Form 10-K
period 1999-06-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 1999-09-28
CIK 813562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                      June 30, 1999
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to

     Commission file number       000-26749

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

             New York                              11-2581812
 (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)

26 Harbor Park Drive, Port Washington, New York                     11050
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code            (516) 626-0007
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:
  Title of Each Class                Name of Each Exchange on Which Registered
            None

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing: $17,222,091 as of August 2, 1999.

             (APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS)
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No .

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 6,912,496 shares outstanding as of August 31, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                             INTRODUCTORY STATEMENTS

Forward Looking Statements

     When used herein, the words "believe," "anticipate," "think," "intend," "will be," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by National Medical Health Card Systems, Inc. ("Health Card") which attempt to advise interested parties of the factors which affect Health Card's business, including, without limitation, the disclosures made under the caption "Business" in Item 1 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 hereof.

Reverse Stock Split

     Except as otherwise noted, all references in this Form 10-K to shares of common stock of Health Card give retroactive effect to a .1278447-for-one reverse stock split of Health Card's shares of common stock effectuated in May 1999.

                                     PART I

Item 1. BUSINESS.

General

     Health Card is an independent company, established in 1981, that provides comprehensive prescription benefit management services. Health Card's programs are designed to assist prescription benefit plan sponsors by:

          o    containing the cost of prescription drugs,
          o    monitoring the cost and quality of prescription services,
          o    providing sophisticated consulting services, and
          o    providing disease information services.

     Sponsors of prescription benefit plans managed by Health Card include managed care organizations, local governments, unions, corporations and third party health care plan administrators. Health Card focuses its marketing efforts on prospective sponsors with plans covering up to 100,000 participants, although it seeks and services sponsors with plans covering less or significantly more plan participants. As of June 30, 1999, plans managed by Health Card covered over 521,000 eligible employees, retirees, members and their dependents.

     Health  Card  provides  sponsors  with  integrated   prescription   benefit
management services, including:

          o    electronic point-of-sale pharmacy claims management,
          o    retail pharmacy network management,
          o    mail pharmacy claims management,
          o    benefit design consultation,
          o    preferred drug management programs,
          o    drug review and analysis programs,
          o    consulting services,
          o    disease information services,
          o    data access, reporting and information analysis, and
          o    physician profiling.

Each of these services is described below under the heading "Services."

     Each plan participant receives an identification card which may be used at any pharmacy participating in Health Card's pharmacy network and the sponsor's plan. The card entitles the plan participant to purchase prescription drugs and certain other physician-prescribed items by paying a deductible and/or "co-payment" amount as determined by the plan sponsor. As of June 30, 1999, the pharmacy network included an aggregate of over 44,000 retail chain and independent pharmacies as well as three mail order pharmacies. See "Services."

     Health Card assists each sponsor to establish the deductible and "co-payment" amounts and the availability of benefits under its plan. Plans generally cover (i) prescriptions for legend drugs, which are drugs that cannot be dispensed without a prescription, (ii) prescriptions requiring compounding of ingredients, one of which is a legend drug, (iii) prescribed insulin and prescribed insulin syringes, and (iv) needles and test strips. Items generally excluded from coverage include diet supplements, over-the-counter drugs (whether or not prescribed by a physician), medical appliances (such as glucometers and blood pressure monitors), bandages, heat lamps, experimental drugs, drugs furnished by a hospital to inpatients, and blood and blood plasma.

     Health Card attempts to contain the cost of sponsors' plans by negotiating favorable pricing arrangements with pharmacies participating in its pharmacy network. Health Card also provides additional cost management through the real-time electronic communication of claims data and plan criteria between those pharmacies and Health Card. The claims submission, review and approval generally occur in a matter of seconds. See "Information Systems." Claims are processed through multiple reviews in order to:

          o    confirm plan conformity,
          o    verify plan participant eligibility,
          o    verify correct pharmacy payment, and
          o    conduct drug review and analysis.

Concurrently, information is sent by Health Card's information systems to the pharmacist about:

          o    drug interactions,
          o    premature refills of prescriptions,
          o    duration or duplication of therapy, and
          o    geriatric or pediatric precautions

based on Health Card's prescription claims history for the plan participant, FDA-approved standards and Health Card's recommended drug and treatment guidelines. These situations or circumstances are collectively referred to as "contraindications."

     The final claim approval or denial is immediately communicated by Health Card to the pharmacy. If a claim is approved, the communication establishes the claim for payment and indicates the co-payment or deductible to be charged to the plan participant.

     Drug manufacturers may issue rebates for the use of certain prescription drugs. Pursuant to an agreement with Foundation Health Pharmaceutical Services d/b/a Integrated Pharmaceutical Services ("Integrated"), a rebate administrator, Health Card submits claims for rebates to Integrated. These rebates relate to certain prescriptions filled under plans that Health Card administers. Integrated submits these rebate claims, and may submit such claims along with rebate claims of others, to the appropriate drug manufacturer, pursuant to agreements Integrated has negotiated with various drug manufacturers. All, part or none of the rebates received by Health Card may be remitted to certain of Health Card's sponsors, depending upon the terms of Health Card's agreement with each sponsor. Through rebates from drug manufacturers, Health Card has reduced its cost of claims. See Item 7 hereof and "Services -- General -- Rebate Administration."

     Health Card's disease information services are designed to inform and educate sponsors, plan participants, pharmacies and prescribing physicians about drug and treatment guidelines for various diseases. Health Card prepares drug and treatment guidelines for various diseases based on a review of professionally prepared health care literature which is publicly available. In compiling the drug and treatment guidelines, Health Card may also utilize clinical guidelines that are issued by medical specialty boards and are available to the public. The drug and treatment guidelines are reviewed by medical and pharmacology experts and submitted to Health Card's Pharmacy & Therapeutics Committee for review and approval. If approved, the drug and treatment guidelines may be made available to interested sponsors and physicians. Health Card believes that the use of disease information services represents a market trend in the prescription benefit management industry. Its use is designed to:

          o meet sponsors' growing need for information to address cost management pressures,
          o    enhance  the  quality,   efficiency  and   cost-effectiveness  of
               pharmacy benefit utilization by plan participants, and
          o    reduce costs to sponsors.

In providing these services, Health Card may utilize its drug review and analysis programs. These programs include a series of on-line reviews which examine a plan participant's claims history for a number of contraindicated drugs or inappropriate dispensing patterns, among other things. Although Health Card has only recently commenced disease information services and currently offers such services to only one sponsor, Health Card believes that disease information services will encourage plan participant compliance with physician-recommended therapy and physician adherence to recommended drug and treatment guidelines. In turn, this conformity should improve plan participant health care while reducing costs.

     Health Card began its business as a provider of computerized prescription claims processing services to sponsors and subsequently increased its capabilities to become a provider of comprehensive prescription benefit management services. In 1995, Health Card's management began to redirect the focus of its business, with the goal of becoming a leading national independent company providing comprehensive prescription benefit management services. In particular, Health Card concentrated on (i) attracting a management team with significant industry experience, (ii) implementing a multi-state marketing effort and (iii) enhancing its information systems. See Items 10 and 13 hereof.

     Health Card's competitors include both independent prescription benefit management companies and those that are affiliated either with drug manufacturers or with retail pharmacy companies. Health Card has developed its business by focusing on information systems and consulting services without many of the restrictions that management believes are inherent in the relationships of its affiliated competitors. Health Card therefore believes that its formulary management and other business activities are more objective than certain of its competitors. Health Card also believes that its information systems and consulting services are superior to that of many of its competitors. Accordingly, based on such beliefs, Health Card is well positioned to take advantage of the increasing information and cost management needs of the prescription benefit management services market.

Industry Background

     In response to escalating health care costs, cost containment efforts in the health care industry have led to rapid growth in managed care and other containment efforts. Despite these efforts, continued advances in medical technology, new drug development and increasing drug utilization have led to significant increases in health care costs. This has created a need for more efficient, cost-effective drug delivery mechanisms. Prescription benefit management companies evolved to address this need. These companies created an opportunity for plan sponsors to provide prescription drug benefits to their plan members in a cost-effective manner through:

          o    mail pharmacy services,
          o    formulary management,
          o    claims management, and
          o    drug review and analysis
while often improving patient compliance with recommended drug and treatment guidelines. An industry source estimates that 1997 U.S. purchases for prescription drugs totaled approximately $83 billion, of which purchases from retail outlets were approximately $53 billion and purchases from mail order were approximately $9 billion. Such industry source indicates that prescriptions managed by prescription benefit management companies represent an increasing proportion of such purchases.

     Traditionally, prescription benefit management companies focused primarily on cost containment by:

          o managing prescription claims to reduce or eliminate duplication of treatment (i.e., redundant drug therapies and other treatments),
          o    encouraging substitution of generics for branded medications,
          o obtaining price discounts from participating pharmacies through a pharmacy network, and
          o    obtaining rebates from drug manufacturers.

     Over the last several years, in response to increasing sponsor demand, prescription benefit management companies have begun to develop sophisticated computerized information systems which (i) help sponsors manage their formularies and (ii) provide data, analysis and detailed reporting, which allow sponsors to make informed decisions about drug use and costs. Health Card believes that sponsors have also increasingly focused on the quality and efficiency of care, emphasizing disease prevention and health enhancement.
Health Card and its competitors have addressed these demands by combining traditional prescription benefit management services with consulting services and disease information programs that exploit the sophisticated information systems.

Services

General

     Sponsors retain Health Card to manage the prescription drug plans that they maintain for the benefit of their plan participants. Health Card consults with sponsors to assist them in customizing their prescription drug plans to meet the particular sponsor's needs. Health Card has also developed and is continuing to expand its consulting and disease information services to meet (i) the growing needs of sponsors to address cost management pressures, and (ii) the increasing needs of plan participants, particularly those requiring costly long-term and recurring therapies.

     Health Card's claims management services are rendered through its on-line real time computerized claims management system, which is sometimes referred to in this Form 10-K as the "on-line claims management system." This on-line claims management system reduces the administrative burdens of processing claims and managing plan benefits for sponsors, plan participants and pharmacies. Claims are typically submitted electronically to Health Card by pharmacies participating in the pharmacy network. They are processed for plan participant eligibility, plan coverage, any deductible limitations, co-payment amounts, payment schedules and pharmacy eligibility. Using its on-line claims management system, Health Card is able to provide an accurate benefit payment to the pharmacy or plan participant.

     The on-line claims management system manages the cost of the plan at the point of service by confirming that:

          o the submitted claim is in conformity with plan terms and conditions,
          o the plan participant is eligible for benefits, and pays any applicable deductible and/or co-payment amounts, and
          o only the negotiated discounts on prescription items will be paid to participating pharmacies.

     The data collected during the claims management process provides a basis for reporting and analyses upon which recommendations are made to sponsors. These recommendations are intended to assist them in lowering the costs of their plans while improving quality and service. See "Services -- Data Access, Reporting and Information Analysis."

     The Health Card and Claims Processing. Each sponsor's plan participant is issued a health card which identifies the plan participant and the sponsor. The card may be utilized at any one of the pharmacies participating in Health Card's multi-state pharmacy network and the sponsor's plan. The health card allows the plan participant to purchase approved prescription drugs and other physician-prescribed items, with the plan participant paying a deductible and/or co-payment amount, if any, to the pharmacy. Each time a new sponsor is added, Health Card provides pharmacies in the pharmacy network that serve the area in which the new sponsor is located with documentation describing the use of the health card, the sponsor and the summarized terms of the plan.

     Plan participants present their health card together with a physician's prescription to a participating pharmacy. The pharmacist, using standard industry software, enters each claim on the pharmacy's computer; the claim is electronically communicated to Health Card for on-line real time processing and resolution. In the ordinary case where the prescription is for a drug listed on the sponsor's formulary, the pharmacist is advised of the appropriate co-payment and deductible, if any, to be collected from the plan participant and of the payment the pharmacy will receive from Health Card. Health Card's on-line claims management system sends appropriate messages regarding preferred drugs and contraindications, based upon plan participants' existing claims history with Health Card. The prescription is then dispensed by the pharmacist to the plan participant, who pays the appropriate co-payment and/or deductible amount and signs a signature log maintained by the participating pharmacy.

     Plan participants are provided with a list of pharmacies participating in Health Card's pharmacy network. Plan participants may alternatively choose to fill prescriptions at a non-participating pharmacy. However, plan participants who utilize non-participating pharmacies pay the full prescription amount, i.e., an amount generally in excess of the negotiated discount offered by pharmacies in the pharmacy network. Both the plan participant and the pharmacy then complete a direct payment claim form, which is mailed to Health Card for the allowable payment amount to be paid to the plan participant. Alternatively, the non-participating pharmacy may elect to immediately enroll in Health Card's pharmacy network and participate in the on-line claims management system. See "Services--Pharmacy Network."

     Occasionally a plan participant's claim is rejected, based on plan parameters, in which case the participant may be referred to the plan's sponsor or to Health Card's customer service department. Also, on occasion a claim is presented and the pharmacist is notified, during the course of processing the claim, that prior authorization from the sponsor is needed before the claim can be approved. In addition, mail order claims processing sometimes results in a message to the pharmacist that a preferred drug is available for use in place of the one prescribed. In such an event, the pharmacist must contact the physician directly for permission to substitute the preferred drug; if such permission is obtained, the pharmacist then contacts the plan participant to obtain his or her permission to make such substitution. Although preferred drug messages are also capable of being sent by Health Card's on-line claims management system to retail pharmacists, to date no sponsor has asked Health Card to do so.

     Invoicing and Payments. Often, sponsors are charged an agreed fee for each prescription filled plus an administrative and/or dispensing fee for managing each claim. Sometimes sponsors are charged an adjustable monthly fee or projected maximum fee based on the number of plan participants, utilization, costs of drugs or other criteria. Health Card provides flexibility of invoicing for its sponsors. Sponsors pay Health Card; Health Card pays an individually negotiated amount to its participating independent and chain pharmacies. Plan participants filing for direct payment receive an allowable payment which is usually specified by the sponsor. See " Services -- Pharmacy Network."

     Rebate Administration. Pursuant to an agreement, dated January 1, 1996, with Integrated, Health Card submits to Integrated claims for rebates from drug manufacturers relating to certain prescriptions filled under plans that Health Card administers. Integrated submits Health Card's rebate claims, and may submit such claims along with rebate claims of others, to the appropriate drug manufacturer. Health Card receives a percentage of the total rebates received by Integrated from drug manufacturers regarding products dispensed to Health Card's sponsors' plan participants, with Integrated retaining a portion of the total rebates as an administrative fee. This agreement is terminable by either party with or without cause on 90 days' prior written notice. These claims are submitted quarterly. As of the date of this Form 10-K, the volume of claims processed by Health Card may not be sufficient to enable it to obtain rebates directly from drug manufacturers in the same aggregate amounts that could be obtained under the Integrated agreement. See Item 7 hereof.

     Rebates accounted for reductions of cost of claims of 1.4%, 1.6% and 2.1% for the years ended June 30, 1997, 1998 and 1999, respectively, but contributed approximately 12%, 17% and 20% of total gross profit for the years ended June 30, 1997, 1998 and 1999, respectively. Rebates accounted for approximately 68%, 105% and 87% of income before taxes for the years ended June 30, 1997, 1998 and 1999, respectively. All, part or none of the rebates received by Health Card may be required to be remitted to certain of Health Card's sponsors, including Vytra Health Plans Long Island, Inc. (formerly known as ChoiceCare Long Island, Inc.) ("Vytra"), a health maintenance organization, and Suffolk County, New York, depending upon the terms of Health Card's arrangement with each sponsor. Termination of the agreement with Integrated could have an adverse effect on Health Card's business, operating results and financial condition. See Item 7 hereof.

Pharmacy Network

     Retail Pharmacy Network Management. A comprehensive multi-state network of participating pharmacies is an essential element of Health Card's business operations. Furthermore, certain of Health Card's sponsors, including Vytra and Suffolk County, require Health Card to maintain a pharmacy network with specified numbers of pharmacies in various locations to serve plan participants. As of June 30, 1999, Health Card had a multi-state network of over 44,000 pharmacies. In addition, as of June 30, 1999, three mail order pharmacies participated in the pharmacy network. See "Services -- Pharmacy Network -- Mail Pharmacy Distribution and Management."

     As part of Health Card's cost containment efforts, Health Card contacts selected participating pharmacies and plan participants by mail to audit the validity of claims. The information requested includes:

          o copies of original prescriptions from participating pharmacies, and
          o written confirmation from plan participants of their receipt of prescribed drugs.

     Health Card also performs on-site audits of records of participating pharmacies. Pharmacies are selected for an audit based upon parameters designed into Health Card's computer programs. Additionally, Health Card may audit a pharmacy in response to, among other things, a complaint from a plan participant or sponsor, or comments from customer service representatives of drug manufacturers.

     Both the retail and mail order components of the pharmacy network are managed by Health Card's on-line claims management system. See "Services -- Electronic Point-of-Sale Pharmacy Claims Management."

     Mail Pharmacy Claims Management. Mail pharmacy service is generally used by plan participants as a cost effective means of minimizing the inconvenience resulting from repeated trips to retail pharmacies to fill prescriptions; this is especially common when a plan participant with a chronic condition receives long-term drug therapy. In addition, the plan participant generally saves money through a reduction in the number of co-payments he would have paid had the prescriptions been filled repeatedly at a retail pharmacy. Further, with mail pharmacy service, the sponsor is charged a lower dispensing fee for prescription ingredients compared to those charged by a retail pharmacy.

     Health Card presently has a non-exclusive relationship with Eckerd Health Services d/b/a/ Express Pharmacy Services ("Express Pharmacy") pursuant to which Express Pharmacy acts as a participating pharmacy and dispenses drugs to plan participants by mail. The agreement between

Health Card and Express Pharmacy expires on June 30, 2000; however, the agreement is automatically renewable for successive 12 month terms. Either party has the right to terminate the agreement as of June 30, 2000 and at the end of any successive term, in each case on 90 days prior written notice. The agreement provides that Express Pharmacy will:

          o    provide the covered drugs by mail to plan participants,
          o    collect the appropriate co-payment, and
          o if required by the plan, collect any additional payment if a brand drug is dispensed when a generic drug is available.

     This agreement further provides that Health Card will pay Express Pharmacy for approved claims within 45 days after the two week processing cycle in which the claim occurs.

     As of June 30, 1999, three mail order pharmacies were participating in Health Card's pharmacy network. Plan participants using a mail order pharmacy mail in their prescriptions to the pharmacy. Claims submitted by mail order pharmacies are managed using Health Card's on-line claims management system and are subject to the same review and verification as those claims submitted by retail pharmacies. If the claim is deemed eligible under the terms of the appropriate plan, the participating mail order pharmacy mails the prescription item to the plan participant. The mail order pharmacy typically covers the plan participant's mailing costs through the use of prepaid envelopes (used by a plan participant to submit his/her prescription) and typically pays to ship the prescribed item to the plan participant.

     Pharmacy Relations. Health Card's agreements with many pharmacies do not require it to make payments within a specified period. However, Health Card knows from experience that they expect timely payment. Health Card endeavors to process claims promptly and obtain funds from sponsors prior to making payments to participating pharmacies; still, there can be no assurance that sponsors will pay Health Card on time.

     No assurances can be made that pharmacies in Health Card's network will not demand faster payment in the future. In particular, in May 1996, Health Card restructured $900,000 of outstanding overdue claims payable to Genovese into a promissory note obligating Health Card to pay such amount over 18 months. That note has been repaid in full. Health Card believes that there has been no material negative effect on its business resulting from its payment schedule and it believes that its relationships with pharmacies are generally good.

     Health Card may be required to pay participating pharmacies whether or not it has been paid by its sponsors. The loss of a substantial portion of the pharmacies in the pharmacy network could have a material adverse effect on Health Card's business, operating results and financial condition. See Item 7 hereof.

Benefit Design Consultation

     Health Card has a sales and marketing staff and pharmacists experienced in prescription drug benefit plan design. Health Card assists sponsors in defining their financial and employee-benefit objectives for their prescription drug benefit plans and in developing a program to meet such objectives. Using both sponsor-specific and general claims experience data, the sales and marketing staff makes recommendations of benefit features such as:

          o    levels of co-payments,
          o    covered and excluded drugs,
          o    generic substitution guidelines,
          o    number of days supply of medication per prescription,
          o    maximum  benefit cost,
          o    maximum plan participant out-of-pocket cost, and
          o coverage for prescription drugs dispensed by non-participating pharmacies.

     The clinical services staff, with occasional assistance from the operations staff, produces customized periodic reports, and disseminates publicly available, peer reviewed, nationally recommended treatment data regarding generic substitution guidelines. Once a plan design has been implemented, the sales and marketing staff monitors plan performance periodically and may recommend changes to the plan.

Preferred Drug Management

     Through its preferred drug programs, Health Card encourages physicians and plan participants to use drugs that are preferred by plan sponsors, usually for lower cost but sometimes for efficacy. Health Card does this, typically, through contacts with physicians. Almost all of Health Card's sponsors use its preferred drug management and generic substitution programs. In administering preferred drug programs, Health Card may recommend that a sponsor offer incentives so that the lower cost brand name drug listed on its formulary is prescribed rather than a more expensive therapeutically equivalent drug. With such a therapeutic interchange program, typically the savings are distributed, for the first year of the program, among the sponsor, the pharmacy, and Health Card; starting with the second year, all of the savings are received by the sponsor. This type of program is most frequently used in connection with long-term therapies. Through a generic substitution program, a plan participant pays a lower co-payment than he would otherwise, and thereby benefits directly from the savings. Health Card believes there are substantial savings to be realized by encouraging plan participants to use generic instead of brand name drugs, since the cost of a generic prescription drug can be as much as 91% (typically 30% to 55%) lower than the cost of the therapeutically equivalent brand name prescription drug.

     Plan participants are encouraged by Health Card to use generic drugs by a variety of methods. These methods include:

          o utilizing differential co-payments (that is, allowing a plan participant accepting a generic drug to pay a lower co-payment than if the same prescription were filled with the brand name drug),
          o requiring the plan participant to pay the difference between the brand and generic price, and
          o    offering  a   financial   incentive   to   pharmacists   to  fill
               prescriptions using generic drugs, when permitted by law, therapeutically permissible and in all cases subject to the physician's prior approval.

     The differential co-payment is the method most commonly used by Health Card to encourage acceptance of generic substitutes for brand name drugs.

     If a physician prescribes a specific drug and the prescription includes a "dispense as written" ("DAW") notation, a pharmacist is not permitted to substitute a generic drug without the physician's consent. In such event, the pharmacist must contact the physician directly for permission to substitute a generic equivalent or a less expensive brand name drug. Depending on state law, if no DAW notation is made, the pharmacist must obtain the consent of only the plan participant to dispense a generic substitute. In New York, if no DAW notation is made and the physician does not prohibit substitution, the pharmacist is required to dispense the generic equivalent if it is available. Other states may have different laws, rules and regulations. Health Card's detailed quarterly reports to sponsors assist in determining if this program is being utilized effectively. See "Services -- Data Access, Reporting Information and Analysis."

     Health Card also provides therapeutic interchange and formulary management. These programs are based upon the effectiveness, quality and cost of specific drugs. Programs of interchange or formulary inclusion are implemented to give sponsors lower cost with equal quality. All chosen drugs are reviewed by Health Card's Pharmacy & Therapeutics Committee in terms of their efficacy, quality (including side effects) and cost. See "Services -- Consulting Services and Disease Information Services."

Drug Review and Analysis

     Health Card's drug review and analysis services include prospective reviews of potential claims and concurrent and retrospective reviews of submitted claims. These include a series of on-line reviews which permit a pharmacist filling a prescription to examine the plan participant's claims history for:

          o    drug interactions,
          o    premature refills of prescriptions,
          o    duration or duplication of therapy,
          o    pregnancy and breast feeding precautions,
          o    geriatric or pediatric precautions,
          o    compliance with prescriptions, both as to dosage and timing, and
          o    other contraindications.

     Health Card transmits such information to the dispensing pharmacist for information purposes only -- not to replace the prescribing physician's or the dispensing pharmacist's professional judgment. Health Card's consulting department retrospectively analyzes the drug utilization patterns of plan participants for each sponsor. Health Card may then recommend changes in the sponsor's plan design, preferred drug management, and disease information systems initiatives to contain costs or to better serve the plan participants.

Consulting Services and Disease Information Services

     Prescription Benefit Plan Consulting. Health Card's consulting services are designed to enable sponsors to enhance the quality of plan participants' care while reducing related costs. Using data relating to the progression and treatment of diseases, Health Card disseminates information regarding therapies that are aimed at treating a disease in a cost-effective manner. Health Card's information systems, which include a comprehensive database, allow Health Card to provide (i) drug review and analysis, (ii) appropriate reports and information, and (iii) disease information services. Health Card believes that technology and information systems advances will allow for future integration of health care claims information, including hospital, laboratory and clinical costs. Health Card further believes that integration will enable it to assess outcomes on a statistical basis and based on such statistical assessments to make recommendations regarding effective prescribing practices. Health Card believes this should allow for improved patient care while controlling therapy costs.

     Health Card has established a Pharmacy & Therapeutics Committee (the "P&T Committee") currently comprised of physicians and pharmacists. The P&T Committee's primary responsibility is to assist sponsors in designing a well managed, therapeutically appropriate, cost-effective preferred drug listing or "formulary." The goal of the P&T Committee is to enable sponsors to optimize plan participant care through drug policy development and education. The P&T Committee meets quarterly and performs the following functions:

          o provides information to sponsors to ensure that the covered drugs of each plan reflect the current standard of medical practice and pharmacology,
          o    evaluates drugs for inclusion in a plan as a preferred drug,
          o    analyzes   current   literature   for   safety,    efficacy   and
               cost-effectiveness of covered drugs,
          o    provides recommendations on drug therapy and utilization,
          o    evaluates drug review and analysis programs and criteria,
          o determines those drugs which require prior authorization from the sponsor, and
          o    reviews the associated guidelines for those drugs' proper use.

     The P&T Committee currently consists of six members: Martin Edelstein, M.D. and Paul Cohen, M.D., each of whom is a practicing physician and medical school professor, Jack M. Rosenberg, a university professor of clinical pharmacy and pharmacology, Joseph B. Laudano, a manager of medical affairs of a major drug company, Howard G. Levine, a pharmacist who is the

Chairman of the Board of an independent pharmacy group, and John Ciufo, who is Health Card's Vice President of Clinical Services and its liaison with the P&T Committee. Mr. Ciufo is the only member of the P&T Committee otherwise affiliated with Health Card. Vytra has the right to designate one member of the P&T Committee, but has not exercised its right. Each Committee member is requested to disclose his or her affiliation with any drug company. Mr. Laudano and Mr. Rosenberg have disclosed a current affiliation with drug companies.

     Disease Information Services. Through its disease information services, Health Card provides information to sponsors that is intended to enable them to enhance their prescription benefit plans and to improve the treatment of plan participants with certain medical conditions. In providing disease information services, based upon recommended drug and treatment guidelines, Health Card:

          o    reviews  and  analyzes   drugs   prescribed   and   prescriptions
               dispensed,
          o    recommends plan guidelines, and
          o    conducts plan participant and physician profiling.

By analyzing plan participants' pharmacy claims patterns, Health Card can provide information to sponsors and health care providers, assisting in the early identification of patients whose care might be improved through additional or alternative treatment or medication. Health Card has developed disease information systems covering cardiovascular and gastrointestinal conditions, migraines, diabetes, and asthma, among others.

     Health Card's disease information services utilize the recommended drug and treatment guidelines, changes in the drug and treatment guidelines, current medical literature and its own assessments to identify plan participants "at-risk" for a particular disease. If the disease information services identify participants "at-risk" for particular diseases, Health Card may provide the recommended drug and treatment guidelines to sponsors, treating physicians and plan participants. If requested by the sponsor, Health Card monitors a participant's compliance with the recommended drug and treatment guidelines, including prescription usage. If it appears, based upon Health Card's analysis of the participant's claims history, that the recommended drug and treatment guidelines are not being applied, Health Card may, if requested by the sponsor, contact the physician, via either telephone or letter, suggesting additional options. Physician performance and adherence to the recommended drug and treatment guidelines are monitored by using Health Card's information systems.

     Health Card is currently marketing its disease information programs on a very limited basis, and is actually providing this service to only one sponsor presently but anticipates that it will be providing these services to another sponsor in the near future. Health Card believes that sponsors' demand for these services will grow as their needs for information to address cost containment increase.

Data Access, Reporting and Information Analysis

     Data Access. Health Card's computerized information systems allow each sponsor to access on-line data relating to the sponsor's plan. With this capability, the sponsor is able to maintain and update plan participant eligibility information and override denials of claims if it so chooses.

     Reports. Sponsors receive quarterly executive reports and ad-hoc reports, in addition to the executive and billing reports which accompany invoices. Based on these reports, Health Card representatives provide information and assist sponsors regarding benefit design, cost containment initiatives, disease information initiatives and formulary management.

     Decision Support Systems. Health Card's proprietary computerized HCFocus decision support tool is part of Health Card's report generation system and utilizes Health Card's proprietary database. Sponsors can use HCFocus to analyze particular information, including, among other things:

          o comparison of physician prescription practices compared to a selected peer group,
          o    analysis and review of a plan participant's drug history,
          o    analysis of the top drugs dispensed by number or dollar value,
          o analysis of generic drug for brand name drug substitution rates, and
          o    analysis of the dispensing patterns of particular pharmacies.

Physician Profiling

     Health Card will, at the request of either a physician or a sponsor, analyze (i.e., profile) a physician's prescription history and consult with either the physician or the sponsor about the physician's prescribing pattern. Health Card might, for example, discuss alternatives to therapies that the physician regularly prescribes based on the drug and treatment guidelines. This practice is designed to enhance the therapeutic benefits received by the plan participant and, where possible, to achieve cost savings. It is also designed to promote conformity with plan benefits and the recommended drug and treatment guidelines. Presently, Vytra is the only Health Card sponsor using the physician profiling services, although one more sponsor has expressed interest in using this service later in 1999 or 2000. Health Card believes that other sponsors may be interested in this service in the future.

Sponsors

     Sponsors include managed care organizations, local governments, unions, employers and third party health care plan administrators of prescription drug programs. As of June 30, 1999, Health Card was servicing 73 sponsors of benefits plans covering over 521,000 participants (such number of sponsors includes each third party administrator client as one sponsor), with concentrations in the Northeast, Southeast and West Coast. For the fiscal year ended June 30, 1999, 29 new sponsors began utilizing Health Card's services.

     Health Card's sponsors are typically asked to sign a standard form of managerial agreement that governs Health Card's relationship with that sponsor. Pursuant to this standard agreement, Health Card pays claims and furnishes other related services through a network of pharmacies. The sponsor provides the details of the plan to be managed, along with a list of all covered participants and eligibility updates. The sponsor is liable for all charges incurred by unauthorized people unless Health Card was notified in writing of ineligibility. If the participant receives prescription drugs from a non-member pharmacy, and the plan provides for reimbursement of some or all of the cost of prescription drugs purchased from a non-member pharmacy, a claim for direct reimbursement must be made. Health Card is obligated to ensure that an adequate number of member pharmacies are available, furnish a description of the plan to the pharmacies, require such pharmacies to comply with the member pharmacy agreement, process claims and determine whether claims qualify for payment. Health Card is also obligated to furnish the sponsor with a bi-weekly account statement which sets forth a summary of claims costs in the preceding period, and a description of the drugs which are included and excluded from the plan.

     Pursuant to the standard agreement, the sponsor is obligated to reimburse Health Card the cost of claims to Health Card (less any cash advances paid) as the bi-weekly statements are received by the sponsor. The bi-weekly account statement will also include an amount due to Health Card for the auditing, approval and payment of claims processed during the preceding period. The contracting party agrees to make all payments within five business days from receipt of the bi-weekly account statement, except that any additional charges for which a separate fee is agreed to by the parties will be remitted by the contracting party within 30 days after receipt of billing from Health Card. Health Card agrees to maintain, in electronic form, current and complete files of all claims received, and records to establish the cost of drugs to each sponsor. The sponsor can review these records. While most of Health Card's larger sponsors negotiate other agreements with Health Card, many sponsors sign the standard form or a modified version of the standard form. The specific terms of each managerial agreement, including any incentive arrangements, are negotiated by Health Card on a case by case basis. While Health Card may take into account factors such as the number of plan participants, margins and economies of scale, among others, in determining the terms of its arrangements with sponsors, Health Card generally does not use set guidelines when determining these terms. See Item 7 hereof.

Significant Sponsors

     Health Card depends on a limited number of sponsors for a significant portion of its revenue.

     For the fiscal years ended June 30, 1998 and 1997, Vytra and Suffolk County were the only sponsors that accounted for 10% or more of Health Card's revenues. For the fiscal year ended June 30, 1999, Vytra, Suffolk County and Operating Engineers Trust Funds were the only sponsors that accounted for 10% or more of Health Card's revenues. The loss of any one of these sponsors would have a material adverse effect on Health Card's business, operating results and financial condition. The business relationship with each of these sponsors is detailed in the immediately following sections.

Vytra

     Vytra is a particularly significant sponsor, as the following table indicates:

                                          Percent of
                                          Health Card's           Number of
            Year Ended June 30,           Revenues                Participants
            -------------------           --------                ------------

                  1997                         45%                   128,404
                  1998                         44%                   166,840
                  1999                         37%                   150,061

     Health Card has been providing services to Vytra since 1990.

     A. Prescription Arrangement

     Health Card provides prescription benefit management services to Vytra under two separate arrangements. Pursuant to a series of letters and conversations, Health Card provides services to Vytra under an arrangement that began under a written agreement that, as amended, expires in December 1999. Under this arrangement, as amended (the "Prescription Arrangement"), National Medical Health Card IPA, Inc. ("Health Card IPA"), Health Card's wholly-owned subsidiary, has agreed to provide services to Vytra through Health Card. Health Card is in the process of negotiating a more formal amendment to the Prescription Arrangement. Health Card cannot be certain that a more formal amendment with Vytra will be signed, or that any agreement that is signed will contain terms as favorable to it as the current arrangement.

     Under the Prescription Arrangement, Health Card provides prescription benefit management services and charges a preset amount based on the number of plan participants covered at the beginning of each month. The amount payable under this arrangement is adjusted retrospectively to take into account actual utilization and cost of claims. The party that benefitted from any difference in such amount pays an adjustment to the other party. Vytra pays Health Card additional fees for certain information services, claims processed and other services.

     The Prescription Arrangement accounted for the approximate percentage of Health Card's revenues indicated in the following table:

                                           Percent of
                                           Health Card's
           Year Ended June 30,             Revenues
           -------------------             --------

                   1997                      34%
                   1998                      34%
                   1999                      30%

     Pursuant to the Prescription Arrangement, Health Card is Vytra's primary provider of prescription benefit management services. Vytra has the right to place a percentage of its claims with other prescription benefit management companies, individual physicians or groups of physicians associated with Vytra. If Vytra processes more than such percentage of its claims with other parties, Health Card can terminate the Prescription Arrangement or renegotiate the present amount charged to Vytra based on the number of plan participants. Under the Prescription Arrangement, should Health Card offer rates more favorable than those offered to Vytra to a competing sponsor whose plan design and demographics, service area and services received from Health Card are substantially similar to those of Vytra, Health Card must promptly notify Vytra. Vytra then may:

          o terminate the Prescription Arrangement, if the competing sponsor has more participants (but less than twice more) than Vytra and Health Card does not offer the same rates to Vytra; and

          o receive the more favorable rates, retroactive to the date the more favorable rates were offered to the competing sponsor, if the number of the competing sponsor's participants is equal to or less than the number of Vytra's participants.

As a result of adoption of new contract drafting guidelines for HMOs and independent practice associations ("IPAs") in New York, Health Card IPA will not be permitted to offer this same contract benefit.

     The Prescription Arrangement requires Health Card to arrange for and maintain an adequate and accessible pharmacy network for Vytra plan participants (i.e., a specified number of pharmacies). Health Card meets this standard if one or more participating pharmacies are located in each zip code in the Vytra service area, which as of this date includes Queens, Nassau and Suffolk County, in the State of New York, unless either (i) no pharmacy exists within a zip code, or (ii) a pharmacy will not participate and such non-participation is beyond the reasonable control of Health Card. In addition, Health Card must exercise its best efforts to maintain pharmacy network participation in accordance with certain historical levels. Health Card is not responsible if the number of pharmacies in the network declines because of pharmacy closings, consolidations or changes in the pharmacy payment schedule. Health Card has agreed with Vytra that it will not terminate a major chain of participating pharmacies during the term of the Prescription Arrangement without Vytra's consent. However, if Vytra does not consent and the inclusion of such chain results in higher actual costs to Health Card, then Vytra will be required to pay such increase on a quarterly basis. In addition, Vytra may require Health
Card to add specific pharmacies to the pharmacy network. Similarly, if the inclusion of such pharmacies results in higher actual costs to Health Card, Vytra will be responsible for the increase.

     The Prescription Arrangement sets forth certain guarantees that Health Card must meet. These include:

          o    processing certain percentages of claims within certain periods,
          o making all reasonable efforts to process all claims within a maximum period,

          o    answering all calls within a specified average time,
          o ensuring that a certain percentage of mail order prescriptions which do not require pharmacy or physician intervention are dispensed within certain periods,
          o making all reasonable efforts to make sure all mail order prescriptions are dispensed within a maximum time period,
          o    reaching certain generic substitution rates, and
          o    maintaining a certain level of rebates per claim.

Health Card is required to pay a penalty for failing to meet certain guarantees.

     Health Card must maintain a Pharmacy & Therapeutics Committee. Vytra has the right to designate one representative to serve on the Pharmacy & Therapeutics Committee, but has not exercised that right. See "Services -- Clinical Consulting and Disease Information." Until recently, Vytra received all of the rebates received by Health Card in connection with the Prescription Arrangement. Health Card currently retains a portion of such rebates. See "Services -- General -- Rebate Administration."

     Pursuant to the Prescription Arrangement, a portion of certain financial risks is shifted from Vytra to Health Card. Vytra is an HMO established under the laws of the State of New York. Under New York law, an HMO may share risk only with reinsurers or, pursuant to a written agreement which complies with certain drafting guidelines issued by the Department of Health ("DOH"), with "providers" and IPAs. Recently, Health Card acquired Health Card IPA, which is an IPA under the laws of New York State. Pursuant to a letter agreement signed in March 1999, Vytra has agreed that the Prescription Arrangement will govern its relationship with Health Card and Health Card IPA. As of the date of this Form 10-K, Health Card is performing the services under this arrangement with Vytra. While the letter agreement does not comply with the DOH drafting guidelines, the parties have discussed a more formal amendment, and Health Card anticipates that, if such an amendment is executed, it will comply fully with the DOH drafting guidelines.

     As of September 25, 1998, Health Card executed a letter agreement with Vytra which extended the term of the original Prescription Arrangement until December 31, 1998. This letter agreement also listed new and additional terms which were to be included in a formal amendment to the Prescription Arrangement. Among other things, the March 1999 letter agreement extends the term of the September letter to December 31, 1999. Even though Health Card, Health Card IPA and Vytra signed the March 1999 letter agreement, Health Card anticipates that a more formal amendment will be signed and govern the parties' relationship from January 1 to December 31, 1999, and will include, among other things, the terms of a proposal issued by Health Card in response to a request for proposal which was issued by Vytra, as contemplated to be modified by the September 25, 1998 letter. As of the date of this Form 10-K, the more formal amendment has not been entered into. Although negotiations are continuing and Health Card expects a more formal amendment to be executed by both parties, no assurances can be given that a more formal amendment will be executed, or that it will be executed on terms favorable to Health Card. If Health Card were to lose Vytra as a sponsor, or lose a significant portion of Vytra's business, it would have a material adverse effect on Health Card's business, operating results and financial condition.

     B. Fee for Service Agreement

     Health Card also provides prescription benefit management services to Vytra under an agreement that commenced March 15, 1990 (the "Fee for Service Agreement") with an initial term ended on March 31, 1991. The Fee for Service Agreement renews annually from year to year, unless terminated by either party. Under this agreement, Health Card performs prescription benefit management services and charges a fee based on the number of claims processed and paid.

     The Fee for Service Agreement accounted for the approximate percentage of Health Card's revenues indicated in the following table:

                                                  Percent of
                                                  Health Card's
         Year Ended June 30,                      Revenues
         -------------------                      --------

                  1997                             11%
                  1998                             10%
                  1999                              7%

Suffolk County

     Health Card has been providing prescription benefit management services to Suffolk County, a municipal corporation of the State of New York, since 1992. Health Card is currently providing services to Suffolk County under an oral agreement, terminable by either party, the economic terms of which are otherwise substantially similar to those of a written agreement that expired on December 31, 1998.

     In March 1999, Suffolk County provided Health Card with a proposed amendment to the written agreement which Health Card has signed but Suffolk County has not. Health Card cannot be certain that the proposed amendment to the agreement with Suffolk County will be signed.

     Suffolk County has accounted for a substantial portion of Health Card's business, as indicated in the following table:

                                       Percent of
                                       Health Card's             Number of
        Year ended June 30,            Revenues                  Participants
        -------------------            --------                  ------------

                 1997                     18%                       37,833
                 1998                     16%                       38,893
                 1999                     14%                       39,688

     Health Card guarantees an effective blended average wholesale price discount per prescription and an average blended dispensing fee per prescription. Health Card is required to pay certain percentages of rebates to Suffolk County pursuant to a complex formula and maintain a pharmacy network at a specified level. Health Card offers Suffolk County a minimum initial rebate guarantee for each paid claim, which applies until the rebate per claim equals a threshold amount. The percentage rebate to which Suffolk County is entitled increases based on a formula tied to the per claim rebate amount.

Operating Engineers

     On December 1, 1997, Health Card began providing prescription benefit management services to Operating Engineers Trust Funds, IUOE Local 12
("Operating Engineers"), a construction workers' union in Southern California. As of June 30, 1999, Operating Engineers covered approximately 42,000 plan participants. As of the date of this Form 10-K, Health Card is providing services pursuant to an oral agreement but is negotiating for a written agreement. No assurances can be given that a formal agreement will be executed, or that it will be executed on terms favorable to Health Card. Pursuant to such oral agreement, Health Card is required to pay a certain percentage of rebates to Operating Engineers. For the fiscal year ended June 30, 1999, Operating Engineers accounted for approximately 12% of Health Card's revenues.

     In the event that any of these sponsors choose to discontinue using Health Card's services, or if the terms of Health Card's arrangements with these sponsors unfavorably change, Health Card's business, operating results and financial condition will be materially adversely affected. In the event of the loss of any of these sponsors, there can be no assurance that Health Card will be able to replace such sponsors.

Sales and Marketing

     Health Card markets its services through a sales and marketing department led by the Executive Vice President of Sales and Marketing. The sales and marketing department includes a marketing manager, marketing assistant, a proposal writer, one regional sales manager, six sales executives, and one sales coordinator. Health Card's sales executives target the following geographic sales regions -- Eastern, Mid-Atlantic, Southeast, Southwest, Midwest, West and the New York Metro area. In addition, Health Card contracts with brokers who are retained to market Health Card's services to prospective sponsors for agreed upon fees based on the number of plan participants enrolled in a Health Card-supported plan and/or the number of claims processed under such plan.

     Health Card attends numerous trade shows and utilizes advertising, public relations and marketing literature for sales support. Additionally, Health Card employs the services of a public relations and media firm for exposure and publication in newspapers, periodicals and journals which are targeted to employee benefit and managed care specialists.

     Further, Health Card is continuing to expand its World Wide Web site. Currently, the Web site describes Health Card's products and services and lists frequently asked questions, among other things. It is anticipated that the Web site will have a page dedicated to on-line services which will allow plan participants to fill out customer service surveys and direct payment claims forms, and to access the pharmacy network listings. The Web site is anticipated to be available for physician access to the Health Card formulary drug listing. Security firewalls have been developed and implemented to protect patient confidentiality.

Competition

     Health Card competes with numerous companies which provide the same or similar services. Many of Health Card's competitors have been in existence for longer periods of time and are far better established than Health Card. Many of them also have:

          o    broader public recognition,
          o financial and marketing resources substantially greater than Health Card,
          o    more experienced management, and
          o    far more  extensive  facilities  than those  available  to Health
               Card.

In addition, some of Health Card's sponsors and potential sponsors may find it desirable to perform for themselves those services now being rendered by Health Card.

     Health Card's ability to attract and retain sponsors is substantially dependent on its capability to provide efficient and accurate claims management, prescription drug program management and related reporting, auditing and consulting services. Health Card believes that the following factors help Health Card successfully compete:

          o a broad base of experience in the information technology and pharmacy benefit management industries,
          o    flexible  and  sophisticated  on-line  computerized   information
               systems, and
          o    a focus on customer service.

     There can be no assurance that Health Card will remain competitive or successfully market integrated prescription benefit management services and disease information services to existing and new sponsors. Furthermore, there is a distinct possibility that consolidation and alliances within the industry will adversely impact the operations and prospects for independent prescription benefit management companies such as Health Card.

Employees

     As of June 30, 1999, Health Card had 93 employees. Health Card's employees are not subject to collective bargaining agreements and Health Card considers its relations with its staff to be satisfactory. See Item 13 hereof.

Information Systems

     Health Card's information systems integrate all of the:

          o    data input,
          o    reporting,
          o    analysis, and
          o    access functions

provided by Health Card, and Health Card believes that its information systems provide it with a competitive advantage. See Item 7 hereof.

     Health Card's on-line claims management system depends in large part on software licensed from Prospective Health Incorporated ("PHI"). By a license agreement dated February 18, 1998, Health Card was granted a non-exclusive and nontransferable perpetual license to use PHI's claims adjudication software system. This system is an integral part of Health Card's on-line claims management system. The agreement required Health Card to pay an initial license fee of $400,000, of which $100,000 was paid upon execution of the agreement and $25,000 paid monthly through March 1999. In addition, if certain milestones are met, based on the number of processed claims, as defined, the initial license fee increases incrementally by up to an additional $500,000 over the term of the license. A milestone has been met which has increased the initial license fee by $150,000 due to increased annualized volume of claims processed. The agreement also provides for the monthly payment of a fee for maintenance and updating services, aggregating annually to 18% of the initial license fee, as defined.

     In addition, Health Card entered into a non-exclusive licensing agreement on March 16, 1998 with Medi-Span, Inc. for a three-year term. This agreement permits Health Card to use Medi-Span's master drug database, certain drug utilization review databases, price-checking software and state claims-review programs for New York and Virginia. Health Card pays license fees annually, which increase as the number of claims processed and number of dedicated users of Medi-Span's software increases. Health Card pays an annual license fee of a minimum of $302,200. On June 1, 1998, Health Card entered into an agreement with Sandata, Inc., of which Bert E. Brodsky, Chairman of the Board and Chief Executive Officer of the Company, is the Chairman of the Board, President, Treasurer and a principal stockholder. This agreement, which was amended on the same date, relates to the hiring of 11 Sandata employees by Health Card to provide development, enhancement and maintenance of Health Card's information systems internally. Health Card paid Sandata $208,000 in consideration for Sandata's assigning to Health Card certain rights relative to such employees. Health Card also assumed a liability of $86,000 relating to these employees. Sandata is expected to continue to provide, through its subsidiaries, consulting services related to Health Card's information systems on such terms and conditions as may be agreed to between the parties from time to time. Also, Sandata confirmed Health Card's proprietary rights in certain software developed by Sandata for Health Card, among other things. See Item 10 hereof.

     A significant portion of Health Card's information systems has historically been developed, enhanced, modified and maintained by Sandsport Data Services, Inc., a wholly-owned subsidiary of Sandata. Furthermore, Health Card leases computer hardware for its data processing center at a monthly cost of approximately $33,000 (as of the date of this Form 10-K) from Sandsport pursuant to an oral agreement. See Item 13 hereof.

Government Regulation

     The activities of prescription benefit management companies such as Health Card are subject to regulation at the federal, state and local levels. While Health Card may not have complied in the past, it has recently reviewed its operations for areas of non-compliance and believes that it substantially complies with the laws and regulations material to the operation of its business or is taking steps to identify and comply with such laws and regulations. The laws that implement this regulation include, but are not limited to, the federal Anti-Kickback, FDA, anti-trust and ERISA laws and the laws of various states relating to health, insurance and utilization review, and the licensing and regulation of professionals, including physicians, nurses, pharmacists, pharmacies and independent practice associations. Health Card is also subject to laws and regulations relating to business corporations in general.

     Regulatory authorities have very broad discretion to interpret and enforce these laws and to promulgate corresponding rules and regulations. Violations of these laws and regulations may result in criminal and/or civil fines and penalties, injunctive relief to prevent future violations, other sanctions, loss of professional licensure and exclusion from participation in federal and state health care programs, including Medicare and Medicaid.

     The interpretation and applicability of some of the laws and regulations applicable to Health Card's business are unclear. Health Card's business activities and relationships with sponsors, pharmacies, Integrated, plan participants, its IPA and brokers have not been the subject of regulatory investigation or review on either the state or the federal level. Health Card has not obtained or applied for any opinion of any regulatory or judicial authority that its business operations and relationships with sponsors, pharmacies, Integrated, its IPA, plan participants or brokers are in compliance with applicable laws and regulations. There can be no assurance that Health Card will be successful, that it will interpret the applicable laws and regulations in the same way as regulatory or judicial authorities, or that the laws and regulations and/or the interpretation thereof will not change.

     A more detailed analysis of certain specific laws and regulations affecting the business, operations and relationships of Health Card is set forth below.

Anti-Kickback Regulations

     The federal Anti-Kickback Statute prohibits knowingly paying or receiving remuneration in return for referring an individual for the furnishing of an item or service, or for the purchasing, ordering or arranging for any item or service for which payment may be made in whole or in part under a federal health care program, including Medicare or Medicaid. The term "remuneration" in the statute expressly includes any kickback, bribe or rebate. Violation of this law is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. Violation may also give rise to civil penalties of up to $50,000 per violation and exclusion from the Medicare and Medicaid programs.

     Safe harbor regulations have been adopted under the Anti-Kickback Statute which immunize certain remuneration arrangements which might otherwise violate that statute. Failure to fall within a safe harbor, however, does not mean that such practice constitutes a violation of the law.

     Health Card believes that it is not in violation of the Anti-Kickback Statute because (i) it does not receive any remuneration directly from Medicare, Medicaid or any other government sponsored health care program, and (ii) it does not believe the payments to it from any of its sponsors, other than Vytra, are derived from funds from Medicare, Medicaid or other federal government sponsored health care programs. Health Card believes that its arrangement with Vytra falls within the HMO safe harbor exemption to the Anti-Kickback Statute because that safe harbor applies to any written risk sharing arrangement with an HMO. Health Card cannot be sure, however, that a government regulatory agency or judicial tribunal would not view the receipt and sharing of rebates as a violation of the federal Anti-Kickback Statute.

     With respect to other sponsors, although Health Card does not have any knowledge to the contrary, it cannot be sure that no portion of a sponsor's payment is derived from a government health care program source, thereby implicating the Anti-Kickback Statute. However, even if Health Card were found to receive indirectly a benefit from such a government sponsored health care program in the form of a rebate from Integrated or otherwise, Health Card believes that its conduct does not violate the Anti-Kickback Statute because it receives and shares rebates with its sponsors and participates in the therapeutic interchange program, only to share cost savings and reduce the cost of prescription benefit services and not to induce referrals.

     The Anti-Kickback Statute and related regulations have been broadly interpreted by the federal courts to prohibit the payment or receipt of any form of remuneration, even if only one purpose of such remuneration is to obtain a referral for any item or service that is covered by a federal health care program. Certain states other than New York have similar statutes that may extend the prohibitions to items or services that are paid for by non-governmental third-party payors, as well as individuals who pay directly for their own health care.

     Health Card is not aware of any instance in which the Anti-Kickback Statute has been applied (i) to prohibit independent prescription benefit management companies from receiving rebates from drug manufacturers based on drug sales by pharmacies to plan participants, formulary management programs, or therapeutic substitution programs, or (ii) to the contractual relationships between independent prescription benefit management companies and their sponsors and participating pharmacies.

     In the last few years, private citizens have commenced litigation, known as Qui Tam actions, against health care providers and suppliers on behalf of the federal government alleging that such providers and suppliers filed false claims with the Medicare and/or Medicaid programs. While the law on the issue is still unsettled, if Health Card's activities with respect to its receipt and sharing of rebates were challenged as a kickback in such a Qui Tam proceeding and determined to form the basis for a false claim under the Anti-Kickback Statute, Health Card could be subject to substantial penalties and treble damages in addition to the
punishments   described   above.   Health  Card's  exposure  to  litigation  and
enforcement actions is increased because of the availability of such Qui Tam actions to a broader class of plaintiffs.

State Insurance Regulations

     One of Health Card's arrangements with Vytra involves the shifting of some of the financial risk of providing prescription benefits from Vytra to Health Card. Under New York law, financial risk sharing arrangements may constitute engaging in the business of insurance which requires a license from the state. Health Card recently acquired Health Card IPA, an independent practice association licensed in New York State. Health Card, Health Card IPA and Vytra entered into a letter agreement in March 1999 which contemplates that services to Vytra will be performed by Health Card IPA through Health Card. As of the date of this Form 10-K, Health Card is performing the services under this arrangement with Vytra. Health Card IPA is also expected to be the contracting party to the more formal amendment or any new agreement with Vytra. To the extent it enters into risk sharing agreements with HMOs or providers in the future, Health Card intends that Health Card IPA will be the contracting party.

     In negotiating the terms of the formal amendment or new agreement, Vytra and Health Card plan to follow the DOH drafting guidelines. However, the existing agreement with Vytra does not follow those guidelines. Health Card cannot be sure that its arrangement with Vytra will not be subject to a claim that it is engaged in the unlicensed business of insurance. Health Card has not determined, and does not believe that it could determine with any degree of accuracy, the nature or extent of any sanctions that might be imposed on it as a result of such a claim.

Independent Practice Association Regulations

     Health Card IPA is an independent practice association under the laws of New York. Under New York law, an HMO may share risk only with reinsurers or, pursuant to a written agreement which complies with certain drafting guidelines issued by the DOH, with "providers" and independent practice associations. Health Card intends that the IPA will be the contracting party with respect to any contracts with HMOs or providers containing financial risk sharing provisions. Health Card IPA is subject to the regulatory authority of the DOH and the laws, rules and regulations applicable to independent practice associations in New York. Under such laws, rules and regulations, Health Card IPA's contracts with HMOs and providers will be subject to the DOH's contract drafting guidelines and must be reviewed and approved by the DOH.

     In July 1998, the DOH issued new HMO and contract drafting guidelines. These guidelines are to be used in connection with the approval process for HMO and IPA contracts. Health Card has negotiated with Vytra to incorporate into their anticipated more formal amendment the provisions required by the drafting guidelines. Health Card cannot be sure that Vytra will sign the more formal amendment, which failure would have a material adverse effect on its business, operating results and financial condition. While Health Card does not believe that the implementation of the contract drafting guidelines will have a material adverse effect on its business, operating results and financial condition, it cannot be sure that DOH, in the exercise of its discretion, will not withhold or delay its approval of the more formal amendment with Vytra, which could have such a material adverse effect.

Pharmacy Regulations

     New York prohibits unlicensed persons from engaging in the practice of pharmacy. The practice of pharmacy is defined as "the preparing, compounding, preserving, or the dispensing of drugs, medicines and therapeutic devices on the basis of prescriptions or other legal authority." Health Card believes that it is engaging in the business of providing management and administrative services for prescription benefit plans and not in the practice of pharmacy.

     As a precautionary measure, in order to preclude any possible finding that it is engaged in the unauthorized practice of pharmacy, Health Card became a licensed pharmacy in New York in March 1999. Health Card cannot be sure that the New York Department of Education will not claim that Health Card had been engaged in the practice of pharmacy without a license prior to that date. Health Card has not determined, and does not believe that it could determine with any degree of accuracy, the nature or extent of any sanctions that might be imposed on it as a result of such claim.

     As a licensed pharmacy, Health Card is subject to all of the laws and regulations governing pharmacies including those regarding professional misconduct. Professional misconduct for a pharmacy is defined to include, among other things, (i) splitting fees in connection with the furnishing of professional care or services, including the sale of drugs, (ii) receiving valuable consideration as a commission, discount or gratuity in connection with the sale of drugs, and (iii) paying or receiving any consideration to or from a third party for referring a patient, or in connection with the performance of a professional service.

     Health Card is not aware of any interpretation by any court or governmental agency of the laws and regulations regarding fee splitting or referral fees by licensed professionals to any arrangements similar to those engaged in by Health Card nor has Health Card obtained or applied for any opinion of any regulatory or judicial authority that its business operations or relationships are or will be in compliance with such laws and regulations. The following aspects of Health Card's business should be considered in light of these laws and regulations.

     Health Card receives rebates from Integrated through contracts between Integrated and pharmaceutical companies to which Health Card has agreed to be joined. While Health Card shares the proceeds of those rebates with its sponsors, it does not share any rebates with pharmacies.

     In connection with its formulary management program, the P&T Committee considers the net cost of various drugs as one factor in determining which drugs should be included in the Health

Card formulary. While the determination to include or exclude drugs from the formulary is primarily based on the quality and efficacy of the drugs, their net cost after any available rebate is also considered. If Health Card chooses to include certain drugs in its formulary for which it receives rebates, it may be required under the terms of its agreements with Integrated and the joinder agreements with pharmaceutical companies to exclude certain other drugs from its formulary in order to receive those rebates.

     Under its therapeutic interchange program, Health Card shares savings realized as a result of participating pharmacies' dispensing lower cost drugs instead of more expensive prescribed drugs. Health Card also has agreements to pay brokers to market its plan administration services to other potential sponsors.

     Although it is licensed as a pharmacy, Health Card does not believe that its activities as a prescription benefit manager constitute the rendering of pharmacy services that would subject it to the professional misconduct regulations for its prescription benefit management activities. Even if it were determined that Health Card's activities constitute the practice of pharmacy, Health Card does not believe that any of its activities are of the type prohibited by the pharmacy law or the rules of professional misconduct applicable to pharmacies. Health Card cannot be sure, however, that the New York Department of Education would not come to a different conclusion and commence a regulatory investigation or seek to impose sanctions on it for such conduct.

Regulations Regarding Certain Rights of Privacy and Confidentiality

     It is also professional misconduct in New York for a pharmacy to disseminate personally identifiable health information about a patient without the patient's prior written authorization. Improper dissemination of such information may subject a pharmacist to fines, penalties, other sanctions, injunctive relief, professional disciplinary actions and loss of license.

     In the course of its business, Health Card receives data regarding each plan participant's prescription drug utilization history. Under some circumstances, Health Card may also receive other medical information regarding a plan participant. The availability of such information to Health Card may enable it to draw certain conclusions about a plan participant's health. For example, a plan participant receiving long-term insulin therapy may be identified as a diabetic. Health Card calls these identifications "inferred disease states."

     Based on the information Health Card obtains regarding a plan participant's inferred disease state, Health Card may make recommendations to sponsors on how to reduce costs and improve the plan to better serve plan participants. Health Card routinely shares such information with its sponsors through its computer network. Under the terms of most plans, Health Card also may be required to provide patient specific information directly to sponsors, including drug history information that may suggest an inferred disease state. In utilizing the data received by Health Card in this manner, it is possible that Health Card could be found to have violated the privacy rights of plan participants under the laws of New York and other states in which it does business. Such a determination could have a material adverse effect on Health Card's ability to provide disease information services, an area of its business that Health Card believes gives it a competitive advantage and is anticipated to be an important element of its future success.

     The Secretary of Health and Human Services has circulated recommendations regarding legislation intended to protect the privacy of personally identifiable health information. Several legislative bills on the subject have also been introduced in the U.S. Senate. While none of these measures have been adopted into law, Health Card cannot be sure that the subject will not be addressed in one manner or another at the federal level. If federal legislation regulating access to and dissemination of personally identifiable health information is adopted, it could have an adverse effect on the business operations of Health Card as currently conducted.

Regulations Applicable to Health Care Professionals

     All states, including New York, regulate the practice of medicine, nursing and other licensed health professions. Activities deemed by a state's regulatory authority to constitute the practice of medicine, nursing, or any other licensed health profession without the proper license would subject the actor to the penalties provided under such state's laws.

     In the course of its business, Health Card provides disease information services, drug usage monitoring programs, preferred drug management, and consulting services. Health Card does not believe that these or any of its other activities as a prescription benefit management company, constitute the practice of medicine, nursing or any other licensed health profession. Health Card cannot assure that a regulatory authority in New York, or any other state in which it engages in such activities, would not assert a contrary position and subject it to the sanctions described above.

Utilization Review Regulations

     Under the Insurance Law and Article 49 of the Public Health Law, the State of New York regulates utilization review. Utilization review is defined as the review to determine whether health care services that have been, are being or will be provided are medically necessary. Health care services, for purposes of the utilization review law, are defined to include the provision of pharmaceutical products. In some of the contracts to which it is a party, Health Card agrees to provide "drug utilization review" and "drug utilization management." However, Health Card believes that the drug review and analysis services it provides to its sponsors do not involve making determinations as to the medical necessity of the pharmaceutical products provided that would subject it to regulation under the utilization review laws.

FDA Regulation

     The United States Food and Drug Administration has asserted general authority to regulate promotional activities of, and materials disseminated by, prescription benefit management companies that are owned or influenced by or subject to contractual relationships with drug companies. In January 1998, the FDA published a draft guidance concerning certain promotional practices performed by such prescription benefit management companies. Among the practices discussed in the FDA's commentary to the draft guidance were the use of product-specific financial incentives to influence drug selection and prescribing decisions, disease information programs, and the use of specified or preferred drug formularies.

     Since Health Card is neither owned, nor directly controlled or influenced by a drug company, it believes that the existing regulations and draft guidelines do not apply to it. However, due to its contractual relationship with Integrated and its joinder in agreements between Integrated and various drug companies, there can be no assurance that some of Health Card's activities may not be subject to FDA review and regulation as set forth in the draft guidance. In such event, some of Health Card's activities and Integrated's rebate program may require modification or elimination.

Regulation in Other States

     Health Card is in the process of evaluating its involvement with sponsors and plan participants located in states other than New York. Health Card is conducting that review systematically, focusing its attention initially on those states where it has the most sponsors and/or plan participants. As a result of that review, Health Card has determined that it is required to become licensed as a third party administrator of insurance benefits in several states, including Ohio, Florida, Tennessee, Kentucky and Michigan. Health Card has applied to become a third party administrator or is in the process of completing such application in each of these states and has received a license in Ohio.

     Health Card intends to apply for a third party administrator's license in each state in which it determines that its business operations require it. Prior to September 1998, Health Card conducted its activities without applying for any such licenses. While Health Card is in the process of seeking to comply with all such laws that are in effect in the states in which it conducts its business, Health Card cannot be sure that it will be granted such licenses at this time or at all, or that it will not be subject to fines and other penalties including injunctive relief, as a result of its past non-compliance. Health Card has not determined, and does not believe that it could determine with any degree of accuracy, the nature or extent of any punishment that might be imposed on it as a result of such historical non-compliance.

     New York does not regulate prescription benefit management companies. Health Card cannot be sure that New York or any other state will not assert regulatory authority over it or its activities as a prescription benefit management company or otherwise, now or at any time in the future. If a state does assert such regulatory authority, Health Card will seek to comply with all applicable regulations; however, Health Card cannot be sure compliance will be achieved. If Health Card is unable to comply, it may not be permitted to conduct its activities in those states as it currently conducts them, or at all.

     Health Card has retained special counsel to advise it about insurance, health, licensure and certain other regulatory matters governed by New York State laws and federal laws. Health Card has not retained counsel, or obtained any advisory opinion from any state administrative or regulatory agency, regarding the laws of any other state. Health Card cannot be sure that its activities in such other states are in compliance with all applicable laws and regulations of such states, and thus, its activities in those other states may subject it to judicial and regulatory review and such sanctions and/or punishments as may be provided under the laws and regulations of such states.

Item 2. PROPERTIES.

     Health Card occupies approximately 14,600 square feet of space at 26 Harbor Park Drive, Port Washington, New York under an amended lease at a monthly cost of $31,000 (including utilities). The lessor is BFS Realty, LLC, which is affiliated with Mr. Brodsky. The lease expires as of March 30, 2004. Rent under the lease increases by 5% annually. The BFS lease was assigned by Sandata to BFS in November 1996. Mr. Brodsky is the Operating Manager and holder of a majority of the membership interests of BFS. Health Card believes that the terms of this lease are as fair to it as those which could be obtained from an unaffiliated third party. Pursuant to an oral agreement entered into in 1994 with BFS, Health Card paid $700,000 in June 1995 in connection with certain allocated leasehold improvements. Health Card began occupying space at 26 Harbor Park Drive in October 1994 and began making rental payments for such space in December 1994. See Item 13 hereof.

     Health Card has completed a new customer service center at its headquarters. It has initially been equipped with approximately 30 service representatives' desks, and there is space for an additional 30 service representative work areas. The customer service center opened on May 14, 1999, and the additional 30 service representative work areas will be equipped and become operational as needed. Management believes that Health Card's current offices will be adequate for Health Card's purposes for the foreseeable future, without giving effect to any significant increase in need due to possible acquisitions. In addition, Health Card is considering the possibility of leasing approximately 10,000 to 15,000 square feet of additional offsite space to house a disaster recovery center.

     Pursuant to a lease dated August 10, 1998 and expiring on August 31, 2005, Health Card occupies approximately 1,500 square feet at 63 Manorhaven Boulevard, Port Washington, New York, which will be used as a pharmacy. The landlord for these premises is 61 Manorhaven Boulevard, LLC. Bert Brodsky is the sole member. The rent for the 12 month period ended August 31, 1999 was $1,500 per month; the annual rent increases by 5% per year. Additional rent, in the form of certain expenses, is also payable.

     Pursuant to a lease commencing December 15, 1998, and expiring on December 14, 1999, Health Card leases an apartment, for use by two members of its management, at premises located at 77 Juniper Road, Port Washington, New York. The annual rent is $20,400. Utilities and maintenance service (if any maintenance service is contracted for) are payable by Health Card as additional rent.

Item 3. LEGAL PROCEEDINGS.

     Health Card is involved in various legal proceedings, including the one described in the following paragraph, incidental to the conduct of its business. While there can be no assurance, Health Card does not expect that any such proceedings will have a material adverse effect on its business, operations and financial condition.

     By letter dated February 9, 1999, Health Card was informed by counsel for the West Contra Costa Unified School District that it and an individual plaintiff had filed suit in the Superior Court of Contra Costa, in the State of California, against Health Card. The complaint was filed with the Superior Court on December 8, 1998, and enumerates six grounds for its claim to damages. The case has been removed to Federal Court. The complaint alleges, among other things, that the parties entered into a contract effective in November of 1996, and that on December 11, 1996, Health Card unilaterally terminated that contract, effective December 16, 1996. The complaint further alleges that this termination was in violation of the terms of the contract and of one or more statutory provisions; that the termination resulted in the School District incurring approximately $150,000 in additional costs due to its having to enter then into a fee for service arrangement with Health Card in order to continue providing prescription benefits to its plan members; and that, due to the wrongful termination of the contract, the school district was forced to secure a replacement for the benefits and services that were to have been provided under the contract with Health Card. The complaint alleges, in connection with this last circumstance, that the School District incurred roughly $400,000 in additional expenses as a result. The complaint also seeks treble damages. If treble damages were allowable in this case, and a judgment were to be entered against Health Card, Health Card could be liable for damages in excess of $1.5 million. Health Card denies the allegations set forth in the complaint, and intends to vigorously defend against the allegations made in the complaint, and has engaged local counsel in Los Angeles to assist it in such defense. Notwithstanding the foregoing, because of the uncertainties of litigation, no assurances can be given as to the outcome of this litigation. In the event that Health Card were not to prevail in this litigation, Health Card could be required to pay significant damages to the School District, which could in turn have a material adverse effect on Health Card's business, operating results and financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At an Annual Meeting of Shareholders of Health Card held on May 10, 1999, the shareholders of Health Card (i) elected a Board of five directors consisting of Bert E. Brodsky, Gerald Shapiro, Gerald Angowitz, Richard J. Strauss and Kenneth J. Daley, (ii) approved the adoption of a Restated Certificate of Incorporation (which included certain elections by Health Card to be governed by various provisions of the Business Corporation Law of the State of New York),
(iii) approved the adoption of a Certificate of Amendment to the Certificate of Incorporation of Health Card pursuant to which the number of shares of Common Stock that Health Card is authorized to issue was reduced from 200,000,000 from 25,000,000 and the number of issued and outstanding shares of common stock of Health Card was reduced by virtue of .1278447-for-one reverse stock split of Health Card's shares of common stock from 41,554,302 to 5,312,497, (iv) approved the adoption of new By-Laws, (v) approved the adoption of Health Card's 1999 Stock Option Plan and (vi) approved and ratified the making of certain loans and guarantees by Health Card to and on behalf of certain persons as described in Item 13 hereof. The number of affirmative votes and negative votes with regard to the foregoing was as follows:

     (i)  Election of Directors:

          Nominee                        Vote for Election
          -------                        -----------------

          Bert E. Brodsky                    39,951,253
          Gerald Shapiro                     39,951,253
          Gerald Angowitz                    39,951,253
          Richard J. Strauss                 39,951,253
          Kenneth J. Daley                   39,951,253

     (ii) Approval of Restated Certificate of Incorporation:

          For:   39,951,253            Against:   0               Abstain:  0


     (iii) Approval of Certificate of Amendment to Certificate of Incorporation:

          For:   39,951,253            Against:   0               Abstain:  0

     (iv) Approval of New By-Laws:

          For:   39,951,253            Against:   0               Abstain:  0

     (v)  Approval of 1999 Stock Option Plan:

          For:   39,951,253            Against:   0               Abstain:  0

     (vi) Approval of Loans and Guarantees:

          For:   39,951,253            Against:   0               Abstain:  0

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     Upon completion of Health Card's public offering of shares of common stock on July 28, 1999 (the "Public Offering"), Health Card's common stock began trading under the symbol "NMHC" on the Nasdaq National Market. Prior to July 28, 1999, there was no public trading market for Health Card's securities.

Holders

     The Company has been advised by its transfer agent (Continental Stock Transfer & Trust Company) that the approximate number of record holders of its common stock as of September 23, 1999 was 45.

Dividend Policy

     Health Card has not declared or paid any cash dividends in the past and does not anticipate doing so in the foreseeable future. Health Card intends to retain any earnings to finance its growth. Any future payments of dividends will be at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant. No assurance can be given that Health Card will pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     Health Card sold the following unregistered securities during the fiscal year ended June 30, 1999:

     On October 30, 1998, Bert E. Brodsky purchased 340,919 shares of common stock of Health Card for $2,000,000 cash. The funds used for this purchase were borrowed from Marine Midland Bank. The indebtedness of $2,000,000 to Marine Midland Bank was secured by 340,919 shares of common stock of Health Card owned by Mr. Brodsky on October 30, 1998. Health Card also executed an unlimited continuing Guaranty Agreement for the indebtedness of Mr. Brodsky to Marine Midland Bank. In January 1999, Mr. Brodsky paid such promissory note in full. On April 8, 1999, HSBC (formerly Marine Midland Bank) advised Health Card that its unlimited guaranty of Mr. Brodsky's $2,000,000 loan was released.

     The foregoing transaction was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) thereof. The sales of the shares of common stock was without the use of an underwriter, and the certificate evidencing the shares of common stock relating to the foregoing transaction bears a restrictive legend permitting the transfer thereof only upon registration of such securities or an exemption under the Act.

Item 6. SELECTED FINANCIAL DATA.

     The following tables summarize certain selected financial information for each of the years in the five year period ended June 30, 1999 and provide certain supplemental data. The selected consolidated income statement data for the years ended June 30, 1997, 1998 and 1999 and the selected consolidated balance sheet data as of June 30, 1998 and 1999 have been derived from the audited consolidated financial statements of Health Card included in Item 8 hereof. The selected consolidated income statement data for the year ended June 30, 1996 and the selected consolidated balance sheet data as of June 30, 1996 have been derived from the audited consolidated financial statements of Health Card which are not included in this Form 10-K. The selected consolidated income statement data for the year ended June 30, 1995 and the selected consolidated balance sheet data as of June 30, 1995 have been derived from unaudited financial statements of Health Card which are not included in this Form 10-K. The information contained in this table should be read in conjunction with Health Card's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 hereof.

                                                                           Year Ended June 30,
                                         1995           1996              1997           1998             1999
                                    -----------       ----------      -----------      ----------      --------------
                                    (unaudited)
Income Statement Data:
Revenues..........................  $45,230,912      $54,308,872     $70,405,168     $98,528,384      $134,031,026
Cost of claims....................   42,316,738       48,843,261      63,293,699      89,770,402       121,536,733
Gross profit......................    2,914,174        5,465,611       7,111,469       8,757,982        12,494,293
Selling, general and
  administrative expenses*........    3,394,577        4,216,259       5,855,282       7,192,027        10,171,314
                                     ----------       ----------      ----------      ----------       -----------
Operating income (loss)...........     (480,403)       1,249,352       1,256,187       1,565,955         2,322,979
Other income (expense)............       17,723           21,530          42,595        (180,507)          592,032
                                     ----------       ----------      ----------      ----------       -----------
Income before income taxes
  (loss)..........................     (462,680)       1,270,882       1,298,782       1,385,448         2,915,011
Provision for income taxes
  (benefit).......................          850         (185,275)       (189,984)        569,000           976,000
                                     ----------       ----------      ----------      ----------       -----------
Net income (loss).................  $  (463,530)     $ 1,456,157     $ 1,488,766     $   816,448      $  1,939,011
                                     ===========      ==========      ==========      ==========       ===========

Earnings (loss) per common share:
    Basic.........................  $     (0.19)     $      0.47     $      0.46     $      0.16      $       0.37
                                     ===========      ==========      ==========      ==========       ===========
    Diluted.......................  $     (0.19)     $      0.35     $      0.37     $      0.16      $       0.37
                                     ===========      ==========      ==========      ==========       ===========

Weighted average number of common
  shares outstanding:
    Basic..........................   2,447,057        3,093,085       3,258,459       4,966,885         5,205,084
    Diluted........................   2,447,057        4,182,909       4,008,481       4,969,166         5,205,084
------------------------
*Includes amounts charged by
  affiliates aggregating........... $ 2,342,352      $ 2,868,974     $ 4,511,144     $ 4,904,514      $  2,816,982

                                                                                                                         As of
                                                                    As of June 30,                                      June 30,
                                          1995           1996            1997             1998            1999            1999
                                     --------------   -----------     ----------      ----------       ----------     -------------
                                      (unaudited)                                                                     (Pro forma)(1)
Balance Sheet Data:
Cash and cash equivalents.........  $      30,629    $    11,137     $ 1,782,597     $ 1,305,792      $ 2,815,863       $15,698,963
Working capital (deficit).........     (5,760,534)    (7,530,351)     (7,436,095)     (8,658,324)      (6,680,593)        6,202,507
Total assets......................      3,975,483      8,531,507      11,871,820      18,343,900       30,846,011        40,572,833
Long-term debt (including
  current portion)................         25,346        869,437         263,648           9,742            1,950             1,950
Total stockholders' equity
  (deficit).......................     (4,527,246)    (3,663,125)     (2,343,671)     (2,006,282)       1,998,315        11,725,137

                                                                     As of June 30,
                                           1995          1996             1997            1998             1999
                                       -----------    ----------      -------------    ----------       ----------
Supplemental Data(2):
Retail pharmacy claims
  processed.......................      1,463,247      1,675,490       1,990,976       2,405,627        3,066,098
Mail pharmacy processed
  claims..........................         17,889         28,238          62,413         131,611          171,295
Estimated plan participants
  (at period end).................        230,000        271,784         291,446         401,226          521,150
------------

(1) Gives retroactive effect to (a) the consummation by Health Card of a public offering of its shares of common stock on August 2, 1999 pursuant to which it received net proceeds of $10,890,200 and (b) the receipt by Health Card of $1,992,900, in partial satisfaction of certain debt owed by affiliates of Health Card, in connection with a contemporaneous public offering by a selling stockholder of shares of common stock of Health Card. See Items 7 and 13 hereof.
(2)  This data has not been audited. See Items 1 and 7 hereof.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     Health Card derives its revenue from the provision of comprehensive prescription benefit management services to sponsors of prescription benefit plans. Sponsors of such plans managed by Health Card include managed care organizations, local governments, unions, corporations and third party health care plan administrators. Health Card's prescription benefit management services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail pharmacy claims management, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, disease information programs, data access, reporting and analysis and physician profiling. As of June 30, 1999, Health Card had approximately 521,000 plan participants and a pharmacy network of approximately 44,000 participating pharmacies.

     Significant revenues currently include:

          o administrative fees (which may be per claim or per plan participant per month), and
          o charges relating to pharmaceuticals dispensed by pharmacies participating in Health Card's pharmacy network, including mail service pharmacies.

     Revenue from each sponsor is comprised of one or a combination of both of the components identified above. Health Card prices services in some combination of these revenue sources, taking into consideration the cost of claims which can vary according to Health Card's arrangements, including those relating to rebates, with each sponsor. The balancing of these components of revenue and cost of claims is part of the contract negotiation and/or quote process -- for some sponsors the process is through a negotiation as the contract is finalized and for others the process is a bid in response to a request for proposal.

     Revenue is earned when Health Card provides services. Substantially all of the services that Health Card provides to its sponsors are related to the adjudication of the drug claims at the point of service. At this time, the plan participant is checked for eligibility of coverage, the prescription is compared to the plan parameters established with the sponsor, the particular drug is reviewed for contraindications based upon the plan participant's drug history, age and sex, and the information is placed into a database available for reporting and query. Accordingly, Health Card recognizes administrative fees at the time of claims adjudication.

     Revenue is earned and recognized as follows: Administrative fees are either per claim charges of an amount agreed upon with the sponsor or per plan participant per month charges agreed upon with the sponsor. Per claim fees are billed to sponsors for the claims adjudicated during the period. Per plan participant per month fees are generally billed to sponsors at the beginning of the month. The amount of revenue related to the drugs dispensed by pharmacies participating in Health Card's pharmacy network is recognized at the time of dispensing the drug, as the cost is incurred.

     The following table sets forth the breakdown of Health Card's charges relating to pharmaceuticals dispensed and administrative fees.

                                                Years Ended June 30,
                                       1997             1998           1999
                                       ----             ----           ----
Charges relating to
  pharmaceuticals..............     $69,551,998     $97,558,390   $132,889,359
Administrative fees...........          853,170         969,994      1,141,667
                                     ----------      ----------    -----------
     Total Revenues.............    $70,405,168     $98,528,384   $134,031,026
                                     ==========      ==========    ===========

     Health Card does not take possession or legal ownership of the pharmaceutical drugs dispensed by the pharmacy network, although Health Card assumes the legal responsibility and financial risk of paying for dispensed pharmaceuticals whether or not Health Card is paid by its sponsors.

     Health Card utilizes a comprehensive prescription benefit database to perform outcome studies and to develop disease information programs which are used to reduce overall healthcare costs. These programs do not currently produce significant revenue. Because Health Card believes that information-based services are becoming a more important component of managed care, Health Card believes that its disease information programs will provide an increasing source of revenue in the future.

     Three sponsors, Vytra, Suffolk County and Operating Engineers, accounted for approximately 63% of revenues during the year ended June 30, 1999. As of June 30, 1999, Vytra, Suffolk County and Operating Engineers accounted for an aggregate of 44% of Health Card's plan participants. Effective May 1, 1999, Health Card added two new sponsors, representing approximately 90,000 additional plan participants, an increase in the aggregate number of plan participants of more than 20%. The successful implementation of Health Card's acquisition and growth strategy would likely further reduce Health Card's level of plan participant concentration. However, no assurances can be made that such strategy will be successful or such results achieved.

     Health Card's arrangements with Vytra, Suffolk County and Operating Engineers are either oral, short-term, terminable by the sponsor or subject to continuing negotiation. For example, Health Card is currently negotiating a more formal agreement with Vytra, which will be subject to review by the New York Department of Health. Failure to gain DOH approval could lead to the significant revision of its arrangements with Vytra or the loss of all or a portion of Vytra's business. If Health Card were to lose Vytra, Suffolk County or Operating Engineers as a sponsor, or lose a significant portion of any such sponsor's business or if the terms of these arrangements were to adversely change, it would have a material adverse effect on its business, operating results and financial condition. As discussed above, Health Card believes that its sponsor base is growing and diversifying and expects the percentage of total revenue contributed by its largest current customers to continue to decline in the future.

     Under one of Health Card's arrangements with Vytra, the written agreement sets forth a formula which determines Health Card's financial commitment with respect to the price of covered drugs. Health Card has verbally advised Vytra that it has been paying less than the amounts called for by such formula. In management's opinion, the formula reflected in the agreement determines the maximum prices payable to pharmacies, although this is not expressly stated. Management believes that it would not be reasonable to conclude that such formula determines minimum prices payable to pharmacies, because neither Vytra nor Health Card would reasonably mandate minimum prices in a business relationship intended to reduce sponsor cost. Based upon this assumption, and the fact that Health Card verbally advised Vytra of this practice over one year ago and Vytra has not objected, Health Card believes that the risk of refunding any amounts to Vytra is remote. Although Vytra has not objected to Health Card's paying less, Health Card cannot assure that Vytra will not object in the future, nor can Health Card assure that its objection will not result in its losing the relationship with Vytra under this arrangement, or all of its business.

     Cost of claims includes:

          o the amounts paid to network pharmacies, including mail service pharmacies, for pharmaceutical claims; and
          o    reductions resulting from rebates from drug manufacturers.

     Rebates accounted for reductions of cost of claims of 1.4%, 1.6% and 2.1% for the years ended June 30, 1997, 1998 and 1999, respectively, but contributed approximately 12%, 17% and 20% of total gross profit for the years ended June 30, 1997, 1998 and 1999, respectively. Rebates accounted for approximately 68%, 105% and 87% of income before taxes for the years ended June 30, 1997, 1998 and 1999, respectively. Due to the expected growth and diversification of the business mentioned above, Health Card also expects rebates, as a percentage of cost of claims, to increase and continue to account for a significant percentage of total gross profit and income before taxes. Certain of Health Card's sponsors are entitled to all or a portion of rebates received by Health Card, which portion varies by sponsor. For example, until recently, Vytra received all of the rebates received by Health Card in connection with the Prescription Arrangement. Health Card currently retains a portion of such rebates. If such rebate programs were to be discontinued or adversely altered by drug manufacturers, or if the terms of Health Card's rebate sharing arrangements with its sponsors were adversely altered, it would have a material adverse effect on Health Card's business, operating results and financial condition. Health Card's rebate administrator was recently acquired by one of its competitors and Health Card is not sure what effect, if any, such acquisition will have on its business.

     Cost of claims are recognized as follows: The contractual obligation of Health Card to pay for these drugs is recorded as cost of claims at the time of dispensing of the drug by the pharmacy network. Cost of claims is reduced by the rebates that Health Card retains net of amounts due to the sponsors and a 10% fee retained by Integrated as an administrative fee. Rebates are earned from drug manufacturers based on drugs utilized by plan participants at the time of dispensing. Health Card's estimated portion of these rebates, which varies by sponsor, is recorded monthly based upon the claims adjudicated in that month and Health Card's historical experience as to its rebate per claim for the previous quarter.

     Health Card estimates rebates because it has contracted with a third party, Integrated, as a rebate administrator, which enters into contracts directly with the pharmaceutical manufacturers in connection with its arrangements with a number of pharmacy benefit managers, HMOs and other plan sponsors. Pursuant to Health Card's agreement with Integrated, Health Card has entered into agreements which obligate it to the terms of Integrated's agreements with pharmaceutical manufacturers. Health Card does not participate in the negotiation of such agreements; therefore, Health Card cannot control the level of market share minimums required and the amounts of rebates provided for in future contracts between Integrated and drug manufacturers.

     Because Integrated may combine rebate claims for drugs used by Health Card's sponsor's plan participants with the claims of others, and the level of rebates in some of the agreements with the drug manufacturers is computed based on achieving market share minimums calculated on a quarterly basis, Health Card does not have the information to calculate precisely the amount of rebates due at the time quarterly or annual financial statements are prepared. Market share is generally defined as the percentage of utilization of a certain drug or drugs within its therapeutic class. Historically, this market share has been very predictable and consistent with the prior quarter.

     Health Card has been advised by its rebate administrator that none of the rebate administrator's contracts with pharmaceutical companies contain any contingencies based on annual performance. Based upon the foregoing, management of Health Card believes that there are no known contingencies arising under the agreement with Integrated that could result in a material forfeiture of revenue previously recognized.

     There may be a  difference  between  the  estimated  rebate  amount and the ultimate amount paid because Health Card is not basing its accrual on the individual contracts with pharmaceutical manufacturers, but rather on the number of claims processed each period and Health Card's historical experience as to Health Card's rebate per claim for the previous quarter. Historically, there have been slight differences between the amount accrued and the amount ultimately paid. The amount that Integrated estimates is based on its calculations and submissions to the pharmaceutical manufacturers, but the ultimate collections by it may also vary slightly, when it receives final payment from the pharmaceutical manufacturers, based on further analysis or differing national market share data, which is not calculated by Health Card.

     Due to changing market conditions and competition, it is possible that the percentage of rebates retained by Health Card based on its arrangements with the sponsors may change when these arrangements expire and may be lower in arrangements with new sponsors. Any such change in the percentage of rebates retained and recorded as a reduction of cost of claims could have a material adverse effect on Health Card's business, operating results and financial condition.

     Under the contract, Integrated remits to Health Card 80% of its estimate of the total amount to be collected 120 days after the end of the quarter. Management believes it is common industry practice for rebate administrators not to advance funds until collected from the pharmaceutical manufacturers, which can take significantly longer than 120 days. Integrated's estimate is compared and reconciled to the Company's estimate. Historically this has resulted in immaterial increases to the amount of rebates recognized. The remaining 20% is collected over the next few quarters, and remitted to Health Card by Integrated as it collects funds from the manufacturers.

     Credit risk relating to the rebates receivable is evaluated based on the financial strength of the rebate administrator and the drug manufacturers. Health Card believes that most of the drug manufacturers are Fortune 500 companies. Health Card does not believe a credit risk reserve is necessary.

     The prescription benefit management industry is intensely competitive, generally resulting in continuous pressure on Health Card's gross profit as a percentage of total revenue. In recent years, industry consolidation and dramatic growth in managed healthcare have led to increasingly aggressive pricing of prescription benefit management services. Given the pressure on all parties to reduce healthcare costs, Health Card expects this competitive environment to continue for the foreseeable future.

     Health Card plans to continue its internal growth through increased marketing of its services and by expanding the range of services offered, particularly to include value added consulting and information-based services which Health Card believes to be in growing demand within the healthcare industry. In addition, Health Card intends to use a large portion of the proceeds of the public offering described below to supplement its internal growth by making acquisitions of other prescription benefit management service providers. Health Card expects such acquisitions, if any, to result in increased revenue and rebates in future periods.

Public Offering

     On August 2, 1999, Health Card completed the sale of 1,600,000 shares of its common stock in an underwritten public offering (the "Public Offering"). Pursuant to the Public Offering, Health Card received net proceeds of approximately $10,890,200. Concurrently, the Bert E. Brodsky Revocable Trust (the "Brodsky Trust") sold 400,000 shares of common stock of Health Card in an underwritten offering. Of the proceeds received by the Brodsky Trust, it used approximately $1,992,900 to repay to Health Card, in part, certain indebtedness owed by certain affiliates of the Brodsky Trust to Health Card. See Item 13 hereof.

Results of Operations

Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 1998

     Revenues increased $35.5 million, or approximately 36%, from $98.5 million for the fiscal year ended June 30, 1998 to $134 million for the fiscal year ended June 30, 1999. The increase resulted primarily from a $6.8 million increase in fees related to the increase in the number of plan participants under an arrangement with one of Health Card's major sponsors and includes approximately $500,000 in additional revenue recorded in September 1998 when the amount of the adjustment became determinable, upon Health Card receiving verbal acceptance of the calculation under the provisions of the arrangement to adjust for the increased cost of drugs primarily related to the prior year. Claims under the plan of another major sponsor increased by 190,190 claims which resulted in an increase in revenues of approximately $8.3 million. The remaining increase of approximately $20.4 million was due primarily to other existing sponsors as a result of higher charges relating to pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant. New business, as a percentage of revenue growth, increased throughout the fiscal year ended June 30, 1999. Health Card anticipates that revenue increases which may occur in the future will more likely be due to the addition of new sponsors as opposed to increased utilization by existing sponsors.

     Cost of claims increased $31.8 million, or approximately 35%, from $89.8 million for the fiscal year ended June 30, 1998 to $121.5 million for the fiscal year ended June 30, 1999. As a percentage of revenues, cost of claims remained unchanged at approximately 91%.

     Gross profit increased $3.7 million, from $8.8 million for the fiscal year ended June 30, 1998 to $12.5 million for the fiscal year ended June 30, 1999, primarily as a result of the increase in revenues, offset by the increase in the cost of claims.

     Selling, general and administrative expenses, which include amounts charged by affiliates, increased $3 million, or approximately 42%, from $7.2 million for the fiscal year ended June 30, 1998 to $10.2 million for the fiscal year ended June 30, 1999. The increase resulted primarily from an increase of $550,000 representing additional reserves against certain receivables. Health Card evaluated its accounts receivable as of June 30, 1999 taking into consideration the expiration of certain contracts during the period and the status of negotiations to renew those contracts. As consideration for the renewal of these contracts, Health Card determined that it would be necessary to negotiate the receivable balance due from these contracts and that Health Card most likely would not be able to collect the full amount. As a result, Health Card estimated and recorded a reserve for the amount that may not be collectible. In prior periods, due to the status of these contracts, these additional reserves were not required based upon Health Card's analysis. The remaining increase in selling, general and administrative expenses resulted from an increase of
$37,500 in the bad debt reserve, a $170,000 bonus to certain officers/stockholders, a $360,000 compensation accrual to an officer/stockholder and a $1.9 million increase in compensation, benefits, sales and marketing and other expenses related to the expansion of Health Card's business.

     General and administrative expenses charged by affiliates decreased $2.1 million, or approximately 43%, from $4.9 million for the fiscal year ended June 30, 1998 to $2.8 million for the fiscal year ended June 30, 1999. The decrease resulted primarily from a decrease of $2.1 million due to compensation of employees hired by Health Card who were previously engaged through an affiliated service vendor and a decrease of $905,000 for software maintenance, offset by increases of $340,000 for equipment rental, $200,000 for data processing related charges and $362,000 for other operating expenses.

     Other income increased $773,000 from a net expense of $181,000 for the fiscal year ended June 30, 1998 to income of $592,000 for the fiscal year ended June 30, 1999, due to a $382,000 increase in interest accrued on a loan due from an affiliate, a $29,000 increase in interest earned on short term investments of excess cash balances and a $362,000 decrease in public offering costs.

     The provision for income taxes increased $407,000 from $569,000 for the fiscal year ended June 30, 1998 to $976,000 for the fiscal year ended June 30, 1999, as a result of increased taxable income after utilization of a net operating loss carryforward in the amount of approximately $595,000.

Fiscal Year Ended June 30, 1998 Compared to Fiscal Year Ended June 30, 1997

     Revenues increased $28.1 million, or approximately 40%, from $70.4 million in fiscal 1997 to $98.5 million in fiscal 1998. The increase resulted primarily from a $9.6 million increase in fees related to the increase in the number of plan participants under an arrangement with one of Health Card's major sponsors. Claims under the plan of another sponsor increased by 217,040 claims which resulted in an increase in revenues of approximately $8.1 million. The remaining increase of approximately $10.4 million was due primarily to other existing sponsors as a result of higher charges relating to pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant.

     Cost of claims increased $26.5 million, or approximately 42%, from $63.3 million in fiscal 1997 to $89.8 million in fiscal 1998. As a percentage of revenues, cost of claims increased from approximately 90% in fiscal 1997 to approximately 91% in 1998, due primarily to a higher number of claims processed, at a reduced billing rate, under an arrangement with one of Health Card's major sponsors.

     Gross profit increased $1.7 million, from $7.1 million for fiscal 1997 to $8.8 million for fiscal 1998, as a result of the increase in revenues, offset by the increase in the cost of claims.

     Selling, general and administrative expenses, which include amounts charged by affiliates, increased $1.3 million, or approximately 22%, from $5.9 million in fiscal 1997 to $7.2 million in fiscal 1998. The increase resulted primarily from $881,000 of additional compensation and benefits for personnel required to process additional claims and to expand Health Card's sales and marketing efforts. In addition, $321,000 of the increase resulted from increased administrative, marketing and consulting fees incurred with related parties and $90,000 of marketing and consulting costs that were incurred with a third-party consultant. As a percentage of revenues, selling, general and administrative expenses decreased from 8.3% in fiscal 1997 to 7.3% in fiscal 1998.

     General and administrative expenses charged by affiliates increased $400,000, or approximately 9%, from $4.5 million in fiscal 1997 to $4.9 million in fiscal 1998. The increase resulted primarily from an increase of $484,000 for salaries, $78,000 for consulting and $97,000 for miscellaneous expenses, offset by decreases of $259,000 for software maintenance.

     Other income decreased approximately $224,000, from income of $43,000 in fiscal 1997 to a net expense of $181,000 in fiscal 1998, due to $445,000 of public offering expenses. This was offset by a $114,000 increase in interest accrued on stockholder loans, a $30,000 increase in interest accrued on a loan due from an affiliate and a $77,000 increase in interest earned on short term investments of excess cash balances.

     The provision for income taxes increased $759,000, from a benefit of $190,000 in fiscal 1997 to an expense of $569,000 in fiscal 1998, as a result of the increase in taxable income and a decrease in the deferred tax valuation allowance in the 1997 period.

Liquidity and Capital Resources

     As of June 30, 1998 and 1999, Health Card had a working capital deficiency of $8.7 million and $6.7 million, respectively.

     Net cash provided by operating activities was approximately $3.5 million, $922,000 and $1.5 million for the fiscal years ended June 30, 1997, 1998 and 1999, respectively. During fiscal 1998, net cash provided by operating activities resulted primarily from net income and an increase in accounts payable, offset by an increase in accounts receivable and due to/from affiliates. The increases in accounts receivable and accounts payable were due to an increase in the volume of business. For fiscal 1999, net cash provided by operating activities resulted primarily from net income and an increase in accounts payable and accrued expenses, offset by an increase in accounts receivable. Health Card evaluated its accounts receivable as of June 30, 1999, taking into consideration the expiration of certain contracts during the period and the status of negotiations to renew those contracts. As consideration for the renewal of these contracts, Health Card determined that it would be necessary to negotiate the receivable balance due from these contracts and that Health Card most likely would not be able to collect the full amount. As a result, Health Card estimated and recorded a reserve of $550,000 for the amount that may not be collectible. In prior periods, due to the status of these contracts, these additional reserves were not required based upon Health Card's analysis.

     Historically, the timing of Health Card's accounts receivable and accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan sponsors on the one hand, and Health Card's pharmacy network on the other hand. These terms generally lead to Health Card's payments to participating pharmacies being slower than its corresponding collections from plan sponsors. Health Card believes that this situation is not unusual in the prescription benefit management industry and expects to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future and, if they were to change materially, Health Card could require additional financing. There can be no assurance that such financing could be obtained at rates or on terms acceptable to Health Card, if at all.

     Net cash used in investing activities amounted to approximately $477,000, $416,000 and $1.7 million for the fiscal years ended June 30, 1997, 1998 and 1999, respectively. These uses of cash resulted primarily from capital expenditures, and advances and payments of amounts due to/from stockholders.

     Net cash (used in) provided by financing activities amounted to approximately ($1.2 million), ($983,000) and $1.7 million for the fiscal years ended June 30, 1997, 1998 and 1999, respectively. These uses of cash resulted primarily from capital distributions and repayment of debt. The cash provided for financing activities for fiscal 1999 resulted primarily from 340,919 shares of common stock purchased for $2 million by the principal stockholder.

     In February 1998, Health Card entered into an agreement with an unaffiliated third party for computer software products and professional services. The agreement required Health Card to pay an initial license fee of $400,000, of which $100,000 was paid upon execution of the agreement and $25,000 paid monthly through March 1999. In addition, if certain milestones are met, based on the number of processed claims, as defined, the initial license fee increases incrementally by up to an additional $500,000 over the term of the license. A milestone has been met which has increased the initial license fee by $150,000 due to increased annualized volume of claims processed. The agreement also provides for the monthly payment of a fee for maintenance and updating services aggregating annually to 18% of the initial license fee, as defined.

     The registration statement for Health Card's Public Offering became effective on July 28, 1999 and Health Card consummated the Public Offering on August 2, 1999. Health Card received net proceeds of $12,883,100 in connection with the Public Offering (inclusive of $1,992,900, in partial satisfaction of indebtedness owed by affiliates of Health Card, from net proceeds received by the Brodsky Trust). See Item 13 hereof.

     Health Card anticipates that the net proceeds of the Public Offering and the repayment of certain affiliate and shareholder debt, together with anticipated cash flow from operations, will be sufficient to satisfy Health Card's contemplated cash requirements for at least 24 months following the end of fiscal 1999. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. Alternatively, revolving credit lines and debt financing are being evaluated as backups to anticipated cash needs. Additionally, effective June 1, 1998, Health Card hired 11 programmers, at lower costs than previously charged by an affiliate which provided software development consulting services to Health Card. The primary difference in cost resulting from hiring the programmers is an administrative fee of approximately 7% which had been charged by the affiliate based on compensation and related costs. Health Card believes this will further increase cash flow. In the event that Health Card's plans change or its assumptions prove to be inaccurate or the proceeds of the Public Offering otherwise prove to be insufficient to fund operations and implement Health Card's proposed expansion strategy, Health Card could be required to seek additional financing sooner than anticipated.

Other Matters

Inflation

     Management does not believe that inflation has had a material adverse impact on Health Card's net income.

Year 2000 Readiness

     The Year 2000 problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures. Health Card implemented a Year 2000 compliance review designed to ensure that its computer systems, applications and embedded operating systems will function properly beyond 1999. This compliance review involved assessing the risks of the Year 2000 issue, and planning and instituting mitigation actions to minimize those risks. Health Card's standard for compliance requires that, for a computer system or business process to be Year 2000 compliant, it must be designed to operate without error in date and date-related data prior to, on and after January 1, 2000. Health Card believes that all of its "mission critical" systems have been identified, and has completed compliance testing.

     Health Card has participated with the National Health Information Network in the NHIN Y2K Processor Testing Program which is designed to test the Year 2000 compliance of pharmacy software. Chain pharmacy and member information was submitted to NHIN and NHIN submitted claim data to test Health Card's compliance. NHIN acted as a pharmacy and transmitted claims to NDC, which is Health Card's switch vendor. Health Card set its clocks and dates to simulate the Year 2000 and leap year within the Year 2000. Health Card has received certification in all appropriate submission and reconciliation formats.

Information Technology Systems

     Health Card recently completed a comprehensive review of its information technology systems and has updated its information systems and applications in preparation for the Year 2000. Health Card has incurred, and may be expected to continue to incur, internal staff costs as well as outside consulting and other expenditures related to this initiative. Historical and anticipated expenditures related to remediation, testing, conversion, replacement and upgrading system applications in connection with the Year 2000 problem are expected to total approximately $100,000. Total expenses, including depreciation and amortization of new package systems, are not expected to have a material impact on Health Card's financial condition during the conversion process. Year 2000 costs are expensed as incurred.

Non-IT Technology

     An inventory and assessment of all non-IT systems (including items containing embedded chips, such as elevators, electronic door locks, telephones) has been completed. The great majority of these non-IT systems are not believed to be potential sources of significant disruption, although the contingency plans (described below) will address non-IT Year 2000 failure as well as IT systems failure. Health Card's telephone system was determined to be the only non-IT system not Year 2000 compliant. A new system was purchased and installed and certified to be Year 2000 compliant by the vendor.

     Health Card's management has developed a "worst-case scenario" with respect to Year 2000 non-compliance and contingency plans designed to minimize the effects of such scenario. The contingency plans involve analysis of the use of alternative, non-IT methods of processing claims, including manual processing, in the event of IT system failure on the part of outside parties. The manual processing of claims would also be assisted, in a worst case scenario, by the use of paper claim forms rather than the computer formats currently being used. As to claims management, the worst case scenario would require that another switching company be used to process claims. This option has already been researched and contingency plans formulated. Switching companies electronically route pharmacy claims to the appropriate prescription benefit management company. Health Card is currently testing its switching network. One major vendor of claims management services with which Health Card does business, PHI, has certified that software licensed from it is Year 2000 compliant. All client formats have been reviewed and have been found to be either Year 2000 compliant or very nearly so. There has also been communication between vendors and Health Card with respect to the exchange of billing tape formats, in an effort to be certain that Health Card's formats are acceptable to the vendors, and vice versa.

     Health Card is attempting to contact vendors and others on whom it relies to assure that their systems will be converted in a timely fashion. However, there can be no assurance that the systems of other companies on which Health Card's systems rely will also be converted in a timely fashion, so that any such failure to convert by another company would not have an adverse effect on Health Card's information systems. Furthermore, no assurance can be given that any or all of Health Card's information systems are or will be Year 2000 compliant, or that the ultimate costs required to address Year 2000 issues or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on Health Card's business, operating results and financial condition.

     There is still uncertainty about the broader scope of the Year 2000 issue as it may affect Health Card and third parties that are critical to its operations. For example, lack of readiness by electrical and water utilities, financial institutions, governmental agencies or other providers of general infrastructure could pose significant impediments to Health Card's ability to carry on its normal operations. In the event that Health Card is unable to complete its remedial actions and is unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on its business, operating results and financial condition.

Recent Pronouncements

     In June 1997, the Financial Accounting Standards Board issued two new disclosure standards.

     Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial

Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Both of these new standards are effective for financial statements for years beginning after December 15, 1997 and require comparative information for earlier years to be restated. Health Card's financial position, results of operations and disclosures were unaffected by the implementation of these new standards.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), Employers' Disclosure about Pensions and Other Postretirement Benefits, which standardized the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS No. 132 in 1998 is not expected to materially impact Health Card's current disclosures.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Investments and Hedging Activities Income ("SFAS No. 133"), which requires the recording of all derivative instruments as assets or liabilities measured at fair value. Among other disclosures, SFAS No. 133 requires that all derivatives be recognized and measured at fair value regardless of the purpose or intent of holding the derivative.

     SFAS No. 133 is effective for financial statements for years beginning after June 15, 1999. Health Card has no derivative investments and does not participate in hedging activities; therefore, its financial position, results of operations and disclosures will be unaffected by the adoption of this standard.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The audited financial statements of Health Card as of June 30, 1999 and 1998 and for the years ended June 30, 1999, 1998 and 1997 are included in this Form 10-K following Item 14 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers and Directors

     Certain information concerning the executive officers and Directors of Health Card is set forth below:

                       Name             Age            Positions Held

Bert E. Brodsky.....................    56       Chairman of the Board and Chief
                                                 Executive Officer
Gerald Shapiro......................    69       Vice Chairman of the Board and
                                                 Secretary
Marjorie G. O'Malley................    49       President and Chief Operating
                                                 Officer
Linda Portney.......................    54       Executive Vice President of
                                                 Operations
Mary Casale.........................    60       Executive Vice President of
                                                 Sales and Marketing
Barry Denaro........................    43       Treasurer and Chief Financial
                                                 Officer
Kenneth J. Daley....................    61       Director
Richard J. Strauss, M.D., F.A.C.S...    53       Director
Gerald Angowitz.....................    49       Director

     Bert E. Brodsky has served as Chairman of the Board of Health Card since December 7, 1998, and as Chief Executive Officer since June, 1998. Mr. Brodsky has at various times since 1983 served as Chairman of the Board, President and a Director of Health Card. Mr. Brodsky has served as Chairman of the Board and Treasurer of Sandata, Inc., a provider of computerized data processing services and custom software and programming services, since June 1983 and as President of Sandata since December 1989. Sandata's shares of common stock are publicly traded. From October 1983 though December 1993, Mr. Brodsky served as Chairman of the Board of Compuflight, Inc., a provider of computerized flight planning services. Since August 1980, Mr. Brodsky has served as Chairman of the Board and President of P.W. Medical Management, Inc., which provides financial and consulting services to physicians. For more than the past five years, Mr. Brodsky has also served as President of P.W. Capital Corp., a consulting services firm, Chairman of Sandsport Data Services, Inc., a computer services firm and wholly-owned subsidiary of Sandata, President of Brodsky Sibling Realty, Inc., a real estate company, and President of Document Storage and Management, Inc., a document storage company. Mr. Brodsky has also been Operating Manager of BFS Realty, LLC, a real estate company, since October 1996, BFS Realty II, LLC, a real estate company, since November 1996 and Four B's Realty, LLC, a real estate company, since July 1996. See Item 13 hereof.

     Gerald Shapiro has served as Vice Chairman of the Board of Health Card since December 7, 1998. Mr. Shapiro has also served as Secretary since October 28, 1998. From June 1, 1998 until December 7, 1998, Mr. Shapiro served as Chairman of the Board. From February 4, 1998 until June 1, 1998, Mr. Shapiro served as Health Card's Vice Chairman. For more than the past five years, Mr. Shapiro has served as a consultant to Sandata, President of Lee Management Associates, Inc., a physician billing and consulting firm, Chairman and Treasurer of Mediclaim, Inc., a physician billing and consulting firm, President of Brookhaven M.R.I., Inc., a company that operates magnetic resonance imaging machines, Vice President of Mobile Health Management Services, Inc., a provider of medical screening services, and Treasurer of Document Storage and Management, Inc. From 1973 to 1978, Mr. Shapiro served as President of Ally & Gargano, Inc., an advertising agency, and from 1971 to 1973 he was President of Hertz Corporation.

     Marjorie G. O'Malley has served as President and Chief Operating Officer of Health Card since December 7, 1998. From July 1995 to December 1998, Ms. O'Malley was the Principal of Strategic Healthcare Consultants, a consulting firm to various health care companies, pharmacy benefit managers, pharmacy chains and pharmaceutical companies. Ms. O'Malley served as a consultant to Health Card from July 1995 to July 1998. From 1980 until July 1995, Ms. O'Malley was employed by CIGNA Corporation in a variety of positions. Ms. O'Malley formed and served as President of RxPrime, CIGNA Corporation's pharmacy benefit management business, from 1993 until July 1995. From 1990 to 1993, Ms. O'Malley was Vice President, Finance and Planning for CIGNA HealthCare, one of the largest health care management organizations in the United States. Prior to joining CIGNA Corporation, Ms. O'Malley served as Senior Vice President and Treasurer of Old Stone Bank and Old Stone Corporation, a bank holding company.

     Linda Portney has served as Executive Vice President of Operations of Health Card since June 1998. Ms. Portney served as a Director of Health Card from 1982 until May 1999, and as Secretary of Health Card from June 26, 1998 until October 28, 1998. From 1995 until December 1998, Ms. Portney served as President of Health Card, and as Vice President and Secretary of Health Card from 1983 to 1995. Ms. Portney has been employed by Health Card since 1981.

     Mary Casale has served as Executive Vice President of Sales and Marketing of Health Card since June 1, 1998. She served as a Vice President of Health Card from March 1996 to June 1, 1998. Ms. Casale previously served as Vice President of Managed Care Sales and Union Related Accounts at ValueRx, a prescription benefit management company, from March 1995 to February 1996, Vice President of Sales for the Eastern Region at Diagnostek, Inc., a prescription benefit management company that was acquired by ValueRx, from August 1994 to March 1995, National Vice President of Customer Development for Sales and Marketing at
Diagnostek from January 1994 to August 1994 and a consultant for special accounts for Sales and Marketing at Diagnostek from 1989 to 1993.

     Barry Denaro has served as Chief Financial Officer for Health Card since June 1997 and as Treasurer for Health Card since February 1998. Mr. Denaro served as Controller of NDA Clinical

Trial Services Inc., a provider of laboratory testing and data collection for clinical drug trials, from April 1996 through November 1996 and served as Controller of North Shore Agency, a collection agency, from October 1993 through July 1995. Mr. Denaro is an attorney licensed to practice in New York State and a certified public accountant.

     Kenneth J. Daley has served as a Director of Health Card since May 10, 1999. For more than the five years prior to January 1999, Mr. Daley served as Senior Vice President of Chase Manhattan Bank.

     Richard J. Strauss, M.D., F.A.C.S. has served as a Director of Health Card since June 26, 1998. Since 1979, Dr. Strauss has owned and operated the medical practice of Richard J. Strauss, M.D., P.C. Dr. Strauss also has served as an Associate Clinical Professor of Surgery at Albert Einstein College of Medicine since 1990, and as an Instructor of Clinical Surgery at Cornell Medical Center since 1978.

     Gerald Angowitz has served as a Director of Health Card since June 26, 1998. Mr. Angowitz has served as Senior Vice President of Human Resources and Administration for RJR Nabisco, Inc. ("RJR"), a consumer products manufacturer, since March 1995. Mr. Angowitz previously served as Vice President of Human Resources for RJR from February 1994 to March 1995 and Vice President of employee benefits at RJR from January 1992 to February 1994. Mr. Angowitz is the brother-in- law of Hugh Freund, a Vice President, Secretary, principal stockholder and Director of Sandata.

     Each of Health Card's Directors is elected for a period of one year and serves until his successor is duly elected and qualified. During the last three fiscal years, no Directors' fees were paid. Each of the executive officers serves at the pleasure of Health Card's Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     During the fiscal year ended June 30, 1999, none of Health Card's securities were registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. Accordingly, no reports as to beneficial ownership of Health Card's securities were required during such fiscal year by Health Card's officers, Directors or 10% stockholders.

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table sets forth certain information with respect to the compensation paid or awarded by Health Card to the Chief Executive Officer and other executive officers, as well as a certain other officer (collectively, the "Named Executive Officers"), whose salary and bonus exceeded $100,000 in all capacities for the fiscal year ended June 30, 1999:

                                                           Annual  Compensation                 Long-Term Compensation
                                                                                                        Awards
                                                                                                ----------------------
                                                                               Other Annual           Securities
Name and Principal Position                 Year        Salary       Bonus     Compensation       Underlying Options
---------------------------                 ----        ------       -----     ------------     ----------------------

Bert E. Brodsky, Chairman of the
 Board and Chief Executive Officer........   1999   $403,867(1)   $487,500(2)   $90,717(3)                --
                                             1998   $751,096(1)   $ 30,000(2)   $47,377(3)                --
                                             1997   $474,000(1)       --        $13,714(3)                --

Linda Portney, Executive Vice
 President of Operations .................   1999   $125,000          --        $20,027(4)                --
                                             1998   $125,000          --        $19,514(4)                --
                                             1997   $125,000      $ 50,000      $13,828(4)                --

Mary Casale, Executive Vice
  President of Sales and Marketing .......   1999   $100,000      $103,300(5)   $ 4,800(6)(7)             --
                                             1998   $100,000      $ 50,031(5)   $ 4,800(6)(7)          255,689(8)
                                             1997   $100,000      $ 15,000(5)   $ 4,800(6)                --

Kenneth Hammond, Vice President
  of Operations ..........................   1999   $103,135      $ 10,250         --                     --
                                             1998   $100,327          --           --                     --
                                             1997   $ 13,462(9)       --           --                     --
------------------

(1) Represents salary and consulting fees paid to certain entities affiliated with Mr. Brodsky. See Item 13 hereof.

(2) Includes an accrued bonus of $360,000 for 1999 and $30,000 for 1998. This bonus was approved by the Board of Directors on June 1, 1998.

(3) Includes automobile lease payments and life insurance premiums to an entity affiliated with Mr. Brodsky. See Item 13 hereof.

(4) Represents automobile lease payments to an entity affiliated with Mr. Brodsky and amounts for automobile insurance and travel allowance.

(5)  Represents $0, $15,000 and $15,000 in bonus and $103,300, $35,031 and $0 in commissions for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Pursuant to Ms. Casale's current arrangement with Health Card, she is entitled to commissions as follows: .5% of gross revenues received from direct accounts sold and .25% of gross revenues received from accounts sold by sales people under her management.

(6)  Represents automobile allowances paid to Ms. Casale.

(7) Does not include annual payments of $20,400 made by Health Card for the lease of an apartment for the benefit of Ms. Casale and Marjorie G. O'Malley.

(8) Includes a currently unexercisable option granted by Mr. Brodsky on July 1, 1997 to purchase an aggregate of 255,689 shares of Health Card common stock from Mr. Brodsky at a price of $5.87 per share. Such option vests in increments of 20% on the second, third, fourth, fifth and sixth anniversaries of such option, respectively, and must be exercised, if at all, within one year after the termination of Ms. Casale's employment with Health Card, or by July 1, 2005, whichever is earlier.

(9) Represents amounts paid to Mr. Hammond from the commencement of his employment with Health Card on April 28, 1997 until June 30, 1997.

     Marjorie G. O'Malley, Health Card's President and Chief Operating Officer, has served in such capacity since December 7, 1998. Ms. O'Malley's current annual salary is $175,000. Beginning with the fiscal year ending June 30, 2000, Ms. O'Malley is entitled to participate in a bonus pool allocated for senior executives equal to 15% of any increase in pre-tax profits over the prior year. In addition, on December 7, 1998, Mr. Brodsky granted an option to Ms. O'Malley to purchase 63,922 shares of Health Card common stock from Mr. Brodsky at a price of $5.87 per share. Such option vests in one-third increments on the first, second and third anniversaries of such option, respectively, and must be exercised, if at all, within one year from the date of the termination of Ms.
O'Malley's employment with Health Card, or by December 7, 2002, whichever is earlier.

     John T. Ciufo, Health Card's Vice President of Clinical Services, has served in such capacity since December 1998. Mr. Ciufo's current annual salary is $130,000. Mr. Ciufo is also entitled to participate in the bonus pool beginning with the fiscal year ending June 30, 2000. In addition, on December 7, 1998, Mr. Brodsky granted an option to Mr. Ciufo to purchase 25,569 shares of common stock of Health Card from Mr. Brodsky at a price of $5.87 per share. Such option vests in one-third increments on the first, second and third anniversaries of such option, respectively, and must be exercised, if at all, within one year from the date of the termination of Mr. Ciufo's employment, or by December 7, 2003, whichever is earlier.

Option/SAR Grants in Last Fiscal Year

     There were no individual grants of stock options or stock appreciation rights to any Named Executive Officer during the fiscal year ended June 30, 1999.

Aggregated Option Exercises in Fiscal Year Ended June 30, 1999 and Fiscal Year-End Option Values

                                                                 Number of Shares           Value of Unexercised
                                                              Underlying Unexercised        In-the-Money Options
                           Number of                            Options at Fiscal            at Fiscal Year End
                        Shares Acquired         Value                Year End                   Exercisable /
Name                     on Exercise           Realized       Exercisable/Unexercisable         Unexercisable
----                     -----------           --------       -------------------------         -------------

Bert E. Brodsky                -0-                 -               - 0 - / - 0 -               - 0 - / - 0 -
Linda Portney                  -0-                 -               - 0 - / - 0 -               - 0 - / - 0 -
Mary Casale                    -0-                 -               - 0 - / 255,689             - 0 - / $416,773
Kenneth Hammond                -0-                 -               - 0 - / - 0 -               - 0 - / - 0 -

Employment   Contracts,   Termination   of  Employment   and   Change-in-Control
Arrangements

     Except as described below, there are no written employment or similar agreements with any of the Named Executive Officers. See Item 13 hereof for a discussion of certain fees paid and payable to Mr. Brodsky.

     Mr. Brodsky agreed with Health Card that, effective with the consummation of the Public Offering, he was entitled to receive, as the total compensation payable to him and his affiliates for services rendered by Mr. Brodsky in his capacity as Chairman of the Board and Chief Executive Officer of Health Card, an annual salary of $200,000 plus a bonus and annual adjustments to be determined by the Board of Directors.

     Pursuant to an agreement dated April 14, 1994 with P.W. Medical Management, Inc. and assigned to P.W. Capital Corp., P.W. Capital provides services in connection with the day-to-day activities of Health Card, including marketing, customer service, financial advice and general business advice. Fees payable to P.W. Capital are a minimum of $25,000 per year, payable in monthly installments. Currently actual fees are being paid at the rate of approximately $58,000 per month, although no assurance can be given that such amount will not be higher for any particular month or months. Although the agreement has no specified term, if either P.W. Capital or Health Card fails materially to fulfill its obligations under the agreement, following notice and an opportunity to cure, the other party has the right to terminate this agreement. P.W. Capital and Health Card agreed that, upon the effectiveness of the employment agreement discussed below, this agreement would terminate.

     Pursuant to an Employment Agreement effective July 1, 1999, Mr. Brodsky has agreed to serve as Health Card's Chairman of the Board and Chief Executive Officer at an annual salary of $200,000, subject to adjustment by the Board of Directors. This agreement has a term of two years, unless terminated by Health Card for cause, or in the event Mr. Brodsky becomes permanently disabled. The agreement provides for certain fringe benefits payable to or on behalf of Mr. Brodsky, such as the use of a car. In addition, the agreement provides for certain termination benefits payable to Mr. Brodsky, which, depending upon the reason for termination, can be equal to up to two years salary. It is anticipated that Mr. Brodsky may devote a portion of his business time to business affairs unrelated to

Health Card, provided that such activities do not prevent him from fulfilling his obligations under the agreement. The agreement does not quantify the amount of time that Mr. Brodsky must devote to Health Card. However, it is contemplated that Mr. Brodsky will devote a substantial portion of his business time to the affairs of Health Card.

     Ms. O'Malley, Ms. Portney, Ms. Casale, Mr. Ciufo and Mr. Hammond are employed by Health Card pursuant to letters, employee covenant agreements and/or confidentiality and non-disclosure agreements reflecting the compensation terms described under Item 11 hereof and/or restricting the employee from engaging in certain competitive activity and/or disclosing certain information.

Compensation Committee Interlocks and Insider Participation

     Until May 10, 1999, Health Card did not have a Compensation Committee or other committee of the Board of Directors performing similar functions. Decisions concerning the compensation of executive officers were made by the Board of Directors.

     Effective May 10, 1999, Health Card established a Compensation Committee consisting of Messrs. Shapiro and Angowitz and Dr. Strauss. The Compensation Committee is responsible for making recommendations to the Board of Directors regarding compensation arrangements for executive officers of Health Card, including annual bonus compensation, and consults with management of Health Card regarding compensation policies and practices. The Compensation Committee also makes recommendations concerning the adoption of any compensation plans in which management is eligible to participate, including the granting of stock options or other benefits under such plans. Within 90 days following the consummation of the Public Offering, it is anticipated that Mr. Daley will replace Dr. Strauss on such committee.

     Gerald Shapiro, the Vice Chairman of the Board of Directors of Health Card, and Bert E. Brodsky, Health Card's Chairman of the Board and Chief Executive Officer, are each members of the Board of Directors and/or officers of the following companies (unless otherwise stated, such affiliations have been maintained for more than the past five years): (i) P.W. Capital Corp., a consulting services firm (Mr. Brodsky since June 1996 and Mr. Shapiro since
October 1994), (ii) Brookhaven M.R.I., Inc., a company that operates magnetic resonance imaging machines, (iii) Mobile Health Management Services, Inc., a provider of medical testing services, (iv) 780 Bay Walk Land Co., Inc., a real estate company (since August 1994), (v) Accutrak Media, Inc., a computer duplication disk company, (vi) Bert Brodsky Associates, Inc., an insurance consulting firm (since February 1996), (vii) Island Mermaid Restaurant Corp., a company that operates a restaurant, (viii) Wilder Woods Estates, LLC, a real estate company (since April 1997), (ix) Document Storage and Management Inc., a document storage company (since 1994), (x) Lee Management Associates, Inc., a billing and collections firm, (xi) United States Information Corp., a facsimile subscription service company, and (xii) Medical Arts Office Services, Inc., a company that provides personnel and administrative services (since November
1998). See Item 13 hereof.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of August 31, 1999, concerning the beneficial ownership of Health Card's common stock for:

          o each person who is known by Health Card to be the beneficial owner of more than five (5%) percent of Health Card's shares of common stock,
          o    each of the Named Executive Officers,
          o    each of Health Card's Directors, and
          o    all of Health Card's executive officers and Directors as a group.

Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned.

                                                                 Approximate
                                      Number of  Shares         Percentage of
                                      of Common Stock         Outstanding Shares
Name and Address (1)                 Beneficially Owned         of Common Stock
--------------------                 ------------------      -------------------

Bert E. Brodsky.....................     4,051,164(2)               55.4%(2)
Irrevocable Trust of David
  C. Brodsky........................       383,559                   5.5%
Gerald Shapiro......................       383,534                   5.5%
Linda Portney.......................       219,162                   3.2%
Mary Casale.........................        51,138(3)                 *
Kenneth Hammond                               -                       -
Kenneth J. Daley....................         3,334(4)                 *
Richard J. Strauss, M.D.,
  F.A.C.S...........................         3,334(4)                 *
Gerald Angowitz.....................         3,334(4)                 *
All executive officers and
  Directors as a group (9 persons)..     4,716,667(2)(3)            67.6%(2)(3)
__________________                                (4)(5)                 (4)(5)

*    Less than 1%.

(1) The address of each person named in the table is c/o National Medical Health Card Systems, Inc. at 26 Harbor Park Drive, Port Washington, New York 11050.

(2) Includes (i) an aggregate of 965,585 shares of common stock beneficially owned by Mr. Brodsky's children's trusts, of which Mr. Brodsky is a trustee, (ii) 100,000 shares of common stock beneficially owned by the Bert
     E. Brodsky Revocable Trust, of which Mr. Brodsky's wife is the trustee, and
     (iii) 1,725 shares of common stock beneficially owned by P.W. Capital Corp., of which Mr. Brodsky is President. Includes an aggregate of 345,179 shares of common stock subject to options granted to certain executive officers of Health Card, including those referred to in note (3) below. See Item 11 hereof.

(3) Includes 51,138 shares of common stock subject to options that are currently exercisable. Does not include an aggregate of 204,551 shares of common stock subject to currently unexercisable options.

(4) Includes for each of Mr. Daley, Dr. Strauss and Mr. Angowitz 3,334 shares of common stock subject to options that are currently exercisable. Does not include for each of them 6,666 shares of common stock subject to currently unexercisable options.

(5) Includes 1,667 shares of common stock subject to options that are currently exercisable. Does not include an aggregate of 3,333 shares of common stock subject to currently unexercisable options.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     From time to time, Mr. Brodsky and his affiliates have engaged in numerous transactions with Health Card.

Health Card's Relationship with Sandata

     On June 1, 1998, Health Card entered into an agreement with Sandata, Inc., of which Mr. Brodsky is the Chairman of the Board, President, Treasurer and a principal stockholder. This agreement, which was amended on the same date, relates to the hiring of 11 employees of Sandata by Health Card to provide development, enhancement and maintenance of Health Card's information systems internally. Health Card paid Sandata $208,000 in consideration for Sandata's assigning to Health Card certain rights relative to such employees. Health Card also assumed a liability of $86,000 relating to these employees. Sandata, through its subsidiaries, is expected to continue to provide consulting services related to Health Card's information systems, on such terms and conditions as may be agreed to between the parties from time to time. Also, Sandata confirmed Health Card's proprietary rights in certain software developed by Sandata for Health Card, among other things.

     A significant portion of Health Card's information systems has historically been developed, enhanced, modified and maintained by Sandsport Data Services, Inc., a wholly-owned subsidiary of Sandata. Furthermore, Health Card leases computer hardware for its data processing center at a monthly cost of approximately $33,000 (as of the date of this Form 10-K) from Sandsport pursuant to an oral agreement, terminable at will by either party. Management of Health Card believes that the terms of such lease are as fair to Health Card as those that could be obtained from an unaffiliated third party, although no independent fee quotes have been obtained. Prior to November 1998, a significant portion of Health Card's data processing needs were provided by an unaffiliated company. Starting in July 1998, Health Card obtained equipment under an oral month to month operating lease with Sandsport to enable it to perform its own data processing requirements. Lease payments under this lease for the fiscal year ended

June 30, 1999 totaled $350,287 and were paid at a monthly rate of approximately $22,000 for two months, $24,000 for five months and are currently $32,857 per month.

     The Company purchased new furniture and fixtures from Sandata during the fiscal year ended June 30, 1999 for approximately $236,000 in connection with Health Card's new customer service center. The price included a 20% purchasing and handling fee relating to unpacking, assembling and configuring of such furniture and fixtures.

     During the fiscal years ended June 30, 1997, 1998 and 1999, Health Card incurred fees to Sandsport in the aggregate amounts of approximately $2,360,000, $2,492,299 and $1,617,611, respectively. As of June 30, 1999, Health Card owed $549,482 to Sandsport.

Employee Management Relationship with Medical Arts Office Services, Inc.

     Medical Arts Office Services, Inc. may be deemed an affiliate of Health Card. Certain persons employed by companies affiliated with Mr. Brodsky are also officers and Directors of Medical Arts, of which Mr. Brodsky is the sole shareholder.

     Medical  Arts  provides  Health  Card  with   paralegal,   bookkeeping  and
administrative services (including payroll processing) pursuant to an oral agreement, terminable at will by either party.

     During the fiscal year ended June 30, 1999, the total payments made by Health Card to Medical Arts were approximately $237,307, of which $75,000 was paid for bookkeeping services, $60,423 was paid for paralegal services and $101,884 was paid for administrative services.

     The hourly rates charged by Medical Arts for such services currently are as follows: paralegal services at $90 per hour, bookkeeping services at $6,250 per month, and administrative services at various rates per hour depending upon the provider of the service. Management believes that the hourly rates charged by Medical Arts are as fair to Health Card as those that could be obtained from an unaffiliated third party, although no independent fee quotes have been obtained.

Consulting Fees

     For the fiscal year ended June 30, 1999, Health Card paid aggregate consulting fees to P.W. Capital of $353,867 for services rendered by Mr. Brodsky.

     Prior to the consummation of the Public Offering, in consideration of consulting fees, Mr. Brodsky provided managerial expertise and advice, including but not limited to advice regarding hiring of executive management and other personnel, marketing and sales matters, and negotiation of contracts with sponsors and other parties. Mr. Brodsky's services were rendered in his capacities as Chairman of the Board of Directors and Chief Executive Officer. Pursuant to an agreement with Mr. Brodsky, payment of the above consulting fees ceased upon consummation of the Public Offering and, in consideration of the provision of such executive services, Mr. Brodsky began to receive, and continues to receive, remuneration as an employee of Health Card. See Item 11 hereof.

     In addition, during the fiscal year ended June 30, 1999, Health Card paid P.W. Capital $25,467 representing lease payments for cars leased for Mr. Brodsky's benefit.

Real Estate

     Health Card occupies approximately 14,600 square feet of space at 26 Harbor Park Drive, Port Washington, New York under an amended lease at a monthly cost of $31,000 (including utilities). The lessor is BFS Realty, LLC, which is affiliated with Mr. Brodsky. The lease expires as of March 30, 2004. Rent under the lease increases by 5% annually. The BFS lease was assigned by Sandata to BFS in November 1996. Mr. Brodsky is the Operating Manager and holder of a majority of the membership interests of BFS. Health Card believes that the terms of this lease are as fair to it as those which could be obtained from an unaffiliated third party, although no independent fee quotes have been obtained. Pursuant to an agreement entered into in 1994, Health Card paid $700,000 in June 1995 in connection with certain allocated leasehold improvements. Health Card began occupying space at 26 Harbor Park Drive in October 1994 and began making rental payments for such space in December 1994. In addition, during the fiscal year ended June 30, 1999, Health Card paid another affiliated party approximately $15,833 in connection with improvements to the building in which Health Card's offices are located. Sandata also occupies space at 26 Harbor Park Drive. Except for certain common areas, Sandata and Health Card do not share space in such facility.

     Pursuant to a lease dated August 10, 1998 and expiring on August 31, 2005, Health Card occupies approximately 1,500 square feet of space at 63 Manorhaven Boulevard, Port Washington, New York, which is licensed as a pharmacy. The landlord for these premises is 61 Manorhaven Boulevard, LLC, of which Mr. Brodsky is the sole member. The rent for the 12 month period ended August 31, 1999 was $1,500 per month; the annual rent increases by 5% per year. Additional rent, in the form of certain expenses, is also payable.

Stock Transaction

     On October 30, 1998, Mr. Brodsky executed a promissory note made payable on demand to the order of Marine Midland Bank in the principal amount of $2,000,000. Mr. Brodsky used the proceeds of the loan to purchase 340,919 shares of common stock of Health Card. In addition, Mr. Brodsky pledged a like number of shares to the bank as security for the loan. On October 30, 1998, Health Card executed an unlimited continuing Guaranty Agreement for the indebtedness of Mr. Brodsky to Marine Midland Bank. By the Guaranty Agreement, Health Card unconditionally guaranteed the full and prompt payment to Marine Midland Bank of the indebtedness of Mr. Brodsky. On November 3, 1998, the promissory note from Mr. Brodsky to Marine Midland Bank, dated October 30, 1998, was converted from a demand note to an installment note, payable in full by October 28, 1999, bearing interest at a per annum rate of 7.72%. This note was repaid in full in January 1999. On April 8, 1999, HSBC (formerly Marine Midland Bank) advised Health Card that its unlimited guaranty of Mr. Brodsky's $2,000,000 loan was released.

Indebtedness of Management

     From time to time, Mr. Brodsky and certain of his affiliates (collectively the "Brodsky Affiliates") and other directors and affiliates of Health Card have borrowed funds, or have incurred indebtedness in connection with the purchase of shares, from Health Card. The following table describes certain information relating to such indebtedness.

                                         Largest Aggregate
                                       Amount Owed by Debtor       Debt Owed
                                         During Fiscal Year          As of
           Debtor                        Ended June 30, 1999     June 30, 1999
           ------                      ---------------------     -------------

P.W. Capital LLC(1)...............           $4,553,680           $4,553,680
Port Charitable Foundation(2).....               14,000               14,000
Bert E. Brodsky(3)................            1,767,000            1,050,900
Hugh Freund(2)....................                8,000                  -0-
Carol Freund(2)...................                8,000                  -0-
Gerald Shapiro(4).................              338,250              312,750
Sandra Rothstein(5)...............               45,100                  850
Linda Portney(6)..................                2,374                2,374

-------------

(1) On June 1, 1998, Health Card assigned certain indebtedness aggregating $1,636,785 in principal and accrued interest, if any, from certain persons and entities, including Mr. Brodsky, to P.W. Capital, LLC, a company affiliated with Mr. Brodsky. On June 1, 1998, P.W. Capital executed a demand promissory note made payable to the order of Health Card in the principal amount of $4,254,785 with interest at the rate of 8.5% per annum, payable quarterly, such amount reflecting the assigned debt and amounts then owed by P.W. Capital to Health Card. On June 1, 1998, Mr. Brodsky executed an unconditional guaranty in favor of Health Card for the full and prompt payment to Health Card of all amounts payable under the P.W. Capital promissory note dated June 1, 1998. Such note is secured by 1,022,758 shares of common stock of Health Card and is without recourse to the maker.

     As of January 2, 1999, P.W. Capital executed a demand promissory note made payable without interest to the order of Health Card to evidence advances to P.W. Capital in the amount of $90,100.

(2) Port Charitable Foundation is a company affiliated with Hugh Freund and Carol Freund, who are husband and wife. Mr. Freund is an Executive Vice President, director and principal stockholder of Sandata.

(3) Includes principal and interest due under a non-recourse (except for interest) promissory note dated July 1, 1997 made payable by Mr. Brodsky to the order of Health Card in the original principal amount of $1,000,000, secured by a pledge of 1,278,447 shares of common stock of Health Card. Interest on such note, at the rate of 8.5% per annum, is payable quarterly. The principal amount of the note is payable five years from the date of the note.

(4) Mr. Shapiro, Vice Chairman of the Board of Health Card, is the Chairman of the Board and Treasurer of Mediclaim, Inc. Includes principal and interest due under a non-recourse (except for interest) promissory note dated July 1, 1997 made payable by Mr. Shapiro to the order of Health Card in the original principal amount of $300,000, secured by a pledge of 383,534 shares of common stock of Health Card. Interest on such note, at the rate of 8.5% per annum, is payable quarterly. The principal amount of the note is payable five years from the date of the note.

(5) Sandra Rothstein is Mr. Brodsky's administrative assistant. In July 1997, Ms. Rothstein purchased 51,137 shares of common stock of Health Card by delivery of a promissory note made payable to the order of Health Card in the original principal amount of $40,000. This note is secured by 51,137 shares of common stock of Health Card owned by Ms. Rothstein and principal was without, and interest is with, recourse to Ms. Rothstein. As of June 30, 1999, no principal was outstanding with respect to Ms. Rothstein's note, and $850 of interest was outstanding under such note.

(6)  Linda Portney is Executive Vice President of Operations of Health Card.

     The Bert E. Brodsky  Revocable  Trust (the "Brodsky  Trust") has repaid the indebtedness reflected above to the extent of approximately $1,992,900 (representing 73% of the proceeds from the sale of shares by the Brodsky Trust pursuant to the Public Offering, net of underwriting discounts and commissions, a non-accountable expense allowance and a financial advisory fee payable to the representatives of the Public Offering). The net proceeds from the sale of shares by the Brodsky Trust were applied first 100% to amounts owed by Mr. Brodsky to Health Card and the balance to amounts owed by P.W. Capital to Health Card. In addition, Mr. Brodsky has agreed to pay in full, within one year of the consummation of the Public Offering, the remaining indebtedness owed by P.W. Capital, reflected in the above table, after application of the net proceeds from the sale of shares by the Brodsky Trust in the Public Offering. In the event that P.W. Capital does not pay amounts due as and when required under its non-recourse June 1998 promissory note, Health Card's recourse will be to exercise its legal remedies with respect to the Health Card shares held by Health Card as collateral and pursue legal action against Mr. Brodsky under a related guaranty. Such note does not provide for default interest or penalties. Mr. Shapiro has orally agreed to pay in full the indebtedness reflected opposite his name in the above table within one year of the consummation of this offering. In the event that Mr. Shapiro does not pay amounts due as and when required under his July 1997 promissory note, Health Card's recourse will be to exercise its legal remedies with respect to the Health Card shares held by Health Card as collateral and pursue legal action against Mr. Shapiro for unpaid interest. Such note does not provide for default interest or penalties. It is not anticipated that additional advances to or on behalf of Mr. Brodsky or his affiliates will be permitted in the future, unless approved by a majority of Health Card's disinterested Directors.

SunStar Healthcare, Inc.

     SunStar Healthcare, Inc., a Delaware corporation, is engaged in providing managed health care services in the state of Florida by operating an HMO. Its service territory covers 52 counties in central, northern and other parts of Florida, including the metropolitan areas of Tampa, Orlando, Jacksonville, and others. As of November 1, 1998, SunStar served approximately 57,000 enrolled plan members. On February 19, 1999, Mr. Brodsky, as trustee for the irrevocable trusts of each of his children, purchased for $250,000 (an aggregate of $1,000,000) in preferred stock and warrants offered by SunStar. Effective May 1, 1999, Health Card began providing services to SunStar.

National Medical Health Card IPA, Inc.

     National Medical Health Card IPA, Inc. was incorporated in September 1998. Mr. Brodsky's son was its initial sole shareholder. In October 1998, Mr.
Brodsky's son transferred ownership of Health Card IPA to Health Card for no consideration.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.   Financial Statements

          The following consolidated financial statements of Health Card are included herein:

          Report of Independent Certified Public Accountants                         F-2

          Consolidated Balance Sheets as of June 30, 1998 and 1999 and pro forma
          as of June 30, 1999                                                        F-3

          Consolidated Statements of Income for each of the years ended June 30,
          1997, 1998 and 1999                                                        F-4

          Consolidated Statements of Stockholders' Equity (Deficit) for each
          of the years ended June 30, 1997, 1998 and 1999                            F-5

          Consolidated  Statements of Cash Flows for each of the years ended
          June 30, 1997, 1998 and 1999                                               F-6

          Notes to Consolidated Financial Statements                                 F-7

     2.   Financial Statement Schedules

          Schedule II: Valuation and Qualifying Accounts                             S-1

     3.   Exhibits

Exhibit
Number    Description of Exhibit

3.1       Restated Certificate of Incorporation of Health Card(1)
3.2 Certificate of Amendment, filed May 25, 1999, to Certificate of Incorporation of Health Card(1)
3.3       Restated Certificate of Incorporation of Health Card, as amended
3.4       Amended and Restated By-Laws of Health Card(1)
4.1       Form of Specimen Common Stock Certificate(1)
4.2       Form  of  Warrant  Agreement,   including  form  of   Representatives'
          Warrants(1)
10.1 Agreement, dated April 1, 1990, between Health Card and ChoiceCare Long Island, Inc. d/b/a Vytra Healthcare(1)

10.2 Prescription Drug Service Agreement, dated December 1, 1995, between Health Card and ChoiceCare Long Island, Inc. d/b/a Vytra Healthcare(1)(2)
10.3 Amendment to Prescription Drug Service Agreement, dated September 25, 1998, between Health Card and Vytra Healthcare(1)
10.4 Letter Agreement, dated March 30, 1999, among National Medical Health Card Systems IPA, Inc., Health Card and Vytra Healthcare(1)
10.5      Agreement,  dated  January 1, 1995,  between  Health  Card and Suffolk
          County(1)
10.6      Agreement,  dated March 15, 1998,  between  Health Card and Medi-Span,
          Inc.(1)
10.7 Formulary Agreement, dated January 1, 1996, between Health Card and Foundation Health Pharmaceutical Services d/b/a Integrated Pharmaceutical Services(1)(2)
10.8 Mail Service Provider Agreement, dated July 1, 1996, between Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services(1)
10.9 Amendment to Mail Service Provider Agreement, dated January 1, 1997, between Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services(1)
10.10     Agreement,  dated  June 1,  1998,  between  Sandata,  Inc.  and Health
          Card(1)
10.11 Amendment to Agreement, dated June 1, 1998, between Sandata, Inc. and Health Card(1)
10.12     Agreement,  dated June 16,  1998,  between  Sandata,  Inc.  and Health
          Card(1)
10.13     Bill of Sale,  dated June 1, 1998,  between  Sandata,  Inc. and Health
          Card(1)
10.14 Letter Agreement, dated June 1, 1998, between Sandata, Inc. and Health Card(1)
10.15 Software License Agreement and Professional Service Agreement, dated February 18, 1998, between Health Card and Prospective Health, Inc.(1)
10.16     1999 Stock Option Plan(1)
10.17     Letter, dated January 31, 1996, from Health Card to Mary Casale(1)
10.18 Employee Covenant Agreement, dated June 15, 1998, between Health Card and Mary Casale(1)
10.19 Stock Option Agreement, dated July 1, 1997, between Bert Brodsky and Mary Casale(1)
10.20     Letter,  dated  November  30,  1998,  from  Health  Card  to  Marjorie
          O'Malley(1)
10.21 Employee Covenant Agreement, dated December 7, 1998, between Health Card and Marjorie O'Malley(1)
10.22 Stock Option Agreement, dated December 7, 1998, between Bert Brodsky and Marjorie O'Malley(1)
10.23     Letter,  dated  November 3, 1998,  from  Health Card to John  Ciufo(1)
          10.24 Confidentiality and Non-Disclosure Agreement, dated November 19, 1998, between Health Card and John Ciufo(1)
10.25 Stock Option Agreement, dated December 7, 1998, between Bert Brodsky and John Ciufo(1)
10.26 Employee Covenant Agreement, dated June 16, 1998, between Health Card and Ken Hammond(1)
10.27 Employee Covenant Agreement, dated June 1, 1998, between Health Card and Linda Portney(1)
10.28     Lease, dated January 1, 1996, between Sandata, Inc. and Health Card(1)
10.29 Assignment, dated November 1, 1996, from Sandata, Inc., to BFS Realty, LLC(1)
10.30 First Amendment to BFS Realty, LLC Lease, dated June 1, 1998, between BFS Realty, LLC and Health Card(1)

10.31 Second Amendment to BFS Realty, LLC Lease, dated April 1, 1999, between BFS Realty, LLC and Health Card(1)
10.32 Lease, dated August 10, 1998, between 61 Manor Haven Boulevard, LLC and Health Card(1)
10.33 Promissory Note, dated July 1, 1997, made payable by Bert Brodsky to the order of Health Card in the original principal amount of $1,000,000(1)
10.34     Letter, dated June 3, 1999, from Bert Brodsky to Health Card(1)
10.35 Promissory Note, dated July 1, 1997, made payable by Gerald Shapiro to the order of Health Card in the original principal amount of $300,000(1)
10.36     Letter, dated June 3, 1999, from Gerald Shapiro to Health Card(1)
10.37 Promissory Note, dated June 1, 1998, made payable by P.W. Capital, LLC to the order of Health Card in the original principal amount of $4,254,785(1)
10.38 Agreement of Guaranty, dated June 1, 1998, by Bert E. Brodsky in favor of Health Card(1)
10.39 Promissory Note, dated October 30, 1998, made payable by Bert Brodsky to Marine Midland Bank in the principal amount of $2,000,000(1)
10.40 Agreement of Guaranty, dated October 30, 1998, by Health Card in favor of Marine Midland Bank(1)
10.41 Promissory Note, dated November 3, 1998, made payable by Bert Brodsky to Marine Midland Bank in the principal amount of $2,000,000(1)
10.42     Letter,  dated  January  29,  1999,  from Marine  Midland  Bank to BDO
          Seidman(1)
10.43     Letter, dated June 4, 1999, from HSBC to Bert E. Brodsky(1)
10.44 Demand Promissory Note, dated January 2, 1999, made payable by P.W. Capital, LLC to the order of Health Card, in the original principal amount of $90,100(1)
10.45 Consulting Agreement, dated April 14, 1994, between P.W. Medical Management, Inc. and Health Card(1)
10.46 Assignment, dated July 1, 1996, between P.W. Medical Management, Inc. and P.W. Capital Corp.(1)
10.47     Letter, dated June 8, 1999, from P.W. Capital Corp. to Health Card(1)
10.48     Letter, dated June 9, 1999, from Bert E. Brodsky to Health Card(1)
10.49 Letter, dated June 8, 1999, from the Bert E. Brodsky Revocable Trust to Health Card(1)
10.50 Letter agreement, dated June 30, 1999, between the Bert E. Brodsky Revocable Trust and Health Card(1)
10.51     Employment Agreement, dated July 1, 1999, between Health Card and Bert
          E. Brodsky(1)
10.52     Letter, dated June 8, 1999, from Bert E. Brodsky to Health Card(1)
10.53     Form of Lock-up Agreement(1)
21        Subsidiaries of Health Card(1)
27        Financial Data Schedule

----------

(1)  Denotes  document  filed  as  an  exhibit  to  Health  Card's  Registration
     Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.

(2) Contains confidential material omitted and filed separately with the Securities and Exchange Commission. Brackets in document denotes such omission.

(b)  Reports on Form 8-K

     No Report on Form 8-K was filed by Health Card during the three months ended June 30, 1999.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary



                                               Consolidated Financial Statements
                                                       and Supplemental Material
                                For the years ended June 30, 1997, 1998 and 1999

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary



                                               Consolidated Financial Statements
                                                       and Supplemental Material
                               For the years ended June 30, 1997, 1998 and 1999

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                                                        Contents




Report of Independent Certified Public Accountants                           F-2


Consolidated financial statements:

   Balance sheets as of June 30, 1998 and 1999 and
     proforma as of June 30, 1999                                            F-3


   Statements of  Income for each of the years ended June 30, 1997,
      1998 and 1999                                                          F-4


   Statements of Stockholders' Equity (Deficit) for each of the years
      ended June 30, 1997, 1998 and 1999                                     F-5


   Statements of Cash Flows for each of the years ended June 30, 1997,
      1998 and 1999                                                          F-6


   Notes to Financial Statements                                             F-7

Report of Independent Certified Public Accountants


Board of Directors
National Medical Health
  Card Systems, Inc. and Subsidiary
Port Washington, New York



We have audited the accompanying consolidated balance sheets of National Medical Health Card Systems, Inc. and subsidiary as of June 30, 1998 and 1999, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the management of National Medical Health Card Systems, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.



We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Medical Health Card Systems, Inc. and subsidiary as of June 30, 1998 and 1999, and the results of their operations and cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.





BDO Seidman, LLP

Melville, New York


September 22, 1999

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                                     Consolidated Balance Sheets


                                                                                       June 30,                     June 30,
 ----------------------------------------------------------------------- -------------------------------------- ------------------
                                                                               1998                1999               1999
 ----------------------------------------------------------------------- ------------------ ------------------- ------------------
                                                                                                                     (Proforma)
                                                                                                                    (Note 12(a))
 Assets
 Current:
    Cash and cash equivalents                                                $  1,305,792       $  2,815,863         $15,698,963
    Accounts receivable, less allowance for possible losses of
       $244,189 and $ 846,344                                                   6,079,079         13,233,760          13,233,760
    Rebates receivable                                                          4,064,868          5,303,786           5,303,786
    Deferred income tax                                                           141,000            530,000             530,000
    Other current assets                                                           98,514            283,694             283,694
 ----------------------------------------------------------------------- ------------------ ------------------- ------------------
         Total current assets                                                  11,689,253         22,167,103          35,050,203
    Property, equipment and software development costs, net                     1,596,443          2,754,522           2,754,522
    Due from affiliates                                                         4,300,902          4,579,280           3,628,880
    Due from stockholders                                                          10,774                  -                   -
    Other assets                                                                   12,528             15,728              15,728
    Deferred income tax                                                           734,000            166,000             166,000
    Deferred offering costs                                                             -          1,163,378                   -
 ----------------------------------------------------------------------- ------------------ ------------------- ------------------
                                                                              $18,343,900        $30,846,011         $41,615,333
 ----------------------------------------------------------------------- ------------------ ------------------- ------------------
 Liabilities and Stockholders' Equity
 Current:
    Accounts payable and accrued expenses                                     $19,730,110        $26,883,745         $26,883,745
    Current portion of long-term debt                                               7,137              1,950               1,950
    Due to officer/stockholder                                                     30,000            390,000             390,000
    Due to affiliates                                                             451,669            750,968             750,968
    Income taxes payable                                                           59,881            704,489             704,489
    Other current liabilities                                                      68,780            116,544             116,544
 ----------------------------------------------------------------------- ------------------ ------------------- ------------------
         Total current liabilities                                             20,347,577         28,847,696          28,847,696
    Long-term debt, less current portion                                            2,605                  -                   -
 ----------------------------------------------------------------------- ------------------ ------------------- ------------------
         Total liabilities                                                     20,350,182         28,847,696          28,847,696
 ----------------------------------------------------------------------- ------------------ ------------------- ------------------
 Commitments and Contingencies (Note 7)
 Stockholders' equity (deficit):
    Preferred stock $.10 par value; 10,000,000 shares authorized, none
       outstanding                                                                      -                  -                   -
    Common stock, $.001 par value, 25,000,000 shares authorized,
       4,971,577, 5,312,496 and 6,912,496 (proforma) shares issued and
       outstanding                                                                  4,972              5,313               6,913
    Additional paid-in capital                                                    901,128          2,868,573          12,593,795
    Retained earnings (deficit)                                                (1,458,482)           480,529             480,529
    Notes receivable - stockholders                                            (1,453,900)        (1,356,100)           (313,600)
 ----------------------------------------------------------------------- ------------------ ------------------- ------------------
         Total stockholders' equity (deficit)                                  (2,006,282)         1,998,315          12,767,637
 ----------------------------------------------------------------------- ------------------ ------------------- ------------------
                                                                              $18,343,900        $30,846,011         $41,615,333
 ----------------------------------------------------------------------- ------------------ ------------------- ------------------

                                      F-3
See accompanying notes to consolidated financial statements.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                               Consolidated Statements of Income



                                                                                Years Ended June 30,
                                                         --------------------------------------------------------------------
                                                                    1997                   1998                   1999
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------

 Revenues                                                    $70,405,168            $98,528,384             $134,031,026
 Cost of claims                                               63,293,699             89,770,402              121,536,733
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------
    Gross profit                                               7,111,469              8,757,982               12,494,293

 Selling, general and administrative expenses*                 5,855,282              7,192,027               10,171,314
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------

 Operating income                                              1,256,187              1,565,955                2,322,979
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------
 Other income (expense):
    Other income, net                                             42,595                264,666                  674,936
    Public offering costs                                              -               (445,173)                 (82,904)
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------
                                                                  42,595               (180,507)                 592,032
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------
 Income before income taxes                                    1,298,782              1,385,448                2,915,011
 Provision for income taxes (benefit)                           (189,984)               569,000                  976,000
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------
 Net income                                                 $  1,488,766           $    816,448           $    1,939,011
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------

 Earnings per common share:
    Basic                                                   $       0.46           $       0.16           $         0.37
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------
    Diluted                                                 $       0.37           $       0.16           $         0.37
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------
 Weighted average number of common shares outstanding:
    Basic                                                      3,258,459              4,966,885                5,205,084
    Diluted                                                    4,008,481              4,969,166                5,205,084
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------

    *Includes amounts charged by affiliates
       aggregating:                                         $  4,511,144           $  4,904,514           $    2,816,982
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------

See accompanying notes to consolidated financial statements.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary


                       Consolidated Statements of Stockholders' Equity (Deficit)



                        Notes
                                          Notes                                                       Additional         Retained
                                        Receivable       Preferred Stock          Common Stock          Paid-in          Earnings
                                       Stockholders      Shares    Amount     Shares        Amount      Capital          (Deficit)
                                       ------------      ------    ------     ------        ------      -------          ---------
 Balance, June 30, 1996             $       (72,000)         -         -     3,258,459    $  3,259    $         -       $(3,594,384)
    Capital distribution, net of
       income taxes                               -          -         -             -           -              -          (169,312)
    Net income                                    -          -         -             -           -              -         1,488,766
 ---------------------------------- ----------------- ------------------- --------------- ---------  --------------   --------------
 Balance, June 30, 1997                     (72,000)         -         -     3,258,459       3,259              -        (2,274,930)
    Sale of stock                        (1,340,000)         -         -     1,713,118       1,713      1,338,287                 -
    Interest on notes receivable           (113,900)         -         -             -           -              -                 -
    Capital distributions, net of
       income taxes                               -          -         -             -           -       (437,159)                -
    Repayment of loan by
       stockholder                           72,000          -         -             -           -              -                 -
    Net income                                    -          -         -             -           -              -           816,448
 ---------------------------------- ----------------- ------------------- --------------- ---------  --------------   --------------
 Balance, June 30, 1998                  (1,453,900)         -         -     4,971,577       4,972        901,128        (1,458,482)
    Interest on notes receivable           (113,900)         -         -             -           -              -                 -
    Interest paid on notes
       receivable                           171,700          -         -             -           -              -                 -
    Principal paid on notes
       receivable                            40,000          -         -             -           -              -                 -
    Sale of stock                                 -          -         -       340,919         341      1,999,659                 -
    Capital distributions, net of
       Income taxes                               -          -         -             -           -        (32,214)                -
    Net income                                    -          -         -             -           -              -         1,939,011
 ---------------------------------- ----------------- ---------- -------- --------------- ---------- --------------   --------------
 Balance, June 30, 1999               $(  1,356,100)                         5,312,496    $  5,313    $ 2,868,573        $  480,529
 ---------------------------------- ----------------- ---------- -------- --------------- ---------- --------------   --------------


See accompanying notes to consolidated financial statements.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                      Consolidated Statements of Cash Flows



                                                                                   Years Ended
                                                                                     June 30,
 ----------------------------------------------------------- ---------------------------------------------------------

                                                                      1997                1998             1999
 ----------------------------------------------------------- ------------------ ------------------- ------------------

 Cash flows from operating activities:

 Operating activities:
    Net income                                                 $ 1,488,766        $    816,448          $1,939,011
    Depreciation and amortization                                  240,744             368,644             772,389
    Bad debt expense                                               115,000              70,000              52,155
    Allowance for possible losses                                        -                   -             550,000
    Compensation expense accrued to officer/stockholder                  -              30,000             360,000
    Deferred income taxes                                         (200,000)            488,000             201,000
    Interest accrued on stockholders' loans                              -            (113,900)           (113,900)

    Changes in assets and liabilities:
       Accounts receivable                                        (974,319)         (2,836,750)         (7,756,836)
       Other current assets                                         (7,195)            (27,138)           (188,380)
       Rebates receivable                                          253,743          (2,577,201)         (1,238,918)
       Due to/from affiliates                                      511,512          (1,562,981)             20,921
       Accounts payable and accrued expenses                     2,104,949           6,175,665           6,233,083
       Income taxes payable                                              -              59,881             644,608
       Other liabilities                                           (38,900)             31,420              47,764
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Net cash provided by operating activities                       3,494,300             922,088           1,522,897
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from investing activities:
       Capital expenditures                                       (444,646)           (864,108)         (1,930,468)
       Loans (to)/from stockholders                                (32,093)           (792,200)             10,774
       Repayment of loans by officer/stockholder                         -           1,167,919                   -
       Repayment of note by stockholder                                  -              72,000              40,000
       Interest received on notes from stockholders                      -                   -             171,700
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Net cash used in investing activities                            (476,739)           (416,389)         (1,707,994)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from financing activities:
       Sale of common stock                                              -                   -           2,000,000
       Capital distribution                                       (640,312)           (728,598)            (54,214)
       Repayment of debt                                          (605,789)           (253,906)             (7,792)
       Deferred offering costs                                           -                   -            (242,826)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Net cash provided by (used in) financing activities            (1,246,101)           (982,504)          1,695,168
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Net increase (decrease) in cash and cash equivalents            1,771,460            (476,805)          1,510,071
 Cash and cash equivalents, beginning of period                     11,137           1,782,597           1,305,792
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash and cash equivalents, end of period                      $ 1,782,597         $ 1,305,792          $2,815,863
 ----------------------------------------------------------- ------------------ ------------------- ------------------


See  accompanying notes to consolidated financial statements.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements


1.   Significant
     Accounting
     Policies       Nature of business

                    National Medical Health Card Systems, Inc. provides comprehensive prescription benefit management services to plan sponsors which include managed care organizations, local governments, unions, corporations and third party health care plan administrators through its network of licensed pharmacies throughout the United States. The Company's prescription benefit management services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail pharmacy claims management, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, disease information programs, data access, reporting and analysis and physician profiling.

                    The Company enters into two types of arrangements for the payment of administrative fees, fee for service (per claim charges) and capitation(per plan participant per month charges). Under the fee for service arrangement, the Company is paid by the plans for their disbursements plus a set transaction fee. Under the capitation arrangement, the Company receives its fee based on the number of participants per month and pays for the cost of prescriptions filled and thus shares the risk of operating profit or loss with these plans.

                    Basis of consolidation

                    In October 1998, the Company acquired National Medical Health Card IPA, Inc., which is an independent practice association under the laws of New York. This wholly owned subsidiary is a recently formed inactive company acquired from a relative of the principal stockholder for no consideration. The Company intends that the IPA will be the contracting party with respect to any contracts with Health Maintenance Organizations or providers containing financial risk sharing provisions. The IPA is subject to the regulatory authority of the Department of Health and the laws, rules and regulations applicable to independent practice associations in New York. Activities conducted through June 30, 1999 included organization, planning and development of the IPA's activities and securing regulatory approvals.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements


                    The consolidated financial statements include the Company and the above wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

                    Cash equivalents

                    The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity date of three months or less from purchase date to be cash equivalents. Cash equivalents at June 30, 1999 includes $838,000 which is restricted as to its use.

                    Revenue recognition and cost of claims

                    Revenue under the fee for service arrangement related to the sales of prescription drugs by the Company's nationwide network of pharmacies are recognized when the claims are adjudicated. At the point-of-sale, the pharmacy claims are adjudicated using the Company's on-line processing system. Adjudication is the process by which the plan participant is checked for eligibility of coverage, the prescription is compared to the plan parameters established by the sponsor, the particular drug is reviewed for contraindications based upon the plan participant's drug history, age and sex and the information is placed into a database available for reporting and query. The Company invoices plan sponsors and includes as revenues the Company's administrative fees and charges relating to pharmaceuticals dispensed by the Company's network of pharmacies. Cost of claims includes the amounts paid to the Company's network of pharmacies for pharmaceutical claims reduced by rebates from drug manufacturers. The Company does not take possession or legal ownership of the pharmaceutical drugs dispensed by the pharmacy network, although the Company assumes the legal responsibility and financial risk of paying for dispensed pharmaceuticals whether or not the Company is paid by its sponsors.

                    Revenues under the capitation arrangements are recognized monthly based on the number of participants and costs under the capitation agreements are recognized as incurred.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements



                    The Company records the portion of the net rebates from drug manufacturers, which it retains as a reduction of cost of claims. These rebates are recognized when the Company is entitled to them in accordance with the terms of the Company's arrangements with the rebate administrator and the Company's sponsors and when the amount of the rebates is determinable. The Company records the gross rebate receivable and the appropriate payable to the sponsors based on estimates, which are subject to final settlement. The estimates are based upon the claims submitted and the Company`s rebate experience, and are adjusted as additional information becomes available. The rebates are processed by an independent rebate administrator. For the years ended June 30, 1997, 1998 and 1999, net rebates recorded by the Company as a reduction of cost of claims were $883,243, $1,460,537 and $2,541,959, respectively.

                    Property, equipment and software

                    Office equipment and furniture and fixtures are being depreciated over five years using accelerated recovery methods, which approximate the double-declining-balance method of depreciation.

                    Leasehold improvements are amortized on a straight-line basis over the term of the lease.

                    Expenditures relating to the development of software to be used in the claims adjudication process are charged to expense until technological feasibility is established upon completion of a working model of the software. Thereafter, the remaining software development costs up to the date such software is completed are capitalized and included on the balance sheet as software development costs. During the years ended June 30, 1998 and 1999, $422,316 and $1,434,507
                    in   software    development    costs   were    capitalized,
                    respectively.

                    Amortization of capitalized amounts commences on the date the software is placed into use and is computed using the straight-line method over the estimated economic life of the software, primarily five years. Amortization expense was $182,949, $213,340 and $460,234 for the years ended June
                    30, 1997, 1998 and 1999, respectively.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

                    A significant portion of the Company's computer software was developed by a company affiliated by common ownership (See
                    Note 3(b)). The cost includes development of software programs and enhancements, which may either, expand or modify existing programs. To the extent that the Company has capitalized certain amounts for software development and those amounts exceeded the costs incurred by the affiliate, this excess has been charged to stockholders' equity (deficit) as a capital distribution.

                    Deferred offering costs

                    The Company accounts for deferred offering costs in accordance with SAB Topic 5:A. Accordingly, only specific incremental costs directly attributable to a proposed or actual offering are classified as deferred offering costs.

                    The deferred offering costs in connection with the Company's Public Offering consummated on August 2, 1999 were capitalized and subsequently were charged to equity upon consummation of the Public Offering. (See Note 12(a)).

                    Long lived assets

                    Long lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No such impairment existed through June 30, 1999.

                    Taxes on income

                    The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this standard, deferred taxes on income are provided for those items for which the reporting period and methods for income tax purposes differ from those used for financial statement purposes using the asset and liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements



                    Computation of earnings per common share

                    Basic  earnings  per  share  has  been  computed  using  the weighted average number of shares of common stock outstanding. Diluted earnings per share has been computed using the basic weighted average shares of common stock issued plus outstanding stock options, in the periods in which such options have a dilutive effect.

                    Accounting for stock based compensation

                    The Company has adopted the intrinsic value method of accounting for employee stock options and will disclose the pro forma impact on net income and earnings per share.

                    Concentration of credit risk

                    The Company may be subject to a concentration of credit risk with respect to its trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances to cover potential or anticipated losses for uncollectible accounts. (See Note 5).

                    Financial instruments which potentially subject the Company to concentrations of credit risk are cash balances deposited in financial institutions which exceed FDIC insurance limits. Amounts on deposit with financial institutions which exceeded the FDIC insurance limits at June 30, 1998 and 1999 were $2,954,241 and $3,177,895, respectively.

                    Use of estimates

                    The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements


                    Estimated fair value of financial instruments

                    The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the current nature of these instruments. The fair value of the loans due from stockholders and affiliates is difficult to estimate due to their related party nature. Certain amounts due to stockholders do not bear interest and have no set repayment terms. Loans due from affiliates are due on demand under a note receivable agreement personally guaranteed by the majority stockholder and bear market interest rates;
                    therefore, the Company believes that the carrying amount approximates fair value.

                    Effect of recently issued accounting standards

                    In June 1997, the Financial Accounting Standards Board issued two new disclosure standards.

                    Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements


                    Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                    Both of these new standards are effective for financial statements for years beginning after December 15, 1997 and require comparative information for earlier years to be restated. The Company's results of operations, financial position, and disclosures were unaffected by implementation of these new standards.

                    In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), Employers' Disclosures about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS No. 132 in 1998 is not expected to materially impact the Company's current disclosures.

                    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Investments and Hedging Activities Income ("SFAS No. 133"), which requires the recording of all derivative instruments as assets or liabilities measured at fair value. Among other disclosures, SFAS No. 133 requires that all derivatives be recognized and measured at fair value regardless of the purpose or intent of holding the derivative.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements


                    SFAS No. 133 is effective for financial statements for years beginning after June 15, 2000. The Company has no derivative investments and does not participate in hedging activities; therefore, its financial position, results of operations and disclosures will be unaffected by the adoption of this standard.

2.   Property,
     Equipment and
     Software
     Development
     Costs Property, equipment and software development costs consist of the following:

                                                              June 30,
                                                       1998                1999
                                                ------------------- ------------
      Furniture and fixtures                    $   386,480          $  644,246
      Software                                    2,145,606           3,746,101
      Leasehold improvements                              -              72,207
      ----------------------------------------- ------------------- ------------
                                                  2,532,086           4,462,554
      Accumulated depreciation/amortization         935,643           1,708,032
      ----------------------------------------- ------------------- ------------
                                                 $1,596,443           2,754,522
      ----------------------------------------- ------------------- ------------


                    Depreciation and amortization expense for the years ended June 30, 1997, 1998 and 1999 was $240,744, $368,644 and
                    $772,389, respectively.


3.   Related Party
     Transactions   (a)  Distributions - capital

                    The Company leases office space in Port Washington, New York from a company affiliated by common ownership under an agreement expiring March 30, 2004 (Note 7(a)). Leasehold improvements made to this space by a company affiliated by common ownership during the year ended June 30, 1999, were approximately $72,207.

                    In September 1998 the Company leased space for a pharmacy in Port Washington, New York, from a Company affiliated by common ownership under a seven-year agreement expiring August 31, 2005 (Note 7(a)).

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements


                    Rent expense including utilities for the years ended June 30, 1997, 1998 and 1999 under operating leases amounted to $264,727, $304,193 and $284,828, respectively.

                    Due to affiliates represent trade payables for developed software, other software services, operating leases and maintenance costs. During 1998 an affiliate charged the Company approximately $208,000, as a fee to hire programmers, which were formerly employed by an affiliated company. The Company assumed a liability of $86,000 relating to these employees.

                    In accordance with SAB 48, the Company has recorded amounts in excess of affiliates' cost for capitalized software development and acquisition of employees as a capital distribution, net of tax as follows:



                                      1997            1998           1999
    ------------------------ --------------- -------------- ---------------

    Software development         $ 640,312       $ 520,122       $ 54,214

    Acquisition of
      employees                          -         208,476              -

    Tax effect*                   (471,000)       (291,439)       (22,000)
    ------------------------ --------------- -------------- ---------------

    Net charge to
      stockholders' equity
      (deficit)                  $ 169,312       $ 437,159       $ 32,214
    ------------------------ --------------- -------------- ---------------

     * Approximately $215,000 of the tax benefit for 1997 was offset by a decrease in the deferred income tax valuation reserve (Note 6).

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements


                    (b)  Other

                    Due from affiliates represents loans to companies affiliated by common ownership or companies controlled by the majority stockholder. Effective June 1, 1998, the majority of the loan balances were consolidated into a promissory note in the amount of $4,254,785 due from one affiliated company controlled by the majority stockholder. Such amount bears interest at 8.5% per annum, payable quarterly, and has no set repayment date. Mr. Brodsky has agreed to repay the promissory note and other amounts due from affiliates within one year of the consummation of the Public Offering completed on August 2, 1999. This note has been classified as a non-current asset. The note is collateralized by 1,022,758 shares of $.001 par value common stock of the Company registered in the name of the majority stockholder and subject to the personal guarantee of the majority stockholder. For the years ended June 30, 1998 and 1999, the amount of interest income accrued was $30,117 and $361,657, respectively. Interest paid by the affiliate in December 1998 aggregated $183,000. Prior to June 1, 1998, the outstanding balances did not bear any interest. On January 2, 1999, one of the affiliates executed a non-interest bearing note payable to the Company in the amount of $90,100 to evidence advances to the affiliate in the same amount. Subsequent to the year end and concurrent with the consummation of the Company's Public Offering, a trust controlled by the Company's majority stockholder (the "Selling Stockholder") sold 400,000 shares of common stock from its holdings. The Company received $1,992,900 from the sale by the Selling Stockholder of which $1,042,500 was applied to amounts owed by the Selling Stockholder and the balance to amounts due from the affiliate. (See Note 12(a)).

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements



                    Prior to June 1, 1998, the Company leased all of its employees from an affiliated company at an agreed upon price equal to the affiliate's cost plus a 7% administrative fee. Effective June 1, 1998, the Company hired these employees (which included programmers as discussed above) and paid its own payroll and related costs. For the years ended June 30, 1997, 1998 and 1999, the administrative fee charged by the affiliate was approximately $131,000, $157,000 and $0, respectively.

                    Certain costs paid to the affiliates were capitalized as software development costs. For the years ended June 30, 1998 and 1999, the amounts charged by affiliates and capitalized were $422,315 and $612,906, respectively.

                    The Company purchased furniture and fixtures from an affiliate during the year ended June 30, 1999 for approximately $236,000. The price included a 20% purchasing and handling fee.

                    For the periods presented, certain general, administrative and other expenses reflected in the financial statements include allocations of certain corporate expenses from affiliates which take into consideration personnel, estimates of the time spent to provide services or other appropriate bases. These allocations include services and expenses for general management, information systems maintenance, financial consulting, employee benefits administration, legal communications and other miscellaneous services.

                    Management believes the foregoing allocations were made on a reasonable basis. Although these allocations do not necessarily represent the costs which would have been or may be incurred by the Company on the stand-alone basis, management believes that any variance in costs would not be material.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements


                    General and administrative expenses related to transactions with affiliates included in the statement of income are:



                                              Year ended June 30,
                                 ----------------------------------------------

                                       1997              1998         1999
 ------------------------------- --------------- --------------- ---------------

 Software maintenance and
   related services(i)           $1,443,470        $1,124,626     $770,396

 Management and consulting
   fees(ii)                         600,654           857,540    1,524,451

 Administrative and
   bookkeeping services(iii)      2,202,293         2,618,155      237,307

 Rent and utilities                 264,727           304,193      284,828
 ------------------------------- --------------- --------------- ---------------

                                 $4,511,144        $4,904,514    $2,816,982
 ------------------------------- --------------- --------------- ---------------


                    (i) A company affiliated by common ownership provides a significant portion of the Company's software maintenance (Note 1), certain other software services, computer hardware under operating leases and maintains certain computer hardware.

                    (ii) The Company incurred fees to certain other affiliated companies for various management and consulting services. Pursuant to an agreement with one of these affiliated companies, dated April 14, 1994, minimum fees are $25,000 per year payable in monthly installments. Actual monthly fees through June 30, 1999 were approximately $58,000.

                    (iii) A company affiliated by common ownership provides the Company with various administrative services. The arrangement includes the leasing of all the Company's employees through June 1, 1998 and the provision of bookkeeping services and personnel related consulting services.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements



                    Due from stockholders primarily represent loans to the majority stockholder. These loans do not bear interest and have no set repayment dates.

                    On June 1, 1998, the Company agreed to pay the majority stockholder annual compensation of $360,000 or a lesser amount if mutually agreed, in the form of a bonus for continued services. The Company accrued $30,000 and $360,000 for the years ended June 30, 1998 and 1999, as a result of this agreement. At June 30, 1999, amounts due to this officer/stockholder aggregated $390,000.

                    For the year ended June 30, 1999, the Company paid the annual premium of approximately $66,000 on a life insurance policy where the majority stockholder is the owner and beneficiary.

                    On October 23, 1998, the Company sold 340,919 shares of common stock to the majority stockholder at $5.87 per share. In connection with this transaction, the majority stockholder obtained a loan from a bank for $2,000,000 to pay for the shares. The Company unconditionally guaranteed this loan which was due on January 28, 1999, bore interest at an annual rate of 7.72% payable monthly, and was secured by all assets of the Company. As the guarantor, the Company had to comply with certain operational covenants as defined in the guarantee agreement for the duration of the loan. On January 28, 1999, the loan to the bank was paid in full by the majority stockholder and the unconditional guarantee along with the security on the assets was terminated.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements


4.   Accounts
     Payable and
     Accrued
     Expenses       Accounts   payable  and  accrued  expenses  consist  of  the
                    following:

                                                               June 30
                                             -----------------------------------

                                                      1998                1999
   ----------------------------------------- ------------------- ---------------

   Claims payable                                $13,571,796         $17,553,036

   Rebates payable to sponsors                     4,470,404           7,062,159

   Other payables                                  1,687,910           2,268,550
   ----------------------------------------- ------------------- ---------------

                                                 $19,730,110         $26,883,745
   ----------------------------------------- ------------------- ---------------


5.   Major
     Customers
     and
     Pharmacies     For  the  years  ended  June  30,   1997,   1998  and  1999,
                    approximately  63%,  60%  and  64%,  respectively,   of  the
                    revenues  were  from  three  plan   sponsors   administering
                    multiple  plans.  Amounts due from these three  customers at
                    June  30,  1998  and  1999   approximated   $2,751,000   and
                    $6,813,000,  respectively.  During  the year  ended June 30,
                    1999,  the  Company  recorded   approximately   $500,000  of
                    additional  revenue when the amount of the adjustment became determinable,  upon the Company  receiving verbal acceptance of  the  calculations  under  the  provisions  of one of its arrangements  to  adjust  for the  increased  cost of  drugs
                    primarily   related  to  the  prior  year.   The   Company's
                    arrangements  with these  plan  sponsors  are  either  oral,
                    short-term,   terminable   by  the  sponsor  or  subject  to
                    continuing negotiation.

                    For the years ended June 30, 1997, 1998 and 1999, approximately 30%, 25%, and 41% of the cost of claims were from two pharmacy chains. Amounts payable to these two pharmacy chains at June 30, 1998 and 1999 were approximately $2,679,000 and $7,686,000, respectively.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements



                    The Company evaluated its accounts receivable as of June 30, 1999 taking into consideration the expiration of certain contracts during the period and the status of the negotiations to renew those contracts. As consideration for the renewal of these contracts, the Company determined that it would be necessary to negotiate the receivable balance due from these contracts and the Company most likely would not be able to collect the full amount. As a result, the Company estimated and recorded a reserve in the amount of $550,000 during the year ended June 30, 1999.


6.   Taxes on
     Income Provisions (benefit) for federal and state income taxes consist of the following:


                                           Year ended June 30,
                       ---------------------------------------------------------

                              1997                  1998                 1999
  ---------------- --------------------- ------------------- ------------------
  Current:
     Federal           $     6,038             $  60,000             $596,000
     State                   3,978                21,000              179,000
  ---------------- --------------------- ------------------- ------------------
                            10,016                81,000              775,000
  ---------------- --------------------- ------------------- ------------------
  Deferred:
     Federal              (154,900)              363,000              135,000
     State                 (45,100)              125,000               66,000
  ---------------- --------------------- ------------------- ------------------
                          (200,000)              488,000              201,000
  ---------------- --------------------- ------------------- ------------------
  Total                  $(189,984)             $569,000             $976,000
  ---------------- --------------------- ------------------- ------------------


                    In 1997,  1998 and 1999,  $471,000,  $291,439  and  $22,000,
                    respectively, of income tax benefits reduced the capital distribution in those years (Note 3(a)).

                    Differences between the federal statutory rate and the Company's effective tax rate are as follows:

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements


                                               Year ended June 30,
                                   ------------------------------------------
                                          1997          1998        1999
  -------------------------------  -------------- ------------ --------------
  Statutory rate                          34.0%         34.0%       34.0%
  State taxes - net of federal
    taxes                                   -            7.1         5.4
  Decrease in deferred income
    tax valuation reserve (see
    Note 3(a))                           (48.6)           -           -
  Utilization of net operating
    loss carryforward                       -             -         (7.3)
  Permanent differences                     -             -          1.4
  -------------------------------  -------------- ------------ --------------
                                        (14.6%)         41.1%       33.5%
  -------------------------------  -------------- ------------ --------------


                    Deferred  income  tax  assets   (current  and   non-current)
                    resulting from temporary differences are as follows:

  June 30,                                        1998                1999
  ----------------------------------- ------------------- ------------------
  Accounts receivable allowances              $100,000            $333,000
  Vacation expense accrual                      41,000              41,000
  Officer/stockholder bonus accrual                  -             156,000
  Property and equipment                       734,000             166,000
  ----------------------------------- ------------------- ------------------
                                              $875,000            $696,000
  ----------------------------------- ------------------- ------------------

7.   Commitments
     and
     Contingencies  (a) On December 15, 1998, the Company leased an apartment in
                    Port Washington, New York for use by two members of its management under an operating lease, which expires on December 14, 1999. The annual rent is $20,400. Utilities and maintenance are payable by the Company as additional rent. Future minimum rent payments under the noncancellable operating leases with related (Note 3) and other parties at June 30, 1999 are as follows:

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements


 Year ending June 30,
 --------------------------------------------------- ---------------------
 2000                                                         $   405,000
 2001                                                             415,000
 2002                                                             436,000
 2003                                                             458,000
 2004                                                             362,000
 Thereafter                                                        28,000
 --------------------------------------------------- ---------------------
                                                               $2,104,000
 --------------------------------------------------- ---------------------

                    (b) In February 1998, the Company entered into an agreement for computer software products and professional services with an unrelated company. The agreement requires the Company to pay an initial license fee of $400,000, of which $100,000 was paid upon signing and $25,000 was payable monthly through February 1999. The initial license fee of $400,000 has been capitalized and is being amortized over three years. In addition, if certain milestones were reached based on the number of processed claims, as defined, the license fee increases incrementally, up to an additional $500,000 over the term of the agreement. In February 1999, the Company met certain milestones, resulting in an additional license fee of $150,000, which was capitalized and is being amortized over three years. The agreement also provides for the annual payment of 18% of the license fee, as defined, as a service maintenance fee which is expensed as incurred.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements


                    (c) On February 9, 1999, the Company was informed by counsel that an action was brought against it by the West Contra Costa Unified School District and an individual plaintiff in the State of California. The case was subsequently removed to Federal court. The complaint alleges, among other things, that the parties entered into a contract in November 1996, for services to be provided by the Company and, subsequently, the Company unilaterally terminated the contract on December 16, 1996. The complaint further alleges that this termination was in violation of the terms of the contract and one or more statutory provisions; that the termination resulted in the school district incurring approximately $150,000 in additional costs due to its having to enter into a fee for service arrangement with the Company in order to continue providing prescription benefits to its plan members; and that, due to the wrongful termination of the contract, the school district was forced to secure a replacement for the benefits and services that were to have been provided under the contract with the Company. In connection with this last circumstance, the complaint alleges that the school district incurred approximately $400,000 in additional expenses. The complaint also seeks treble damages. If treble damages were allowable in this case and a judgment were to be entered against the Company, the Company would be liable for damages in excess of $1,500,000. The Company denies the allegations and intends to vigorously defend this action. In the opinion of management, the outcome of this litigation will not have a material adverse effect on the Company's financial position or its results of operations.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements


                    (d) Commencing with the year ending June 30, 2000, the Company has an employment arrangement with its senior executives which entitles them to participate in a bonus pool equal to 15% of any increase in pretax profits over the prior year. Pursuant to her employment arrangement, the Company's Executive Vice President of Sales and Marketing is entitled to commissions of .5% of gross revenues received from direct accounts sold and .25% of gross revenues received from accounts sold by sales people under her management.

8.   Stock Options  (a) On July 1,  1997,  the  Company  sold  an  aggregate  of
                    1,713,118 shares of common stock at $.78 per share to the principal stockholder, a director, and an individual in exchange for notes receivable; plus the principal stockholder and the director agreed to cancel options to purchase an aggregate of 1,406,292 shares of common stock at $.08 per share.

                    (b) On July  1,  1997,  the  principal  stockholder  granted options to an employee of the Company to purchase 255,689 shares of the Company's common stock at $5.87 per share from his personal holdings. In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") Accounting for Stock-Based Compensation, the options were accounted for as granted to the employee directly by the Company. These options vest and become exercisable as follows:

                         (i) 20% on July 1, 1999

                         (ii) 20% on July 1, 2000

                         (iii) 20% on July 1, 2001

                         (iv) 20% on July 1, 2002

                         (v) 20% on July 1, 2003

                    These options terminate on July 1, 2005.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

                    On December 7, 1998, the principal stockholder granted options to an employee of the Company to purchase 63,922 shares of the Company's common stock at $5.87 per share from his personal holdings. In accordance with SFAS No. 123, the options were accounted for as granted to the employee directly by the Company. These options vest and become exercisable as follows:

                         (i) 1/3 on December 7, 1999

                         (ii) 1/3 on December 7, 2000

                         (iii) 1/3 on December 7, 2001

                    These options terminate on December 7, 2002.


                    On December 7, 1998, the principal stockholder granted options to an employee of the Company to purchase 25,569 shares of the Company's common stock at $5.87 per share from his personal holdings. In accordance SFAS No. 123, the options were accounted for as granted to the employee directly by the Company. These options vest and become exercisable as follows:

                         (i) 1/3 on December 7, 1999

                         (ii) 1/3 on December 7, 2000

                         (iii) 1/3 on December 7, 2001

                    These options terminate on December 7, 2003.

                    There was no charge to operations for the issuance of these options.

                    (c) SFAS No. 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option grants had been determined in accordance with the fair value method prescribed in SFAS No. 123.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements


                    The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal years ended June 30, 1998 and 1999, respectively: no dividends paid for all years; 0.1% expected volatility for all years; risk-free interest rates of 6.3% and 4.5%, respectively; and expected lives of 7.0 and 4.3 years, respectively.

                    Based on the above calculation, the weighted fair value of options granted in fiscal years ended June 30, 1998 and 1999 was $2.03 and $.87, respectively.

                    Under the provisions of SFAS No. 123, the Company's net income and earnings per share would have been decreased to the pro forma amounts indicated below:


                                                Year ended June 30,
                                     ------------------------------------------

                                          1997           1998           1999
     ----------------------------- -------------- --------------- -------------

     Net income:

        As reported                $ 1,488,766    $    816,448    $ 1,939,011

        Proforma                     1,488,766         764,466      1,871,866
     ----------------------------- -------------- --------------- -------------

     Basic earnings per share:

        As reported                $       .46    $       .16     $      .37

        Proforma                           .46            .15            .36
     ----------------------------- -------------- --------------- -------------

     Diluted earnings per share:

        As reported                $       .37    $       .16     $      .37

        Proforma                           .37            .15            .36
     ----------------------------- -------------- --------------- -------------

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

                    (d) The following table summarizes information about stock options as of June 30, 1999:


                                 Shares of Common       Weighted Average
                                      Stock              Exercise Price
    --------------------------- ------------------- --------------------------
    Shares under option at
       June 30,  1996                  1,406,292                    .08
       Granted, cancelled,
          exercised                            -                       -
    --------------------------- ------------------- --------------------------
    Shares under option at
       June 30, 1997                   1,406,292                    .08
       Granted                           255,689                   5.87
       Cancelled                      (1,406,292)                   .08
    --------------------------- ------------------- --------------------------
    Shares under option at
       June 30, 1998                     255,689                   5.87
       Granted                            89,491                   5.87
    --------------------------- ------------------- --------------------------
    Shares under option at
       June 30, 1999                     345,180                  $5.87
    --------------------------- ------------------- --------------------------


                    None of the above outstanding options were exercisable at June 30, 1999 (Note 11).

                    (e) On May 10, 1999, the Company's Board of Directors adopted the 1999 Stock Option Plan which provides for the grant of options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code and options that are not intended to so qualify ("nonstatutory stock options"), as well as stock appreciation rights. The total number of shares of common stock reserved for issuance under the plan is 1,650,000 plus an indeterminate number of shares of common stock issuable upon the exercise of "reload options". The 1999 Stock Option Plan was approved by stockholders on May 10, 1999.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements


                    The plan is administered by the Company's Board of Directors and options may be granted to all full-time employees (including officers) and directors of the Company or its subsidiary. No options have been granted under this plan.


9.   Supplemental
     Cash Flow
     Information

                                                Year ended June 30,
                                 -----------------------------------------------

  Cash paid:                           1997             1998           1999
  ------------------------------- --------------- -------------- ---------------

     Interest                      $  2,254        $    4,136       $     250

     Income taxes                    48,916            20,901         131,827

  Non cash investing and
    Financing activities:

   Issuance of common stock
      for notes from
      stockholders                        -         1,340,000(i)            -
  ------------------------------- --------------- -------------- ---------------

                    These non-recourse (except with regard to interest) promissory notes dated July 1, 1997, are due and payable in five years and bear interest at 8.5% per annum payable quarterly. The 1,713,118 shares issued in connection with these notes included 1,278,447 shares to the majority stockholder. The notes are collateralized by the shares of stock purchased.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements


10.  Employee
     Benefit Plan   Effective  June 1, 1998,  the Company  adopted a 401(k) plan covering substantially all employees. Participants may elect to contribute to the plan a minimum of 1% to a maximum of 18% of their annual compensation, not to exceed a dollar limit set by law. Annually, the Company will determine a discretionary matching contribution equal to a percentage of each participant's contribution. Contributions made by the Company for the years ended June 30, 1998 and 1999 were approximately $4,000 and $7,000, respectively.


11.  Earnings Per
     Share A reconciliation of shares used in calculating basic and diluted earnings per share follows:



                                              Year ended June 30,
                                   -------------------------------------------

                                          1997           1998            1999
   ------------------------------- --------------- --------------- -----------

   Basic                             3,258,459      4,966,885       5,205,084


   Effect of assumed conversion
     of employee stock options         750,022          2,281               -
   ------------------------------- --------------- --------------- -----------

   Diluted                           4,008,481      4,969,166       5,205,084
   ------------------------------- --------------- --------------- -----------


                    Outstanding options to purchase shares of common stock were not included in the computation of diluted earnings per share because, upon exercise, the common stock would be issued by the majority stockholder in accordance with the option agreements. (See Note 8.) These options were as follows:



                                              Year ended June 30,
                                   ------------------------------------------

                                          1997           1998           1999
   ------------------------------- --------------- -------------- -----------

   Number of options                         -        255,689        345,180

   Weighted-average exercise
     price                                   -          $5.87          $5.87
   ------------------------------- --------------- -------------- -----------

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

                    The shares held by the majority stockholder subject to employee options have been included in the computation of basic and diluted earnings per share.


12.  Subsequent
     Events         (a)   Public Offering

                    The registration statement for the Company's Public Offering became effective on July 28, 1999. The Company consummated the Public Offering on August 2, 1999 and issued 1,600,000 shares of common stock at an offering price of $7.50 per share. The Company granted the underwriters of the Public Offering 200,000 warrants for nominal consideration. The warrants entitle the underwriters to purchase 200,000 shares of common stock from the Company at $9.00 per share. The warrants are exercisable for four years commencing on July 29, 2000. In addition, the underwriters were granted an overallotment option by the Company to buy 300,000 shares of common stock at $7.50 per share exercisable by September 11, 1999. The underwriters did not exercise this option. Concurrent with the Public Offering, the Selling Stockholder sold 400,000 shares of common stock from its holdings at $7.50 per share. The Company received proceeds of $12,883,100 representing payment for the sale of the 1,600,000 shares plus 73% of the proceeds from the sale of the 400,000 shares by the Selling Stockholder for repayment of $1,992,900 of indebtedness owed by the Selling Stockholder in the amount of $1,042,500 and the balance to amounts owed by affiliates of the Selling Stockholder to the Company. Such proceeds were net of underwriting discounts and commissions, a non-accountable expense allowance and a financial advisory fee paid to the underwriters plus certain fees and expenses paid by the Company.

                    The proforma balance sheet at June 30, 1999 reflects the Public Offering transactions noted above.

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

                    (b) The Company entered into an employment agreement with the majority stockholder effective July 1, 1999. Pursuant to this agreement, the majority stockholder has agreed to serve as Chairman of the Board of Directors at an annual salary of $200,000, subject to adjustment by the Board of Directors. The agreement commenced on July 1, 1999 and has a term of two years, unless terminated by the Company for cause, or in the event the stockholder becomes permanently disabled. The agreement provides for certain fringe benefits payable to or on behalf of the majority stockholder, such as the use of an automobile. In addition, the agreement provides for certain termination benefits payable to the majority stockholder, which depending upon the reason for termination, can be equal to up to two years salary.

                    (c) Issuance of Stock Options.

                    On August 3, 1999, the Company granted incentive options to employees under the 1999 Stock Option Plan (see note 8(e)) to purchase 108,700 shares of common stock at $7.50 per share. The options vest and become exercisable one-third upon completion of one year of employment and one-third each year thereafter. These options terminate on August 3, 2004.

                    On August 3, 1999, the Company granted nonstatutory options to three outside directors under the 1999 Stock Option Plan (see note 8(e)) to purchase 30,000 shares of common stock at $7.50 per share. The options vest and become exercisable as follows: (i) one-third on August 3, 1999, (ii) one-third on August 3, 2000, and (iii) one-third on August 3, 2001. These options terminate on August 3, 2004.

Report of Independent Certified Public Accountants on Financial Statement
Schedule





The audits referred to in our report to the Board of Directors of National Medical Health Card Systems, Inc. and Subsidiary, dated September 22, 1999, relating to the consolidated financial statements of National Medical Health Card Systems, Inc. and Subsidiary, included the audit of the schedule listed under Item 14 of Form 10-K for each of the three years in the period ended June 30, 1999. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



BDO Seidman, LLP

September 22, 1999

                                                         National Medical Health
                                                              Card Systems, Inc.
                                                                  and Subsidiary

                 Schedule II - Valuation and Qualifying Accounts





                                                        Additions
                                      Balance at        charged to
                                     beginning of       costs and                                          Balance at end
Description                             period         expense (a)        Write-offs      Other Changes      of period
----------------------------------- ---------------- ----------------- ----------------- ---------------- -----------------

Reserves and allowances
   deducted from asset
   accounts:

Allowance for possible
   losses

Year ended June 30, 1997               $100,000         $115,000         $  15,000            $  -            $200,000

Year ended June 30, 1998               $200,000        $  70,000         $  70,000            $  -            $244,189

Year ended June 30, 1999               $244,189         $657,544         $  55,389            $  -            $846,344

(a)   Charged to bad debts.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.


September 28, 1999               By: /s/ Bert E. Brodsky
                                 --------------------------------------
                                    Bert E. Brodsky, Chairman of the Board and
                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                  Capacity                       Date
      ----------                  --------                       ----

/s/ Bert E. Brodsky
________________________    Chairman of the Board and      September 28, 1999
Bert E. Brodsky             Chief Executive Officer

/s/ Gerald Shapiro
________________________    Vice Chairman of the Board     September 28, 1999
Gerald Shapiro              and Secretary

/s/ Richard J. Strauss
________________________    Director                       September 28, 1999
Richard J. Strauss,
M.D., F.A.C.S

/s/ Gerald Angowitz
________________________    Director                       September 28, 1999
Gerald Angowitz

/s/ Kenneth J. Daley
________________________    Director                       September 28, 1999
Kenneth J. Daley

/s/ Berry Denaro
________________________    Treasurer and Chief Financial  September 28, 1999
Barry Denaro                Officer