Form 10-Q
period 1999-09-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 1999-11-15
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION
                                               Washington, DC 20549

                                                     FORM 10-Q
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period  ended          September 30, 1999

                                                        OR

[  ] Transition report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from                        to

Commission file number                               000-26749

                              NATIONAL MEDICAL HEALTH CARD SYSTEMS,  INC.
                       (Exact name of Registrant as Specified  in Its Charter)

                  New York                          11-2581812
(State or Other Jurisdiction of          (IRS Employer Identification No.)
Incorporation or Organization


 26 Harbor Park Drive, Port Washington, NY         11050
(Address of Principal Executive Offices)         (Zip Code)

Registrant's Telephone Number, Including Area Code  (516) 626-0007

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
by a court. Yes     No

                        APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 1999 was 6,912,496 shares.

                 NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARY

                                          INDEX

                                                                      Page

PART I        -   FINANCIAL INFORMATION

Item 1        -   FINANCIAL STATEMENTS:                                  3

                  CONSOLIDATED BALANCE SHEETS as of June 30, 1999        3
                  and September 30, 1999 (unaudited)

                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)          4
                  for the three months ended September 30, 1998 and 1999

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)      5
                  for the three months ended September 30, 1998 and 1999

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             6

Item 2        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL     10
                  CONDITION AND RESULTS OF OPERATIONS

Item 3        -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT        14
                  MARKET RISK

PART II       -   OTHER INFORMATION

Item 1        -   LEGAL PROCEEDINGS                                     15

Item 2        -   CHANGES IN SECURITIES AND USE OF PROCEEDS             15

Item 3        -   DEFAULTS UPON SENIOR SECURITIES                       15

Item 4        -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   15

Item 5        -   OTHER INFORMATION                                     15

Item 6        -   EXHIBITS AND REPORTS ON FORM 8-K                      15

                                                CONSOLIDATED BALANCE SHEETS


                                                                                      June 30,         September 30,
                                                                                         1999                  1999
                                                                                                         (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                                                     $  2,815,863      $ 11,122,608
       Accounts receivable,
       less allowance for possible losses of $846,344 and $96,291                      13,233,760        15,195,751
       Rebates receivable                                                               5,303,786         5,726,027
       Deferred income tax                                                                530,000           243,000
       Other current assets                                                               283,694           291,472
Total Current Assets                                                                   22,167,103        32,578,858

       Property, equipment and software development costs, net                          2,754,522         3,173,741
       Due from affiliates                                                              4,579,280         3,736,193
       Other assets                                                                        15,728            15,728
       Deferred income tax                                                                166,000               ---
       Deferred offering costs                                                          1,163,378               ---
                                                                                     $ 30,846,011      $ 39,504,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable and accrued expenses                                         $ 26,883,745      $ 25,327,779
       Current portion of long-term debt                                                    1,950            22,673
       Due to officer/stockholder                                                         390,000           420,000
       Due to affiliates                                                                  750,968           249,395
       Income taxes payable                                                               704,489            36,444
       Other current liabilities                                                          116,544           155,149
Total Current Liabilities                                                              28,847,696        26,211,440

Long-term debt, less current portion                                                          ---           126,739
Deferred tax liability                                                                        ---             6,000
Total Liabilities                                                                      28,847,696        26,344,179

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY :
       Preferred stock $.10 par value;
          10,000,000 shares authorized, none outstanding                                      ---               ---
       Common stock, $.001 par value;
          25,000,000 shares authorized,  5,312,496 and                                      5,313             6,913
          6,912,496 shares issued and outstanding
       Additional paid-in capital                                                       2,868,573        12,439,092
       Retained earnings                                                                  480,529         1,034,311
       Notes receivable - stockholders                                                 (1,356,100)         (319,975)
Total Stockholders' Equity                                                              1,998,315        13,160,341
                                                                                     $ 30,846,011      $ 39,504,520



                  See accompanying notes to consolidated financial statements


                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)

                                                                                               Three months ended
                                                                                                  September 30,
                                                                                          1998                     1999

REVENUES                                                                             $ 30,522,392              $ 39,527,050
Cost of claims                                                                         27,005,937                36,177,173

GROSS PROFIT                                                                            3,516,455                 3,349,877

Selling, general and administrative expenses *                                          2,246,410                 2,573,491

Operating income                                                                        1,270,045                   776,386

Other income (expense):
       Other income, net                                                                  164,785                   219,623
       Public Offering costs                                                             (227,396)                      ---
                                                                                          (62,611)                  219,623

Income before income taxes                                                              1,207,434                   996,009

Provision for income taxes                                                                502,000                   442,228

NET INCOME                                                                           $    705,434              $    553,781

Earnings per common shares:
       Basic                                                                                $0.14                     $0.09
       Diluted                                                                              $0.14                     $0.09

Weighted average number of common shares outstanding:
       Basic                                                                            4,971,578                 6,355,974
       Diluted                                                                          4,971,578                 6,355,974


* Includes amounts charged by affiliates aggregating:                                    $658,566                  $675,982


                                See accompanying notes to consolidated financial statements



                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                                 Three months ended
                                                                                                   September 30,
                                                                                           1998                    1999
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                        $705,434                $553,781
       Depreciation and amortization                                                      153,468                 253,915
       Bad debt recovery                                                                  (66,795)                    ---
       Bonus accrued to officers/stockholders                                             300,000                     ---
       Compensation expenses accrued to officer/stockholder                                90,000                  30,000
       Deferred income taxes                                                              (71,000)                459,000
       Interest accrued on stockholders' loans                                            (28,475)                    ---
       Changes in assets and liabilities:
           (Increase) decrease in:
              Accounts receivable                                                      (1,760,438)             (1,961,991)
              Other  assets                                                               (73,937)                 (7,778)
              Rebates receivable                                                          116,215                (422,241)
              Due to/from affiliates                                                     (352,501)                341,514
           Increase (decrease) in:
              Accounts payable and accrued expenses                                     1,351,178              (1,555,966)
              Income taxes payable                                                        573,000                (668,045)
              Other liabilities                                                           110,884                  38,606

Net cash provided by (used in) operating activities                                     1,047,033              (2,939,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                              (385,943)               (522,297)
       Loans to stockholders                                                              (90,100)                    ---
       Repayment of note by stockholder                                                        ---               1,036,125

Net cash provided by (used in) investing activities                                      (476,043)                513,828

CASH FLOWS FROM FINANCING ACTIVITIES:
           Sale of common stock                                                               ---              10,735,497
           Repayment of debt                                                               (3,406)                 (3,375)

Net cash provided by (used in) financing activities                                        (3,406)             10,732,122

Net increase  in cash and cash equivalents                                                567,584               8,306,745
Cash and cash equivalents, beginning of period                                          1,305,792               2,815,863
Cash and cash equivalents, end of period                                               $1,873,376             $11,122,608

Non cash investing activities:

During the three months ended September 30, 1999, the Company incurred capital lease obligations for equipment in the amount of $150,837.



                                See accompanying notes to consolidated financial statements


                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARY

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)


1.    BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc. and its wholly owned subsidiary National Medical Health Card IPA, Inc. (the "Company") and have been prepared as if the entities had operated as a single consolidated group since inception. All material intercompany balances and transactions have been eliminated in the consolidation.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the September 30, 1999 and 1998 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended June 30, 1999. The results of operations for the three month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year or for any future period.

2.     PUBLIC OFFERING

     The registration statement for the Company's Public Offering became effective on July 28, 1999 ("the Public Offering"). The Company consummated the Public Offering on August 2, 1999 and issued 1,600,000 shares of common stock at an offering price of $7.50 per share. The Company granted the underwriters of the Public Offering 200,000 warrants for nominal consideration. The warrants entitle the underwriters to purchase 200,000 shares of common stock from the Company at $9.00 per share. The warrants are exercisable for four years commencing on July 29, 2000. In addition, the underwriters were granted an overallotment option by the Company to buy 300,000 shares of common stock at
$7.50 per share exercisable by September 11, 1999. The underwriters did not exercise this option. Concurrent with the Public Offering, the Selling Stockholder sold 400,000 shares of common stock from its holding at $7.50 per share. The Company received proceeds of $12,883,100 representing payment for the sale of the 1,600,000 shares plus 73% of the proceeds from the sale of the 400,000 shares by the Selling Stockholder for repayment of $1,992,900 of indebtedness owed by the Selling Stockholder and certain affiliates to the Company. Such proceeds were net of underwriting discounts and commissions, a non-accountable expense allowance and a financial advisory fee paid to the underwriters plus certain fees and expenses paid by the Company.

3.    STOCK OPTIONS

On August 3, 1999, and after, the Company granted incentive options to employees under the 1999 Stock Option Plan (the "Plan") to purchase shares of common stock at $7.50 per share. These options vest and become exercisable within a three year period commencing upon the completion of one year of employment with the Company. These options terminate after five years. As of September 30, 1999, 131,100 options had been granted.

On August 3, 1999, the Company granted non-statutory options to three outside directors under the Plan to purchase an aggregate of 30,000 shares of common stock at $7.50 per share. These options vest and become exercisable within a three year period commencing August 3, 1999 and terminate on August 3, 2004.

4.    EMPLOYMENT AGREEMENT

The Company entered into an employment agreement with the majority stockholder effective July 1, 1999. Pursuant to this agreement, the majority stockholder has agreed to serve as Chairman of the Board of Directors at an annual salary of $200,000, subject to adjustment by the Board of Directors. The agreement commenced on July 1, 1999 and has a term of two years, unless terminated by the Company for cause, or in the event the stockholder becomes permanently disabled. The agreement provides for certain fringe benefits payable to or on behalf of the majority stockholder, such as the use of an automobile. In addition, the agreement provides for certain termination benefits payable to the majority stockholder, which depending upon the reason for termination, can equal up to two years salary.

5.    EARNINGS PER SHARE

Outstanding options and warrants issued by the Company for the three months ended September 30, 1999 are excluded from the calculation of diluted earnings per share as they are antidilutive. Options issued by the majority stockholder that were outstanding for the three months ended September 30, 1999 and 1998 are excluded from the computation of diluted earnings per share since, upon exercise, the underlying common stock would be issued by the majority stockholder in accordance with the option agreements.

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:
                                        June 30,              September 30,
                                          1999                   1999
     Claims payable                   $17,553,036            $16,813,432
     Rebates payable to sponsors        7,062,159              7,086,760
     Other payables                     2,268,550              1,427,587
                                      $26,883,745            $25,327,779

     During the quarter ended September 30, 1999 rebates payable were reduced by $736,000 when the Company reevaluated its liability to a plan sponsor. Cost of claims for the quarter were decreased by the same amount.

7.    RELATED PARTY TRANSACTIONS

     Certain  costs  paid  to  the  affiliates  were   capitalized  as  software
     development costs. For the quarter ended September 30, 1999 the amount charged by affiliates and capitalized was $145,719.

     The Company purchased furniture and fixtures from an affiliate during the quarter ended September 30, 1999 for approximately $45,000. The price included a 20% purchasing and handling fee.

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

     General and administrative expenses related to transactions with affiliates included in the statement of income are:
                                                          September 30,
                                                      1998                1999
     Software maintenance and related services  $   163,614         $   226,748
     Management and consulting fees                 350,787             308,810
     Administrative and bookkeeping services         91,883              47,424
     Rent and utilities                              52,282              93,000
                                                   $658,566            $675,982

8.    MAJOR CUSTOMERS AND PHARMACIES

     For the three months ended September 30, 1998 and 1999, approximately 67% and 54%, respectively, of the revenues were from three plan sponsors administering multiple plans. Amounts due from these three sponsors at September 30, 1998 and 1999 approximated $2,933,000 and $6,729,000, respectively. Revenues for the quarter ended September 30, 1998 included a one-time rate increase of $500,000 from a major plan sponsor.

     For the three months ended September 30, 1998 and 1999, approximately 28% and 41% of the cost of claims were from two pharmacy chains. Amounts payable to these two pharmacy chains at September 30, 1998 and 1999 were approximately $3,408,000 and $7,429,000, respectively.

9.    LITIGATION

     On February 9, 1999, the Company was informed by counsel that an action was brought against it by the West Contra Costa Unified School District and an individual plaintiff in the State of California. The case was subsequently removed to Federal court. The complaint alleges, among other things, that the parties entered into a contract in November 1996, for services to be provided by the Company and, subsequently, the Company unilaterally terminated the contract on December 16, 1996. The complaint further alleges that this termination was in violation of the terms of the contract and one or more statutory provisions; that the termination resulted in the school district incurring approximately $150,000 in additional costs due to its having to enter into a fee for service arrangement with the Company in order to continue providing prescription benefits to its plan members; and that, due to the wrongful termination of the contract, the school district was forced to secure a replacement for the benefits and the services that were to have been provided under the contract with the Company. In connection with this last circumstance, the complaint alleges that the school district incurred approximately $400,000 in additional expenses. The complaint also seeks treble damages. If treble damages were allowable in this case and a judgment were to be entered against the Company, the Company would be liable for damages in excess of $1,500,000. The Company denies the allegations and intends to vigorously defend this action. In the opinion of management, the outcome of this litigation will not have a material adverse effect on the Company's financial position or its results of operations.

10.   SUBSEQUENT EVENTS

     In October 1999 the Company entered into a new two year arrangement with one of its major sponsors. As consideration for this arrangement the Company settled certain fees due from this sponsor and reduced revenue by $821,000 during the quarter ended September 30, 1999.




             NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenues increased $9 million, or approximately 30%, from $30.5 million for the three months ended September 30, 1998 to $39.5 million for the three months ended September 30, 1999. The increase resulted primarily from $5.3 million in fees related to new sponsors. The remaining increase of approximately $4.5 million was due primarily to other existing sponsors as a result of higher charges relating to pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant. Revenues for the quarter ended September 30, 1998 included a one-time rate increase of $500,000 from a major client. The revenue for the three months ended September 30, 1999 was net of a $821,000 reduction in revenue when the Company settled certain fees due from a major sponsor as consideration for a new two year arrangement with this sponsor.

Cost of claims increased $9.2 million, or approximately 34%, from $27 million for the three months ended September 30, 1998 to $36.2 million for the three months ended September 30, 1999. As a percentage of revenues, cost of claims increased from 89% for the three months ended September 30, 1998 to 92% for the three months ended September 30, 1999. During the quarter ended September 30, 1999 rebates payable were reduced by $736,000 when the Company reevaluated its liability to a plan sponsor. Cost of claims for the quarter were decreased by the same amount. The increase in the cost of claims as a percentage of revenues, when removing the $500,000 rate increase noted above, was 2%. This 2% was caused by higher drug costs.

Gross profit decreased approximately $200,000, from $3.5 million for the three months ended September 30, 1998 to $3.3 million for the three months ended September 30, 1999, primarily as a result of the increase in revenues, offset by the increase in the cost of claims. The gross profit percentage for the quarter ending September 30, 1998 was affected by the one-time rate increase of $500,000 noted above. The gross profit percentage for the quarter ended September 30, 1999 was more indicative of the current trend, with the one-time items discussed above aggregating to only a reduction in gross profit of $85,000.

Selling, general and administrative expenses, which include amounts charged by affiliates, increased $400,000, or approximately 18%, from $2.2 million for the three months ended September 30, 1998 to $2.6 million for the three months ended September 30, 1999. The increase resulted primarily from increases in compensation, benefits, sales and marketing and other expenses related to the expansion of the Company's business.

General and administrative expenses charged by affiliates increased $17,000, or approximately 3%, from $659,000 for the three months ended September 30, 1998 to $676,000 for the three months ended September 30, 1999.

Other income increased $283,000, from a net expense of $63,000 for the three months ended September 30, 1998 to income of $220,000 for the three months ended September 30, 1999, due to $84,000 of interest income earned on proceeds from the Public Offering and a $227,000 decrease in Public Offering costs offset by a $28,000 decrease in shareholder and affiliate interest income.

The provision for income taxes decreased $60,000, from $502,000 for the three months ended September 30, 1998 to $442,000 for the three months ended September 30, 1999, as a result of decreased taxable income.

Liquidity and Capital Resources

The Company's primary cash requirements are for capital expenditures and operating expenses including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. As of September 30, 1999, the Company had working capital of $6.4 million. Net cash used by operating activities was $2.9 million for the three months ended September 30, 1999 resulting primarily from increases in accounts receivable due to the growth of the Company's business, and a decrease in accounts payable and accrued expenses due to the Company's improved working capital position. Net cash provided by investing activities was $514,000 for the three months ended September 30, 1999 resulting primarily from a repayment of a note by stockholder offset by capital expenditures associated with the expansion of the Company's systems. Net cash provided by financing activities was $10.7 million and resulted primarily from the Public Offering.

The registration statement for the Company's Public Offering became effective on July 28, 1999 ("the Public Offering"). The Company consummated the Public Offering on August 2, 1999 and issued 1,600,000 shares of common stock at an offering price of $7.50 per share. The Company granted the underwriters of the Public Offering 200,000 warrants for nominal consideration. The warrants entitle the underwriters to purchase 200,000 shares of common stock from the Company at $9.00 per share. The warrants are exercisable for four years commencing on July 29, 2000. In addition, the underwriters were granted an overallotment option by the Company to buy 300,000 shares of common stock at
$7.50 per share exercisable by September 11, 1999. The underwriters did not exercise this option. Concurrent with the Public Offering, the Selling Stockholder sold 400,000 shares of common stock from its holding at $7.50 per share. The Company received proceeds of $12,883,100 representing payment for the sale of the 1,600,000 shares plus 73% of the proceeds from the sale of the 400,000 shares by the Selling Stockholder for repayment of $1,992,900 of indebtedness owed by the Selling Stockholder and certain affiliates to the Company. Such proceeds were net of underwriting discounts and commissions, a non-accountable expense allowance and a financial advisory fee paid to the underwriters plus certain fees and expenses paid by the Company.

The Company believes that the net proceeds of its recent Public Offering and the repayment of certain affiliate and shareholder debt, together with anticipated cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. In the event that the Company's plans change or its assumptions prove to be inaccurate or the proceeds of the Public Offering otherwise prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than anticipated.

Other Matters

Inflation

Management does not believe that inflation has had a material adverse impact on the Company's net income.

Year 2000 Readiness

The Year 2000 problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures. The Company has implemented a Year 2000 compliance review designed to ensure that its computer systems, applications and embedded operating systems will function properly beyond 1999. This compliance review involves assessing the risks of the Year 2000 issue, and planning and instituting mitigation actions to minimize those risks. The Company's standard for compliance requires that for a computer system or business process to be Year 2000 compliant, it must be designed to operate without error in date and date-related data prior to, on and after January 1, 2000. The Company believes that all of its "mission critical" systems have been identified, and has completed compliance testing.

Information Technology Systems

The Company recently completed a comprehensive review of its information technology systems and is involved in a program to update its information systems and applications in preparation for the Year 2000. The Company will incur internal staff costs as well as outside consulting and other expenditures related to this initiative. Historical and anticipated expenditures related to remediation, testing, conversion, replacement and upgrading system applications in connection with the Year 2000 problem are expected to total approximately $100,000. Total expenses, including depreciation and amortization of new package systems, are not expected to have a material impact on 's financial condition during the conversion process. Year 2000 costs are expensed as incurred.

Non-IT Technology

An inventory and assessment of all non-IT systems (including items containing embedded chips, such as elevators, electronic door locks, telephones) has been completed. The great majority of these non-IT systems are not believed to be potential sources of significant disruption, although the contingency plans (described below) will address non-IT Year 2000 failure as well as IT systems failure. The Company's telephone system was determined to be the only non-IT system not Year 2000 compliant. A new system was purchased and installed and certified to be Year 2000 compliant by the vendor.

The Company's management intends to develop a "worst-case scenario" with respect to Year 2000 non-compliance and to develop contingency plans designed to minimize the effects of such scenario. The contingency plans will involve analysis of the use of alternative, non-IT methods of processing claims, including manual processing, in the event of IT system failure on the part of outside parties. The manual processing of claims would also be assisted, in a worst case scenario, by the use of paper claim forms rather than the computer formats currently being used. As to claims management, the worst case scenario would require that another switching company be used to process claims. This option has already been researched and contingency plans formulated. Switching companies electronically route pharmacy claims to the appropriate prescription benefit management company. The Company is currently testing its switching network. One major vendor of claims management services with which The Company does business, PHI, has certified that software licensed from it is Year 2000 compliant. All client formats have been reviewed and have been found to be either Year 2000 compliant or very nearly so. There has also been communication between vendors and The Company with respect to the exchange of billing tape formats, in an effort to be certain that The Company's formats are acceptable to the vendors, and vice versa.

The Company is attempting to contact vendors and others on whom it relies to assure that their systems will be converted in a timely fashion. However, there can be no assurance that the systems of other companies on which The Company's systems rely will also be converted in a timely fashion, so that any such failure to convert by another company would not have an adverse effect on The Company's information systems. Furthermore, no assurance can be given that any or all of The Company's information systems are or will be Year 2000 compliant, or that the ultimate costs required to address Year 2000 issues or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on The Company's business, operating results and financial condition.

There is still uncertainty about the broader scope of the Year 2000 issue as it may affect The Company and third parties that are critical to its operations. For example, lack of readiness by electrical and water utilities, financial institutions, governmental agencies or other providers of general infrastructure could pose significant impediments to The Company's ability to carry on its normal operations. In the event that The Company is unable to complete its remedial actions and is unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on its business, operating results and financial condition.

Forward-Looking Statements

This report contains or may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements. These forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements may include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; the Company's capital budget and future capital requirements, and the Company's meeting its future capital needs; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, and the factors set forth in the Company's Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

ITEM 3     -      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK

Not applicable.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARY

                         PART II - OTHER INFORMATION


Item 1  - Legal Proceedings

See Form 10-K for the period ended June 30, 1999.

Item 2  - Changes in Securities and Use of Proceeds

On August 3, 1999, and after, the Company granted incentive options to employees under the 1999 Stock Option Plan (the "Plan") to purchase shares of common stock at $7.50 per share. These options vest and become exercisable within a three year period commencing upon the completion of one year of employment with the Company. These options terminate after five years. As of September 30, 1999, 131,100 options had been granted.

On August 3, 1999, the Company granted non-statutory options to three outside directors under the Plan to purchase an aggregate of 30,000 shares of common stock at $7.50 per share. These options vest and become exercisable within a three year period commencing August 3, 1999 and terminate on August 3, 2004.

Item 3  - Defaults Upon Senior Securities

None.

Item 4  - Submission of Matters to a Vote of Security Holders

None.

Item 5  - Other Information

None.

Item 6  - Exhibits and Reports on Form 8-K

None.

Exhibit 27 - Financial Data Schedule (Electronic Filing Only)

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                         (Registrant)



Date:    November 15, 1999            By:      /s/ Bert E. Brodsky
                                                   Bert E. Brodsky
                                                   Chairman of the Board
                                                   and Chief Executive Officer

                                                     November 15, 1999



Securities and Exchange Commission 450 5th Street, N.W.
Washington, D.C.  20549

                                 Re: National Medical Health Card Systems, Inc.
                                     File No: 000-26749

Dear Sir or Madam:

Transmitted herewith through the EDGAR system is Form 10-Q for the quarter ending September 30, 1999 for National Medical Health Card Systems, Inc. If you have any questions or comments, please contact me at (516) 484-4400, extension 303.



                                                     Very truly yours,



                                                     Barbara E. Dale
                                                     Paralegal