Form 10-Q
period 1999-12-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2000-02-14
CIK 813562

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.AND SUBSIDIARY


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period  ended December 31, 1999

                                       OR

[  ] Transition report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from                        to

Commission file number         000-26749

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
             (Exact name of Registrant as Specified in Its Charter)

                  New York                            11-2581812
(State or Other Jurisdiction of         (IRS Employer Identification No.)
Incorporation or Organization)


 26 Harbor Park Drive, Port Washington, NY                 11050
  (Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code - (516) 626-0007

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

         The number of shares outstanding of each of the issuer's classes of common equity, as of February 10, 2000 was 6,912,496 shares.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES


                                      INDEX
                                                                        Page

PART I        -   FINANCIAL INFORMATION

Item 1        -   FINANCIAL STATEMENTS:                                   3

                  CONSOLIDATED BALANCE SHEETS as of June 30, 1999         3
                  and December 31, 1999 (unaudited)

                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)           4
                  for the three months and six months
                  ended December 31, 1998 and 1999

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)       5
                  for the six months ended December 31, 1998 and 1999

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              6

Item 2        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL      11
                  CONDITION AND RESULTS OF OPERATIONS

Item 3        -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT         15
                  MARKET RISK

PART II       -   OTHER INFORMATION

Item 1        -   LEGAL PROCEEDINGS                                      16

Item 2        -   CHANGES IN SECURITIES AND USE OF PROCEEDS              16

Item 3        -   DEFAULTS UPON SENIOR SECURITIES                        16

Item 4        -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    16

Item 5        -   OTHER INFORMATION                                      16

Item 6        -   EXHIBITS AND REPORTS ON FORM 8-K                       16

                           CONSOLIDATED BALANCE SHEETS



                                                                                        June 30,            December 31,
                                                                                          1999                 1999
                                                                                                            (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                                                     $  2,815,863      $ 10,823,938
       Accounts receivable,
                less allowance for possible losses of $846,344 and $76,721             13,233,760        14,066,648
       Rebates receivable                                                               5,303,786         5,746,873
       Deferred income tax                                                                530,000            75,000
       Other current assets                                                               283,694           661,518
Total Current Assets                                                                   22,167,103        31,373,977

       Property, equipment and software development costs, net                          2,754,522         3,543,753
Due from affiliates                                                                     4,579,280         3,854,440
       Other assets                                                                        15,728            15,728
       Deferred income tax                                                                166,000               ---
       Deferred offering costs                                                          1,163,378               ---
                                                                                     $ 30,846,011      $ 38,787,898

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
Accounts payable and accrued expenses                                                $ 26,883,745      $ 24,211,105
       Current portion of long-term debt                                                    1,950            38,940
       Due to officer/stockholder                                                         390,000           420,000
       Due to affiliates                                                                  750,968            90,285
       Income taxes payable                                                               704,489               ---
       Other current liabilities                                                          116,544           148,034
Total Current Liabilities                                                              28,847,696        24,908,364

Long-term debt, less current portion                                                          ---           108,040
Deferred tax liability                                                                        ---           120,000
Total Liabilities                                                                      28,847,696        25,136,404

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
       Preferred stock $.10 par value;
          10,000,000 shares authorized, none outstanding                                      ---               ---
       Common stock, $.001 par value;
          25,000,000 shares authorized,  5,312,496 and
          6,912,496 shares issued and outstanding                                           5,313             6,913
       Additional paid-in capital                                                       2,868,573        12,405,010
       Retained earnings                                                                  480,529         1,565,921
       Notes receivable - stockholders                                                 (1,356,100)         (326,350)
Total Stockholders' Equity                                                              1,998,315        13,651,494
                                                                                     $ 30,846,011      $ 38,787,898



           See accompanying notes to consolidated financial statements


                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                              Three months ended                    Six months ended
                                                                 December 31,                         December 31,
                                                             1998             1999                 1998             1999

REVENUES                                                  $32,760,690      $45,746,710          $63,283,082       $85,273,760
Cost of claims                                             29,857,711       42,564,492           56,863,649        78,741,665

GROSS PROFIT                                                2,902,979        3,182,218            6,419,433         6,532,095

Selling, general and administrative expenses *              2,730,080        2,558,916            4,976,489         5,132,406

Operating income                                              172,899          623,302            1,442,944         1,399,689

Other income (expense):
       Other income, net                                      187,018          269,081              351,804           488,704
       Public Offering costs                                  190,492              ---              (36,904)              ---

Income before income taxes                                    550,409          892,383            1,757,844         1,888,393

Provision for income taxes                                    124,000          360,772              626,000           803,000

NET INCOME                                                   $426,409         $531,611           $1,131,844        $1,085,393

Earnings per common shares:
       Basic                                                    $0.08            $0.08                $0.22             $0.16
       Diluted                                                  $0.08            $0.08                $0.22             $0.16


Weighted average number of common shares outstanding:
       Basic                                                5,227,267        6,912,496            5,099,423         6,634,235
       Diluted                                              5,227,267        6,912,496            5,099,423         6,634,235


* Includes amounts charged by affiliates aggregating:        $705,815         $622,262           $1,364,381        $1,298,244


           See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Six months ended
                                                                                                  December 31,
                                                                                          1998                    1999
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                      $1,131,844              $1,085,393
       Depreciation and amortization                                                      332,353                 535,422
       Bad debt expense                                                                   683,943                     ---
       Bonus accrued to officers/stockholders                                             170,850                     ---
       Compensation expenses accrued to officer/stockholder                               180,000                  30,000
       Deferred income taxes                                                               19,000                 741,000
       Interest accrued on stockholders' loans                                            (56,950)                 (6,375)
       Changes in assets and liabilities:
           (Increase) decrease in:
              Accounts receivable                                                      (2,673,917)               (832,888)
              Other current assets                                                        (65,515)               (377,824)
              Rebates receivable                                                         (256,950)               (443,087)
              Due to/from affiliates                                                     (309,136)                 64,157
           Increase (decrease) in:
              Accounts payable and accrued expenses                                       258,872              (2,672,640)
              Income taxes payable                                                        481,194                (704,489)
              Other liabilities                                                           114,477                  31,490

Net cash provided by (used in) operating activities                                        10,065              (2,549,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                              (882,585)             (1,173,816)
       Loans to stockholders                                                              (90,100)                    ---
           Repayment of note by stockholder                                                   ---               1,036,125

Net cash used in investing activities                                                    (972,685)               (137,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
           Sale of common stock                                                         2,000,000              10,701,415
           Repayment of debt                                                               (4,198)                 (5,808)

Net cash provided by financing activities                                               1,995,802              10,695,607

Net increase  in cash and cash equivalents                                              1,033,182               8,008,075
Cash and cash equivalents, beginning of period                                          1,305,792               2,815,863
Cash and cash equivalents, end of period                                               $2,338,974             $10,823,938

Non cash investing activities:

During the six months ended December 31, 1999, the Company incurred capital lease obligations for equipment in the amount of $150,837.



           See accompanying notes to consolidated financial statements


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc. and its wholly owned subsidiaries, National Medical Health Card IPA, Inc. and Specialty Pharmacy Care, Inc., (the "Company") and have been prepared as if the entities had operated as a single consolidated group since inception. All material intercompany balances and transactions have been eliminated in the consolidation.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the December 31, 1999 and 1998 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended June 30, 1999. The results of operations for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year or for any future period.

2.     PUBLIC OFFERING

The registration statement for the Company's Public Offering became effective on July 28, 1999 ("the Public Offering"). The Company consummated the Public Offering on August 2, 1999 and issued 1,600,000 shares of common stock at an offering price of $7.50 per share. The Company granted the underwriters of the Public Offering 200,000 warrants for nominal consideration. The warrants entitle the underwriters to purchase 200,000 shares of common stock from the Company at $9.00 per share. The warrants are exercisable for four years commencing on July 29, 2000. In addition, the underwriters were granted an overallotment option by the Company to buy 300,000 shares of common stock at $7.50 per share exercisable by September 11, 1999. The underwriters did not exercise this option. Concurrent with the Public Offering, the Selling Stockholder sold 400,000 shares of common stock from its holding at $7.50 per share. The Company received proceeds of $12,883,100 representing payment for the sale of the 1,600,000 shares plus 73% of the proceeds from the sale of the 400,000 shares by the Selling Stockholder for repayment of $1,992,900 of indebtedness owed by the Selling Stockholder and affiliates to the Company. Such proceeds were net of underwriting discounts and commissions, a non-accountable expense allowance and a financial advisory fee paid to the underwriters plus certain fees and expenses paid by the Company.


3.    STOCK OPTIONS

On August 3, 1999, and after, the Company granted incentive options to employees under the 1999 Stock Option Plan (the "Plan") to purchase shares of common stock at $7.50 per share. These options vest and become exercisable within a three year period commencing upon the completion of one year of employment with the Company. These options terminate after five years. As of December 31, 1999, 139,700 options had been granted.

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


5.    EARNINGS PER SHARE

     Outstanding options and warrants issued by the Company are excluded from the calculation of diluted earnings per share for the three months and six months ended December 31, 1999 as they are antidilutive. Options issued by the majority stockholder that were outstanding for the three and six months ended December 31, 1999 and 1998 are excluded from the computation of diluted earnings per share since, upon exercise, the underlying common stock would be issued by the majority stockholder in accordance with the option agreements.

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:
                                            June 30,       December 31,
                                              1999             1999

     Claims payable                       $17,553,036      $17,912,709
     Rebates payable to sponsors            7,062,159        5,308,786
     Other payables                         2,268,550          989,610
                                          $26,883,745      $24,211,105

     During September 1999 rebates payable were reduced by $736,000 when the Company reevaluated its liability to a plan sponsor. Cost of claims were decreased by the same amount.

7.   RELATED PARTY TRANSACTIONS

     Certain  costs  paid  to  the  affiliates  were   capitalized  as  software
     development costs. For the six months ended December 31, 1999 the amount charged by affiliates and capitalized was $281,890.

     The Company purchased furniture and fixtures from an affiliate during the six months ended December 31, 1999 for approximately $111,864. The price included a 20% purchasing and handling fee.

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

     General and administrative expenses related to transactions with affiliates included in the statement of income are:
                                                Three  months ended December 31,
                                                        1998              1999

     Software maintenance and related services    $    176,290       $   230,252
     Management and consulting fees                    446,484           215,834
     Administrative and bookkeeping services            28,052            83,176
     Rent and utilities                                 54,989            93,000
                                                  $    705,815       $   622,262

                                                Six  months  ended  December 31,
                                                        1998              1999

     Software maintenance and related services    $    339,904       $   457,000
     Management and consulting fees                    797,271           524,644
     Administrative and bookkeeping services           119,935           130,600
     Rent and utilities                                107,271           186,000
                                                   $ 1,364,381       $ 1,298,244

8.   MAJOR CUSTOMERS AND PHARMACIES

     For the three months ended December 31, 1998 and 1999, approximately 68% and 49%, respectively, of the revenues were from three plan sponsors administering multiple plans. For the six months ended December 31, 1998 and 1999, approximately 68% and 51%, respectively, of the revenues were from three plan sponsors administering multiple plans. Amounts due from these three customers at December 31, 1999 approximated $2,820,000.

     In October 1999 the Company entered into a new two year arrangement with one of its major sponsors. As consideration for this arrangement the Company settled certain fees due from this sponsor and reduced revenue by $821,000 during September 1999.

     For the three months ended December 31, 1998 and 1999, approximately 28% and 42% of the cost of claims were from two pharmacy chains. For the six months ended December 31, 1998 and 1999, approximately 28% and 42% of the cost of claims were from the same two pharmacy chains. Amounts payable to these two pharmacy chains at December 31, 1999 were approximately $7,855,000.


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

10.  SUBSEQUENT EVENTS

     As of January 1, 2000 the Company will no longer be providing the employees of Suffolk County, a major customer, with pharmacy benefits. Final contract settlement with the County is being negotiated.

     This customer accounted for 12.55% and 12.28% of total revenues for the three months ended December 31, 1998 and 1999, respectively, and 14.17% and 12.01% of total revenues for the six months ended December 31, 1998 and 1999, respectively.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

Revenues increased $12.9 million, or approximately 39%, from $32.8 million for the three months ended December 31, 1998 to $45.7 million for the three months ended December 31, 1999. The increase resulted primarily from $10.9 million in fees related to new sponsors. The remaining increase of approximately $2 million was due primarily to other existing sponsors as a result of higher charges relating to pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant.

Cost of claims increased $12.7 million, or approximately 42%, from $29.9 million for the three months ended December 31, 1998 to $42.6 million for the three months ended December 31, 1999. As a percentage of revenues, cost of claims increased from 91% for the three months ended December 31, 1998 to 93% for the three months ended December 31, 1999, as a result of higher drug costs.

Gross profit increased approximately $300,000, from $2.9 million for the three months ended December 31, 1998 to $3.2 million for the three months ended December 31, 1999, primarily as a result of the increase in revenues, offset by the increase in the cost of claims.

Selling, general and administrative expenses, which include amounts charged by affiliates, decreased $100,000, or approximately 4%, from $2.7 million for the three months ended December 31, 1998 to $2.6 million for the three months ended December 31, 1999. The decrease resulted primarily from a decrease of $684,000 of bad debt expense, offset by increases in compensation, benefits, sales and marketing and other expenses related to the expansion of the Company's business.

General and administrative expenses charged by affiliates decreased $84,000, or approximately 12%, from $706,000 for the three months ended December 31, 1998 to $622,000 for the three months ended December 31, 1999.

Other income decreased $109,000, from $378,000 for the three months ended December 31, 1998 to of $269,000 for the three months ended December 31, 1999, due to a $190,000 decrease in the overaccrual of Public Offering costs, a $42,000 decrease in shareholder and affiliate interest income, offset by a $123,000 increase in interest income earned on short-term investments.

The provision for income taxes increased $237,000, from $124,000 for the three months ended December 31, 1998 to $361,000 for the three months ended December 31, 1999, as a result of increased taxable income.

Six Months Ended December 31, 1999 Compared to Six Months Ended
December 31, 1998

     Revenues increased $22 million, or approximately 35%, from $63.3 million for the six months ended December 31, 1998 to $85.3 million for the six months ended December 31, 1999. The increase resulted primarily from $18.7 million in fees related to new sponsors. The remaining increase of approximately $4.1 million was due primarily to other existing sponsors as a result of higher charges relating to pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant. Revenues for the six months ended December 31, 1998 included a one-time rate increase of $500,000 from a major client. The revenue for the six months ended December 31, 1999 was net of an $821,000 reduction in revenue when the Company settled certain fees due from a major sponsor as consideration for a new two year arrangement with this sponsor.

Cost of claims increased $21.8 million, or approximately 38%, from $56.9 million for the six months ended December 31, 1998 to $78.7 million for the six months ended December 31, 1999. As a percentage of revenues, cost of claims increased from 90% for the six months ended December 31, 1998 to 92% for the six months ended December 31, 1999, as a result of higher drug costs. During the six months ended December 31, 1999 rebates payable were reduced by $736,000 when the Company reevaluated its liability to a plan sponsor. Cost of claims for the six months were decreased by the same amount.

Gross profit increased approximately $100,000, from $6.4 million for the six months ended December 31, 1998 to $6.5 million for the six months ended December 31, 1999, primarily as a result of the increase in revenues, offset by the increase in the cost of claims.

Selling, general and administrative expenses, which include amounts charged by affiliates, increased $100,000, or approximately 2%, from $5 million for the six months ended December 31, 1998 to $5.1 million for the six months ended December 31, 1999. The increase resulted primarily from increases in compensation, benefits, sales and marketing and other expenses related to the expansion of the Company's business, offset by a $684,000 decrease in bad debt expense.

General and administrative expenses charged by affiliates decreased $100,000, or approximately 7%, from $1.4 million for the six months ended December 31, 1998 to $1.3 million for the six months ended December 31, 1999.

Other income increased $174,000, from $315,000 for the six months ended December 31, 1998 to $489,000 for the six months ended December 31, 1999, due to a $207,000 increase in interest income earned on short-term investments and a $37,000 decrease in Public Offering costs offset by a $70,000 decrease in shareholder and affiliate interest income.

The provision for income taxes increased $177,000, from $626,000 for the six months ended December 31, 1998 to $803,000 for the six months ended December 31, 1999, as a result of increased taxable income.

Liquidity and Capital Resources

The Company's primary cash requirements are for capital expenditures and operating expenses including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. As of December 31, 1999, the Company had working capital of $6.5 million. Net cash used in operating activities was $2.5 million for the six months ended December 31, 1999 resulting primarily from increases in accounts receivable due to the growth of the Company's business, and a decrease in accounts payable and accrued expenses due to the Company's improved working capital position. Net cash used by investing activities was $138,000 for the six months ended December 31, 1999 resulting primarily from a repayment of a note by stockholder offset by capital expenditures associated with the expansion of the Company's computer systems. Net cash provided by financing activities was $10.7 million and resulted primarily from the Public Offering.

The registration statement for the Company's Public Offering became effective on July 28, 1999 ("the Public Offering"). The Company consummated the Public Offering on August 2, 1999 and issued 1,600,000 shares of common stock at an offering price of $7.50 per share. The Company granted the underwriters of the Public Offering 200,000 warrants for nominal consideration. The warrants entitle the underwriters to purchase 200,000 shares of common stock from the Company at $9.00 per share. The warrants are exercisable for four years commencing on July 29, 2000. In addition, the underwriters were granted an overallotment option by the Company to buy 300,000 shares of common stock at $7.50 per share exercisable by September 11, 1999. The underwriters did not exercise this option. Concurrent with the Public Offering, the Selling Stockholder sold 400,000 shares of common stock from its holding at $7.50 per share. The Company received proceeds of $12,883,100 representing payment for the sale of the 1,600,000 shares plus 73% of the proceeds from the sale of the 400,000 shares by the Selling Stockholder for repayment of $1,992,900 of indebtedness owed by the Selling Stockholder and affiliates to the Company. Such proceeds were net of underwriting discounts and commissions, a non-accountable expense allowance and a financial advisory fee paid to the underwriters plus certain fees and expenses paid by the Company.

The Company anticipates that the net proceeds of the Public Offering and the repayment of certain affiliate and shareholder debt, together with anticipated cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. Alternatively, revolving credit lines and debt financing are being evaluated as backups to anticipated cash needs. In the event that the Company's plans change or its assumptions prove to be inaccurate or the proceeds of the Public Offering otherwise prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than anticipated.

Other Matters

Inflation

Management does not believe that inflation has had a material adverse impact on the Company's net income.

Year 2000

By December 1999, the Company had carefully reviewed and upgraded all of its management and information systems, using internal staff and outside firms specializing in computer systems, networking, telecommunications, accounting software and associated products, in an effort to minimize any impact of the year 2000. While the Company's project to assess and correct Y2K related issues regarding the year 2000 has been completed, and the Company has not experienced any Y2K related events, interactions with other companies' systems make it difficult to conclude there will not be future effects. The Company is monitoring the situation carefully and at this time, management believes that the impact of the year 2000 will have no material effect on its operations or financial results.

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
                  ABOUT MARKET RISK

Not applicable.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 1  - LEGAL PROCEEDINGS

See Form 10-K for the period ended June 30, 1999.

Item 2  - CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 3, 1999, and after, the Company granted incentive options to employees under the 1999 Stock Option Plan (the "Plan") to purchase shares of common stock at $7.50 per share. These options vest and become exercisable within a three year period commencing upon the completion of one year of employment with the Company. These options terminate after five years. As of December 31, 1999 139,700 options had been granted.

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



                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                  (Registrant)



Date:    February 14, 2000                  By: /s/ Bert E. Brodsky
                                                Bert E. Brodsky
                                                Chairman of the Board
                                                and Chief Executive Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                  (Registrant)



Date:    February 14, 2000                  By:
                                                Bert E. Brodsky
                                                Chairman of the Board
                                                and Chief Executive Officer

                                                           February 14, 2000



Securities and Exchange Commission 450 5th Street, N.W.
Washington, D.C.  20549

                                Re: National Medical Health Card Systems, Inc.
                                    File No: 000-26749

Dear Sir or Madam:

Transmitted herewith through the EDGAR system is Form 10-Q for the quarter ending December 31, 1999 for National Medical Health Card Systems, Inc. If you have any questions or comments, please contact me at (516) 484-4400, extension 215.



                                                           Very truly yours,




                                                           Linda Scarpantonio
                                                           Legal Coordinator