Form 10-Q
period 2000-03-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2000-05-16
CIK 813562

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.AND SUBSIDIARIES

            U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

FORM 10-Q (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2000 was 6,741,496 shares.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                                    INDEX

                                                                 Page

PART I   -  FINANCIAL INFORMATION

Item 1   -  FINANCIAL STATEMENTS:                                  3

            CONSOLIDATED BALANCE SHEETS as of June 30, 1999        3
            and March 31, 2000 (unaudited)

            CONSOLIDATED STATEMENTS OF INCOME (unaudited)          4
            for the three months and nine months
            ended March 31, 1999 and 2000

            CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)      5
            for the nine months ended March 31, 1999 and 2000

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             6

Item 2   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL     12
            CONDITION AND RESULTS OF OPERATIONS

Item 3   -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT        18
            MARKET RISK

PART II  -  OTHER INFORMATION                                     19

Item 1   -  LEGAL PROCEEDINGS                                     19

Item 2   -  CHANGES IN SECURITIES AND USE OF PROCEEDS             19

Item 3   -  DEFAULTS UPON SENIOR SECURITIES                       19

Item 4   -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   19

Item 5   -  OTHER INFORMATION                                     19

Item 6   -  EXHIBITS AND REPORTS ON FORM 8-K                      19

                               CONSOLIDATED BALANCE SHEETS

                                                                              June 30,               March 31,
                                                                                1999                   2000
                                                                                                    (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                                            $  2,815,863            $ 10,173,831
       Accounts receivable,
                less allowance for possible losses of $846,344 and $676,720   13,233,760              16,775,005
       Rebates receivable                                                      5,303,786               6,910,403
       Deferred income tax                                                       530,000                 325,000
       Other current assets                                                      283,694                 612,157
Total Current Assets                                                          22,167,103              34,796,396

       Property, equipment and software development costs, net                 2,754,522               6,025,816
       Due from affiliates                                                     4,579,280               3,871,269
       Other assets                                                               15,728                   4,320
       Deferred income tax                                                       166,000                     ---
       Deferred offering costs                                                 1,163,378                     ---
                                                                            $ 30,846,011            $ 44,697,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable and accrued expenses                                $ 26,883,745            $ 27,643,941
       Current portion of capital lease obligations                                1,950                 388,456
       Due to officer/stockholder                                                390,000                  30,000
       Due to affiliates                                                         750,968                  38,301
       Income taxes payable                                                      704,489                 352,144
       Other current liabilities                                                 116,544                 169,487
Total Current Liabilities                                                     28,847,696              28,622,329

Capital lease obligations, less current portion                                      ---               2,104,925
Deferred tax liability                                                               ---                 325,000
Total Liabilities                                                             28,847,696              31,052,254

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
       Preferred stock $.10 par value;
          10,000,000 shares authorized, none outstanding                             ---                     ---
       Common stock, $.001 par value;
          25,000,000 shares authorized,  5,312,496 and 6,912,496 shares issued,
          5,312,496 and 6,801,496 shares outstanding                               5,313                    6,913
       Additional paid-in capital                                              2,868,573               12,405,010
       Retained earnings                                                         480,529                2,094,707
       Treasury stock                                                                ---                 (528,358)
       Notes receivable - stockholders                                        (1,356,100)                (332,725)
Total Stockholders' Equity                                                     1,998,315               13,645,547
                                                                            $ 30,846,011             $ 44,697,801


            See accompanying notes to consolidated financial statements

                          CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

                                                                          Three months ended               Nine months ended
                                                                               March 31,                       March 31,

                                                                   1999             2000              1999               2000

REVENUES                                                      $ 33,471,531      $ 44,054,704     $ 96,754,613          $ 129,328,464
Cost of claims                                                  30,655,008        39,735,821       87,518,657            118,477,486

GROSS PROFIT                                                     2,816,523         4,318,883        9,235,956             10,850,978

Selling, general and administrative expenses *                   2,506,064         3,635,735        7,482,553              8,768,141

Operating income                                                   310,459           683,148        1,753,403              2,082,837

Other income (expense):
       Other income, net                                           167,934           235,637          519,738                724,341
       Public Offering costs                                       (46,000)              ---          (82,904)                   ---
                                                                   121,934           235,637          436,834                724,341

Income before income taxes                                         432,393           918,785        2,190,237              2,807,178

Provision for income taxes                                          105,000          390,000          731,000              1,193,000

NET INCOME                                                       $  327,393     $    528,785       $1,459,237             $1,614,178

Earnings per common shares:
       Basic                                                          $0.06            $0.08            $0.28                  $0.24
       Diluted                                                        $0.06            $0.08            $0.28                  $0.24


Weighted average number of common shares
  outstanding:
       Basic                                                       5,312,496       6,871,870        5,169,411              6,712,871
       Diluted                                                     5,312,496       6,871,870        5,169,411              6,712,871


* Includes amounts charged by affiliates aggregating:               $997,532        $840,728       $2,361,913             $2,138,972


                See accompanying notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                                         Nine months ended
                                                                              March 31,
                                                                      1999                 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                 $1,459,237            $1,614,178
       Depreciation and amortization                                 545,087               851,561
       Bad debt expense                                               24,607               600,000
       Allowance for possible losses                                 550,000                   ---
       Compensation expenses accrued to officer/stockholder          270,000                30,000
       Deferred income taxes                                          52,000               696,000
       Interest accrued on stockholders' loans                       (85,425)              (12,750)
       Changes in assets and liabilities:
           (Increase) decrease in:
              Accounts receivable                                 (4,637,906)           (4,141,246)
              Other current assets                                  (107,361)             (328,463)
              Rebates receivable                                    (354,628)           (1,606,617)
              Due to/from affiliates                                (407,403)               (4,656)
              Other assets                                               ---                11,408
           Increase (decrease) in:
              Accounts payable and accrued expenses                2,209,932               760,196
              Due to officer/stockholder                                 ---              (390,000)
              Income taxes payable                                   547,202              (352,345)
              Other liabilities                                      144,131                52,943

Net cash provided by (used in) operating activities                  209,473            (2,219,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                       (1,549,638)           (1,586,124)
       Loans from stockholders                                        10,774                   ---
       Interest received on notes from stockholder                   170,850                   ---
       Repayment of note by stockholder                               40,000             1,036,125

Net cash used in investing activities                             (1,328,014)             (549,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Sale of common stock                                        2,000,000            10,701,415
       Repayment of debt and capital lease obligations                (5,051)              (45,299)
       Treasury stock                                                    ---              (528,358)
       Deferred  offering costs                                     (145,050)                  ---

Net cash provided by financing activities                          1,849,899            10,127,758

Net increase  in cash and cash equivalents                           731,358             7,357,968
Cash and cash equivalents, beginning of period                     1,305,792             2,815,863
Cash and cash equivalents, end of period                          $2,037,150           $10,173,831

Non cash investing activities:

During the nine months ended March 31, 2000, the Company incurred capital lease obligations for equipment in the amount of $2,537,730.

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

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the March 31, 2000 and 1999 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Companys management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended June 30, 1999. The results of operations for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year or for any future period.

2.   PUBLIC OFFERING

     The registration statement for the Company's Public Offering became effective on July 28, 1999 ("the Public Offering"). The Company consummated the Public Offering on August 2, 1999 and issued 1,600,000 shares of common stock at an offering price of $7.50 per share. The Company granted the underwriters of the Public Offering 200,000 warrants for nominal consideration. The warrants entitle the underwriters to purchase 200,000 shares of common stock from the Company at $9.00 per share. The warrants are exercisable for four years commencing on July 29, 2000. In addition, the underwriters were granted an overallotment option by the Company to buy 300,000 shares of common stock at $7.50 per share exercisable by September 11, 1999. The underwriters did not exercise this option. Concurrent with the Public Offering, the Selling Stockholder sold 400,000 shares of common stock from his holdings at $7.50 per share. The Company received proceeds of $12,883,100 representing payment for the sale of the 1,600,000 shares plus 73% of the proceeds from the sale of the 400,000 shares by the Selling Stockholder for repayment of $1,992,900 of indebtedness owed by the Selling Stockholder and affiliates to the Company. Such proceeds were net of underwriting discounts and commissions, a non-accountable expense allowance and a financial advisory fee paid to the underwriters plus certain fees and expenses paid by the Company.

3.    STOCK OPTIONS

     On August 3, 1999, and after, the Company granted incentive options to employees under the 1999 Stock Option Plan (the "Plan") to purchase shares of common stock at $7.50 per share. These options vest within a three year period commencing upon the completion of one year of employment with the Company. These options terminate after five years. As of March 31, 2000 140,800 options had been granted.

     On August 3, 1999, the Company granted non-statutory options to three outside directors under the Plan to purchase an aggregate of 30,000 shares of common stock at $7.50 per share. These options vest within a three year period commencing August 3, 1999 and terminate on August 3, 2004.

     On February 1, 2000, the Company granted incentive options to employees under the Plan to purchase shares of common stock at $5.87 per share. These options vest within a two and four year period commencing on the date of grant. These options terminate on December 7, 2003, July 1, 2005 and December 7, 2005. As of March 31, 2000, 345,179 options had been granted. Simultaneously with this grant was the surrender of 345,179 options that were granted by the principal stockholder. The terms of the new options are identical to those of the options surrendered.

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

     In January 2000 the Board of Directors agreed to pay a bonus of $60,000 to this officer/stockholder for the year ended June 30, 2000.

5.   EARNINGS PER SHARE

     Outstanding options and warrants issued by the Company are excluded from the calculation of diluted earnings per share for the three months and nine months ended March 31, 2000 as they are antidilutive. Options issued by the majority stockholder that were outstanding for the three and nine months ended March 31, 1999 are excluded from the computation of diluted earnings per share since, upon exercise, the underlying common stock would be issued by the majority stockholder in accordance with the option agreements.

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                           June 30,            March 31,
                                             1999                2000
     Claims payable                      $17,553,036         $20,282,256
     Rebates payable to sponsors           7,062,159           6,262,139
     Other payables                        2,268,550           1,099,546
                                         $26,883,745         $27,643,941

     During September 1999 rebates payable were reduced by $736,000 when the Company reevaluated its liability to a plan sponsor. Cost of claims were decreased by the same amount.

7.   RELATED PARTY TRANSACTIONS

     Certain  costs  paid  to  the  affiliates  were   capitalized  as  software
     development costs. For the nine months ended March 31, 2000 the amount charged by affiliates and capitalized was $388,757.

     The Company purchased furniture and fixtures from an affiliate during the nine months ended March 31, 2000 for approximately $143,729. The price included a 20% purchasing and handling fee.

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

     General and administrative expenses related to transactions with affiliates included in the statement of income are:

                                                         Three months ended March 31,
                                                       1999                        2000
     Software maintenance and related services   $    196,967                $   260,944
     Management and consulting fees                   651,870                    436,308
     Administrative and bookkeeping services           64,138                     59,957
     Rent and utilities                                84,557                     83,519
                                                 $    997,532                $   840,728

                                                          Nine months ended March 31,
                                                       1999                        2000
     Software maintenance and related services  $    536,871                $   717,944
     Management and consulting fees                1,449,141                    960,952
     Administrative and bookkeeping services         184,073                    190,557
     Rent and utilities                              191,828                    269,519
                                                $  2,361,913                $ 2,138,972

8.   MAJOR CUSTOMERS AND PHARMACIES

     For the three months ended March 31, 1999, approximately 61% of the revenues were from three plan sponsors administering multiple plans. For the three months ended March 31, 2000, approximately 38% of the revenues were from two plan sponsors administering multiple plans. For the nine months ended March 31, 1999 and 2000, approximately 66% and 47%, respectively, of the revenues were from three plan sponsors administering multiple plans. Amounts due from these three customers at March 31, 2000 approximated $3,845,000.

     In October 1999 the Company entered into a new two year arrangement with one of its major sponsors. As consideration for this arrangement the Company settled certain fees due from this sponsor and reduced revenue by $821,000 during September 1999.

     For the three months ended March 31, 1999 and 2000, approximately 25% and 43% of the cost of claims were from two pharmacy chains. For the nine months ended March 31, 1999 and 2000, approximately 28% and 42% of the cost of claims were from the same two pharmacy chains. Amounts payable to these two pharmacy chains at March 31, 2000 were approximately $8,247,000.

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

10.  CAPITAL LEASE OBLIGATIONS

     The Company leases equipment and software under capital leases. The assets acquired under capital leases have a cost of $2,537,730 and accumulated amortization of $52,690 as of March 31, 2000. Amortization of the leased assets is included in depreciation expense.

     The following is a schedule, by year, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at March 31, 2000.

     Payments for the year ending June 30,:
          2000                               $171,688
          2001                                686,754
          2002                                686,754
          2003                                632,104
          2004                                522,804
          2005                                338,851
     Total minimum lease payments           3,038,955
     Less: Amount representing interest       545,574
     Present value of net minimum lease
          payments                          2,493,381
     Less:  Current portion                   388,456
     Long-term lease obligations           $2,104,925


            NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICIAL
                         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 2000

Revenues increased $10.6 million, or approximately 32%, from $33.5 million for the three months ended March 31, 1999 to $44.1 million for the three months ended March 31, 2000. The increase resulted primarily from $11.8 million in fees related to new sponsors. The remaining balance representing a decrease of approximately $1.2 million was due primarily to the loss of certain sponsors,partially offset by other existing sponsors as a result of higher charges relating to pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant.

Cost of claims increased $9 million, or approximately 29%, from $30.7 million for the three months ended March 31, 1999 to $39.7 million for the three months ended March 31, 2000. As a percentage of revenues, cost of claims decreased from 92% for the three months ended March 31, 1999 to 90% for the three months ended March 31, 2000, as a result of more favorable arrangements with a sponsor.

Gross profit increased approximately $1.5 million from $2.8 million for the three months ended March 31, 1999 to $4.3 million for the three months ended March 31, 2000, primarily as a result of the increase in revenues, offset by the increase in the cost of claims.

Selling, general and administrative expenses, which include amounts charged by affiliates, increased $1.1 million or approximately 44%, from $2.5 million for the three months ended March 31, 1999 to $3.6 million for the three months ended March 31, 2000. The increase resulted primarily from a $600,000 bad debt expense, increases in compensation, benefits, sales and marketing and other expenses related to the expansion of the Company's business.

General and administrative expenses charged by affiliates decreased $157,000, or approximately 16%, from $998,000 for the three months ended March 31, 1999 to $841,000 for the three months ended March 31, 2000.

Other income increased $114,000, from $122,000 for the three months ended March 31, 1999 to $236,000 for the three months ended March 31, 2000, due to a $127,000 increase in interest income earned on short-term investments and a $46,000 decrease in Public Offering costs, offset by a $42,000 decrease in shareholder and affiliate interest income and a $17,000 increase in interest expense.

The provision for income taxes increased $285,000, from $105,000 for the three months ended March 31, 1999 to $390,000 for the three months ended March 31, 2000, as a result of increased taxable income.

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 2000

Revenues increased $32.5 million, or approximately 34%, from $96.8 million for the nine months ended March 31, 1999 to $129.3 million for the nine months ended March 31, 2000. The increase resulted primarily from $25.8 million in fees related to new sponsors. The remaining increase of approximately $6.7 million was due primarily to other existing sponsors as a result of higher charges relating to pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant. Revenues for the nine months ended March 31, 1999 included a one-time rate increase of $500,000 from a major client. The revenue for the nine months ended March 31, 2000 was net of an $821,000 reduction in revenue when the Company settled certain fees due from a major sponsor as consideration for a new two year arrangement with this sponsor.

Cost of claims increased $31 million, or approximately 35%, from $87.5 million for the nine months ended March 31, 1999 to $118.5 million for the nine months ended March 31, 2000. As a percentage of revenues, cost of claims increased from 90% for the nine months ended March 31, 1999 to 92% for the nine months ended March 31, 2000, as a result of higher drug costs. During the nine months ended March 31, 2000 rebates payable were reduced by $736,000 when the Company reevaluated its liability to a plan sponsor. Cost of claims for the nine months were decreased by the same amount.

Gross profit increased approximately $1.7 million, from $9.2 million for the nine months ended March 31, 1999 to $10.9 million for the nine months ended March 31, 2000, primarily as a result of the increase in revenues, offset by the increase in the cost of claims.

Selling, general and administrative expenses, which include amounts charged by affiliates, increased $1.3 million, or approximately 17%, from $7.5 million for the nine months ended March 31, 1999 to $8.8 million for the nine months ended March 31, 2000. The increase resulted primarily from increases in compensation, benefits, sales and marketing and other expenses related to the expansion of the Company's business.

General and administrative expenses charged by affiliates decreased $223,000, or approximately 9%, from $2,362,000 for the nine months ended March 31, 1999 to $2,139,000 for the nine months ended March 31, 2000, primarily as a result of lower compensation to the majority stockholder.

Other income increased $287,000, from $437,000 for the nine months ended March 31, 1999 to $724,000 for the nine months ended March 31, 2000, due to a $334,000 increase in interest income earned on short-term investments and an $83,000 decrease in Public Offering costs offset by a $112,000 decrease in shareholder and affiliate interest income and an $18,000 increase in interest expense.

The provision for income taxes increased $462,000, from $731,000 for the nine months ended March 31, 1999 to $1,193,000 for the nine months ended March 31, 2000, as a result of increased taxable income.

Liquidity and Capital Resources

The Company's primary cash requirements are for capital expenditures and operating expenses including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. As of March 31, 2000, the Company had working capital of $6.2 million. Net cash used in operating activities was $2.2 million for the nine months ended March 31, 2000 resulting primarily from increases in accounts receivable due to the growth of the Company's business. Net cash used in investing activities was $550,000 for the nine months ended March 31, 2000 resulting primarily from capital expenditures associated with the expansion of the Company's computer systems, offset by a repayment of a note by stockholder. Net cash provided by financing activities was $10.1 million and resulted primarily from the Public Offering.

The registration statement for the Company's Public Offering became effective on July 28, 1999 ("the Public Offering"). The Company consummated the Public Offering on August 2, 1999 and issued 1,600,000 shares of common stock at an offering price of $7.50 per share. The Company granted the underwriters of the Public Offering 200,000 warrants for nominal consideration. The warrants entitle the underwriters to purchase 200,000 shares of common stock from the Company at $9.00 per share. The warrants are exercisable for four years commencing on July 29, 2000. In addition, the underwriters were granted an overallotment option by the Company to buy 300,000 shares of common stock at $7.50 per share exercisable by September 11, 1999. The underwriters did not exercise this option. Concurrent with the Public Offering, the Selling Stockholder sold 400,000 shares of common stock from his holdings at $7.50 per share. The Company received proceeds of $12,883,100 representing payment for the sale of the 1,600,000 shares plus 73% of the proceeds from the sale of the 400,000 shares by the Selling Stockholder for repayment of $1,992,900 of indebtedness owed by the Selling Stockholder and affiliates to the Company. Such proceeds were net of underwriting discounts and commissions, a non-accountable expense allowance and a financial advisory fee paid to the underwriters plus certain fees and expenses paid by the Company.

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

          NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES



ITEM 3     -      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK

Not applicable.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                             PART II - OTHER INFORMATION


Item 1  - Legal Proceedings

See Form 10-Q for the period ended December 31, 1999.

Item 2  - Changes in Securities and Use of Proceeds

On August 3, 1999, and after, the Company granted incentive options to employees under the 1999 Stock Option Plan (the "Plan") to purchase shares of common stock at $7.50 per share. These options vest within a three year period commencing upon the completion of one year of employment with the Company. These options terminate after five years. As of March 31, 2000 140,800 options had been granted.

On August 3, 1999, the Company granted non-statutory options to three outside directors under the Plan to purchase an aggregate of 30,000 shares of common stock at $7.50 per share. These options vest within a three year period commencing August 3, 1999 and terminate on August 3, 2004.

On February 1, 2000, the Company granted incentive options to employees under the 1999 Stock Option Plan (the "Plan") to purchase shares of common stock at $5.87 per share. These options vest within a two and four year period commencing on the date of grant. These options terminate on December 7, 2003, July 1, 2005 and December 7, 2005. As of March 31, 2000, 345,179 options had been granted. Simultaneously with this grant was the surrender of 345,179 options that were granted by the principal stockholder. The terms of the new options are identical to those of the options surrendered.

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



                 NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                (Registrant)



Date:    May 15, 2000                   By:      /s/ Bert E. Brodsky
                                                     Bert E. Brodsky
                                                     Chairman of the Board
                                                     and Chief Executive Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                (Registrant)



Date:    May 15, 2000                   By:
                                                     Bert E. Brodsky
                                                     Chairman of the Board
                                                     and Chief Executive Officer

                                                    May 15, 2000



Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549

     Re: National Medical Health Card Systems, Inc.
         File No: 000-26749

Dear Sir or Madam:

Transmitted herewith through the EDGAR system is Form 10-Q for the quarter ending March 31, 2000 for National Medical Health Card Systems, Inc. If you have any questions or comments, please contact me at (516) 484-4400, extension 215.



                                                   Very truly yours,




                                                   Linda Scarpantonio
                                                   Legal Coordinator