Form 10KSB
period 2000-06-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2000-09-29
CIK 813562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                            TO

                        COMMISSION FILE NUMBER: 000-26749
                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK                                                11-2581812

(STATE     OR     OTHER     JURISDICTION     OF         (I.R.S. EMPLOYER
INCORPORATION     OR     ORGANIZATION)                   IDENTIFICATION NO.)

26 HARBOR PARK DRIVE, PORT WASHINGTON, NEW YORK                11050
-----------------------------------------------            --------------
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

                                (TITLE OF CLASS)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO ____

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH COMMON EQUITY, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING: $5,009,309 AS OF SEPTEMBER 22, 2000.

             (APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS)
     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

YES                     NO

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 7,121,496 SHARES OUTSTANDING AS OF SEPTEMBER 22, 2000.

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

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Health Card is an independent company, incorporated in New York in 1981, that provides comprehensive prescription benefit management services. Health Card's programs are designed to assist prescription benefit plan sponsors by:

     o monitoring the cost and quality of prescription drugs and related services

     o providing  sophisticated  consulting  services,  and

     o providing disease information services.

RECENT ACQUISITION

     On July 20, 2000 (the "Effective Date"), pusuant to the terms of an Agreement and Plan of Merger, dated as of June 27, 2000 (the "Agreement"), by and among Health Card, PAI Acquisition Corp., a wholly owned subsidiary of Health Card ("PAI"), Pharmacy Associates, Inc. ("Pharmacy Associates") and the shareholders of Pharmacy Associates (each a "Shareholder" and collectively the "Shareholders"), PAI, merged with and into Pharmacy Associates. Pharmacy Associates located in Little Rock, Arkansas is a regional prescription benefit management company operating in Arkansas, Louisiana and Mississippi.

         Pursuant to the Agreement, the Shareholders as of the Effective Date received an aggregate of $6,000,000 in cash and 400,000 shares of unregistered common stock of Health Card. In addition, if Pharmacy Associates' pre-tax income for the 12 months ending on June 30, 2001 or June 30, 2002 (each an "Earn-Out Period" and collectively, the "Earn Out Periods") is greater than $1,000,000, then promptly following the final determination of the pre-tax income calculation by Health Card for the applicable Earn-Out Period, Health Card shall pay a pro rata portion of the amount described below to the Shareholders:

                  (i) if Pharmacy Associates achieves a pre-tax income equal to or greater than $2,5000,000 in an Earn-Out Period, then the Contingent Payment for such Earn-Out Period shall be $1,000,000;

                  (ii) if Pharmacy Associates achieves a pre-tax income of greater than $1,000,000 but less than $2,500,000 in an Earn-Out Period, then the Contingent Payment for such Earn-Out Period shall be equal to (x) the amount of pre-tax income in excess of $1,000,000 achieved by Pharmacy Associates during such Earn-Out Period (such excess amount not to exceed $1,500,000) divided by $1,500,000, multiplied by (y) $1,000,000; and

                  (iii) if Pharmacy Associates does not achieve a pre-tax income of at least $1,000,000 in an Earn-Out Period, then the Shareholders will not be entitled to a Contingent Payment for such Earn-Out Period.

         Neither the amount of pre-tax income achieved in an Earn-Out Period nor the amount of a Contingent Payment paid in an Earn-Out Period shall affect the calculation of pre-tax income achieved or the Contingent Payment payable, if any, in the applicable Earn-Out Peirod. Seventy-five percent (75%) of the Contingent Payment, if any, payable to the Shareholders shall be payable in cash, with the remaining twenty-five percent (25%) payable in unregistered shares of common stock of Health Card based on the Health Card Average Price (hereinafter defined). The Health Card Average Price shall mean the average of the last reported per share trading price of Health Card common stock over the 30 business day period immediately preceding the date of determination; provided, that if such average is below $4.00, then the deemed Health Card Average Price shall be $4.00, and if such average is above $6.00, the deemed Health Card Average Price shall be $6.00.

         Additionally, if 35,000 additional covered lives from a specified account are added to `Pharmacy Associates' network under similar terms to such specified account's existing network contract, Health Card will pay the Shareholders a total of $16 per covered life; provided that such group must be contracted within 90 days from the Effective Date and installation of such group must occur within 180 days of the Effective Date.

         Additionally, 200,000 shares of Health Card common stock issued to the Shareholders as part of the merger will be held in escrow as security for the indemnification obligations of the Shareholders under the Agreement until July 20, 2002.

         Pursuant to the Agreement, all of the Shareholders agreed not to become involved, in any manner or capacity whatsoever, with any entity or individual that engages or proposes to engage in prescription benefit management, except Health Card or Pharmacy Associates, until June 27, 2003. Each of the
Shareholders further agreed not to (i) seek to transact any business with or alter the relationship in any way between any of Pharmacy Associates' customers or prospective customers and (ii) solicit for employment or in any way alter the relationship between Pharmacy Associates and any person who was or is an employee of Pharmacy Associates during the period of April 20, 2000 until July 20, 2003.

INDUSTRY BACKGROUND

         In response to escalating health care costs, cost containment efforts in the health care industry have led to rapid growth in managed care and other containment efforts. Despite these efforts, continued advances in medical technology, new drug development and increasing drug utilization have led to significant increases in health care costs. This has created a need for more efficient, cost-effective drug delivery mechanisms. Prescription benefit management companies evolved to address this need. These companies created an opportunity for plan sponsors to provide prescription drug benefits to their plan members in a cost-effective manner through:

                   o  mail pharmacy services       o   claims management
                   o  formulary management         o   drug review and analysis

while often improving patient compliance with recommended drug and treatment guidelines. An industry source estimates that 1999 U.S. purchases for prescription drugs increased 18% from 1998 to approximately $122 billion. The total number of prescriptions filled in 1999 reached approximately 3.0 billion representing a 9% increase over the prior year.

SERVICES

GENERAL

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

         Health Card's computerized on-line claims management system manages the cost of the plan at the point of service by confirming that:

     o the submitted claim is in conformity  with plan terms and  conditions,

     o the plan participant is eligible for benefits, and pays any applicable deductible and/or co-payment amounts, and

     o only the negotiated discounts on prescription items will be paid to participating pharmacies.

         The data collected during the claims management process provides a basis for reporting and analyses upon which recommendations are made to sponsors. These recommendations are intended to assist sponsors in lowering the costs of their plans while improving quality and service. See "Services -- Data Access, Reporting and Information Analysis."

         Health Card provides a wide variety of services including, but not limited to:

                   o       Claims Management
                   o       Pharmacy Network
                   o       Benefit Design Consultation
                   o       Preferred Drug Management
                   o       Drug Review & Analysis
                   o       Consulting Services and Disease Information Services
                   o       Date Access, Reporting & Information Analysis
                   o       Physician Profiling

CLAIMS MANAGEMENT

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

         Plan participants present their health card together with a physician's prescription to a participating pharmacy. The pharmacist, using standard industry software, enters each claim on the pharmacy's computer; the claim is electronically communicated to Health Card for on-line real time processing and resolution. In the ordinary case where the prescription is for a drug listed on the sponsor's formulary, the pharmacist is advised of the appropriate co-payment and deductible, if any, to be collected from the plan participant and of the payment the pharmacy will receive from Health Card. Health Card's computerized on-line claims management system sends appropriate messages regarding preferred drugs and contraindications, based upon plan participants' existing claims history with Health Card. The prescription is then dispensed by the pharmacist to the plan participant, who pays the appropriate co-payment and/or deductible amount and signs a signature log maintained by the participating pharmacy. Plan participants are provided with a list of pharmacies participating in Health Card's pharmacy network. Plan participants may alternatively choose to fill prescriptions at a non-participating pharmacy. Occasionally a plan participant's claim is rejected or a prior authorization is required based on plan parameters, in which case the participant may be referred to the plan's sponsor or to Health Card's customer service department.

           Pharmacy Associates currently processes claims differently than Health Card.Pharmacy Associates has contracted with an outside provider, ComCoTec, Inc. to process all its claims. Pharmacy Associates pays for these services on a per claim basis. The ComCoTec agreement has been terminated effective November 1, 2000 at which time Pharmacy Associates' sponsors' claims will be incorporated into Health Card's computerized on-line claims management system.

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

     REBATE ADMINISTRATION. Drug manufacturers may issue rebates in connection with the use of certain prescription drugs. Health Card submits claims for rebates for specified sponsors pursuant to an agreement with Express Scripts, Inc ("Express") dated April 1, 2000. Based on the agreement, the payment of rebates is contingent upon Health Card adopting Express' formulary for Health Card's specified sponsors. Health Card submits the claims for its specified sponsors to Express. Express submits Health Card's rebate claims, and may submit such claims along with rebate claims of others, to the appropriate drug manufacturer, pursuant to the agreements Express has negotiated with these drug manufacturers. Health Card's Agreement with Express provides that Express is obligated to pay Health Card within a specified period of time after each quarter a per claim fee, which can vary based on certain contractual criteria. For the claims made through December 31, 2000, Express is obligated to pay Health Card a specified amount per claim. Subsequent to December 31, 2000, a new baseline will be established based on Health Card's actual claims history.
Express retains a portion of the total rebates as an administrative fee. The agreement maybe terminated at any time upon mutual agreement of the parties, or upon ninety (90) days' notice by one party to another for any reason.

     Pursuant to a verbal agreement between Health Card and Specialty Pharmacy Care, Inc. ("Specialty"), a wholly owned subsidiary of Health Card's, Health Card submits claims for rebates to Specialty for certain of Health Card's specified sponsors. Specialty performs the services of a rebate administrator for which it is paid an administrative fee. Health Card has entered into approximately 30 separate agreements with drug manufacturers. While the terms of each agreement between Health Card and the drug manufacturers are unique, the basic concept is the same. Such agreements generally provide that Health Card must list the specified products of each of the drug manufacturers on Health Card's approved formularies with the specified sponsors. Health Card may not prefer, either directly or indirectly, any competing products over the specified drug manufacturer's products except for reasons of medical appropriateness. The contracts have specified terms, but either party can terminate them within a specified period of time depending upon the contract. The drug manufacturers are obligated to pay rebates within a specified period of time after Health Card submits its claims, based on agreed upon specified percentages which can vary based on certain contractual criteria The manufacturers establish a baseline rebate based on Health Card's initial claims and are obligated to pay incremental rebates based on increases beyond the baseline.

         Pursuant to an agreement between Pharmacy Associates and Wellpoint Pharmacy Management ("Wellpoint"), dated October 1, 1999, Wellpoint provides rebate administration services to Pharmacy Associates. The services, processes and terms are similar to those covered under Health Card's agreements with its rebate administrators as described above. The Agreement terminates as of September 30, 2002 unless terminated sooner. 90 days' written notice must be provided to terminate the contract. Wellpoint is obligated to pay Pharmacy Associates a specified amount per claim submitted depending upon the level of formulary management as described. Pursuant to the Agreement, Wellpoint has prepaid certain estimated rebates to Pharmacy Associates. Pharmacy Associates is obligated to repay this amount, plus interest at 8.5%, in four equal installments at the end of four successive quarters starting December 31, 2000, or earlier in the event the agreement is cancelled by Pharmacy Associates.

         Upon receipt of rebates from the drug manufacturers or the rebate administrators, Health Card shares certain amounts with its sponsors. All, part, or none of the rebates received by Health Card may be remitted to certain of Health Card's sponsors, depending upon the terms of Health Card's agreements, written or verbal, with each sponsor. See Item 7 hereof.

PHARMACY NETWORK

         Health Card maintains a pharmacy network that includes retail, mail and e-pharmacy options. Health Card's agreements with many pharmacies do not require it to make payments within a specified period. However, Health Card knows from experience that timely payment is a significant consideration of the pharmacies. Health Card endeavors to process claims promptly and obtain funds from sponsors prior to making payments to participating pharmacies; still there can be no assurance that sponsors will pay Health Card in a timely fashion. Health Card may be required to pay participating pharmacies whether or not it has been paid by its sponsors. The loss of a substantial portion of the pharmacies in the pharmacy network could have a material adverse effect on Health Card's business, operating results and financial condition. See Item 7 hereof.

         RETAIL PHARMACY NETWORK MANAGEMENT. Health Card maintains a comprehensive multi-state network of participating pharmacies. Both the retail and mail order components of the pharmacy network are managed by Health Card's computerized on-line claims management system. Certain of Health Card's sponsors require Health Card to maintain a pharmacy network with specified numbers of pharmacies in various locations to serve plan participants. Pharmacy Associates also maintains a network in certain states in the Southeast.

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

         Health Card presently has a non-exclusive relationship with Eckerd Health Services d/b/a/ Express Pharmacy Services ("Express Pharmacy") pursuant to which Express Pharmacy acts as a participating pharmacy and dispenses drugs to plan participants by mail. The agreement between Health Card and Express Pharmacy is for a one year automatically renewable term. The agreement was renewed as of June 30, 2000. Either party has the right to terminate the agreement as of June 30, 2001 and at the end of any successive term, in each case on 90 days' prior written notice. The agreement provides that Express Pharmacy will:

          o    provide the covered drugs by mail to plan participants
          o    collect the appropriate co-payment and
          o if required by the plan, collect any additional payment if a brand drug is dispensed when a generic drug is available

         Claims submitted by mail order pharmacies are managed using Health Card's computerized on-line claims management system and are subject to the same review and verification as those claims submitted by retail pharmacies.

         E-PHARMACY SERVICE MANAGEMENT. Health Card maintains an e-pharmacy website pursuant to which participants in Health Card's e-pharmacy program may purchase over-the-counter medications, vitamins, nutritional supplements and prescription drugs through the Internet.

         In support of this e-pharmacy initiative, Health Card entered into an agreement with The Arrow Corporation d/b/a familymeds.com ("familymeds"), a Connecticut corporation in December, 1999. Pursuant to the terms of the agreement, Health Card has established a website located at www.NMHCRx.com through which familymeds acts as Health Card's exclusive provider of Internet based sales and mail fulfillment of retail pharmacy prescription medicines, non-prescription medicines, over-the-counter and health and beauty products. Familymeds pays Health Card for Health Card's members registered on the site as well as for purchases of non-prescription products bought on the site. The agreement can be terminated with or without cause upon sixty (60) days prior written notice to the other party. The e-pharmacy provides for:

          o    Health and Wellness information

          o    "Ask The Pharmacist" feature

          o    Information on patient compliance and emerging drugs

          o Availability to purchase prescription drugs and over-the counter medications.

BENEFIT DESIGN CONSULTATION

         Health Card has a sales and marketing staff and pharmacists experienced in prescription drug benefit plan design. Health Card assists sponsors in defining their financial and employee-benefit objectives for their prescription drug benefit plans and in developing a program to meet such objectives. Using both sponsor-specific and general claims experience data, the sales and marketing staff makes recommendations of benefit features such as:

          o    levels of co-payments

          o    number of days supply of medication

          o    covered and excluded drugs

          o    maximum benefit cost

          o    generic   substitution   guidelineso
               maximum  plan  participant out-of-pocket cost

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

PREFERRED DRUG MANAGEMENT

         Through its preferred drug programs, Health Card encourages physicians and plan participants to use drugs that are preferred by plan sponsors. Health Card does this, typically, through contacts with physicians. In administering preferred drug programs, Health Card may recommend that a sponsor offer incentives so that the lower cost brand name drug listed on its formulary is prescribed rather than a more expensive therapeutically equivalent drug. With such a therapeutic interchange program, typically the savings are distributed, for the first year of the program, among the sponsor, the pharmacy, and Health Card; starting with the second year, all of the savings are received by the sponsor. This type of program is most frequently used in connection with long-term therapies. Through a generic substitution program, a plan participant pays a lower co-payment than he would otherwise, and thereby benefits directly from the savings. Health Card believes there are substantial savings to be realized by encouraging plan participants to use generic instead of brand name drugs, since the cost of a generic prescription drug can be as much as 91% (typically 30% to 55%) lower than the cost of the therapeutically equivalent brand name prescription drug. Plan participants are encouraged by Health Card to use generic drugs by a variety of methods, consistent with sponsor requirements and applicable regulations.

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

DRUG REVIEW AND ANALYSIS

         Health Card's drug review and analysis services include prospective reviews of potential claims and concurrent and retrospective reviews of submitted claims. These include a series of on-line reviews which permit a pharmacist filling a prescription to examine the plan participant's claims history for:

               o    drug interactions

               o    geriatric or pediatric precautions

               o    premature refills of prescriptions

               o    compliance with the prescriptions

               o    duration or duplication of therapy

               o    other contraindications

               o    pregnancy and breast feeding precautions

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

         Health Card has established a Pharmacy & Therapeutics Committee (the "P&T Committee") currently comprised of physicians and pharmacists. The P&T Committee's primary responsibility is to assist sponsors in designing a well managed, therapeutically appropriate, cost-effective preferred drug listing or "formulary." The goal of the P&T Committee is to enable sponsors to optimize plan participant care through drug policy development and education. The P&T Committee typically meets quarterly and performs the following functions:

               o provides information to sponsors to ensure that the covered drugs of each plan reflect the current standard of medical practice and pharmacology,

               o    evaluates drugs for inclusion in a plan as a preferred drug,

               o    analyzes  current   literature  for  safety,   efficacy  and
                    cost-effectiveness   of  covered  drugs,

               o    provides  recommendations  on drug therapy and utilization

               o    evaluates drug review and analysis programs and criteria

               o determines those drugs which require prior authorization from the sponsor, and

               o reviews the associates guidelines for those drugs' proper use.

     The P&T Committee currently consists of eight members: Martin Edelstein, M.D., Paul Cohen, M.D., Carole Moodhe, M.D., and David Grossman, M.D., each of whom is a practicing physician and medical school professor, Jack M. Rosenberg, a university professor of clinical pharmacy and pharmacology, Joseph B. Laudano, a manager of medical affairs of a major drug company, Howard G. Levine, a pharmacist who is the Chairman of the Board of an independent pharmacy group, and John Ciufo, who is Health Card's Vice President of Clinical Services and its liaison with the P&T Committee. Mr. Ciufo is the only member of the P&T Committee otherwise affiliated with Health Card. Vytra Health Plans, Health Card's largest customer, has the right to designate one member of the P&T Committee, but has not exercised its right. Each Committee member is requested to disclose his or her affiliation with any drug company. Mr. Laudano and Mr. Rosenberg have disclosed a current affiliation with drug companies.

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

DATA ACCESS, REPORTING AND INFORMATION ANALYSIS

         Health Card's computerized on-line claims management system enables Health Card to efficiently provide sponsors with:

               o    On-line  system access whereby the sponsor is able to update
                    and  maintain   certain  plan  areas  such  as   participant
                    eligibility

               o Periodic utilization and financial reports, which Health Card representatives utilize to assist sponsors regarding benefit design, cost containment initiatives, disease information initiatives and formularly managment

               o Plan performance indicators and ad hoc reporting through Health Card's proprietary decision support tool - HC Focus

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

SPONSORS

     Sponsors include managed care organizations, local governments, unions, corporations and third party health care plan administrators of prescription drug programs. Health Card's sponsors are typically asked to sign a standard form of managerial agreement that governs Health Card's relationship with that sponsor. Pursuant to this standard agreement, Health Card pays claims and furnishes other related services through a network of pharmacies. The sponsor provides the details of the plan to be managed, along with a list of all covered participants and eligibility updates. The sponsor is liable for all charges incurred by unauthorized people unless Health Card was notified in writing or electronically of ineligibility. If the participant receives prescription drugs from a non-member pharmacy, and the plan provides for reimbursement of some or all of the cost of prescription drugs purchased from a non-member pharmacy, a claim for direct reimbursement must be made. Health Card is obligated to ensure that an adequate number of member pharmacies are available, furnish a description of the plan to the pharmacies, require such pharmacies to comply with the member pharmacy agreement, process claims and determine whether claims qualify for payment. Health Card is also obligated to furnish the sponsor with a bi-weekly or semi-monthly account statement which sets forth a summary of claims costs in the preceding period, and a description of the drugs which are included and excluded from the plan.

         Pursuant to the standard agreement, the sponsor is obligated to pay Health Card the cost of claims to Health Card (less any cash advances paid) as the bi-weekly or semi-monthly statements are received by the sponsor. The account statement will also include an amount due to Health Card for the auditing, approval and payment of claims processed during the preceding period. The contracting party typically agrees to make all payments within a specified period, except that any additional charges, for which a separate fee is agreed to by the parties, will be remitted by the contracting party within 30 days after receipt of billing from Health Card. Health Card agrees to maintain, in electronic form, current and complete files of all claims received, and records to establish the cost of drugs to each sponsor. The sponsor can review these records. While most of Health Card's larger sponsors negotiate other agreements with Health Card, many sponsors sign the standard form or a modified version of the standard form. The specific terms of each managerial agreement, including any incentive arrangements, are negotiated by Health Card on a case by case basis. While Health Card may take into account factors such as the number of plan participants, margins and economies of scale, among others, in determining the terms of its arrangements with sponsors, Health Card generally does not use set guidelines when determining these terms. See Item 7 hereof.

SIGNIFICANT SPONSORS

         Health Card depends on a limited number of sponsors for a significant portion of its revenue. For the fiscal year ended June 30, 2000, Vytra Health Plans Long Island, Inc., Vytra Health Plans Managed Systems, Inc. and Vytra Health Services, Inc. (each individually, "Vytra" and collectively, "Vytra") and Operating Engineers Trust Funds were the only sponsors that accounted for 10% or more of Health Card's revenues. The loss of either one of these sponsors would have a material adverse effect on Health Card's business, operating results and financial condition. The business relationship with each of these sponsors is detailed in the immediately following sections.

VYTRA

         Vytra is a particularly significant sponsor, as the following table indicates:

                                       PERCENT OF
                                       HEALTH CARD'S           NUMBER OF
            YEAR ENDED JUNE 30,        REVENUES                PARTICIPANTS

                  1998                   44%                       166,840
                  1999                   37%                       150,061
                  2000                   27%                       133,218

         Health Card has been providing services to Vytra since 1990.

         Pursuant to a series of letters and conversations, Health Card provides services to Vytra under an arrangement that began under a written agreement that, as amended, expires in December 2001 (the "Current Arrangement").

         Under the Current Arrangement, Health Card provides Vytra prescription benefit management services and charges Vytra on a fee for service basis. Health Card charges Vytra a fee based on the number of claims processed and paid during each applicable billing period. Vytra is invoiced for the processed prescription claims of its members on a bi-weekly basis.

         Pursuant to the Current Arrangement, Health Card is Vytra's primary provider of prescription benefit management services. Vytra has the right to place a percentage of its claims with other prescription benefit management companies, individual physicians or groups of physicians associated with Vytra. If Vytra processes more than such percentage of its claims with other parties, Health Card can terminate the Current Arrangement or renegotiate the present amounts charged to Vytra.

         The Current Arrangement requires Health Card to arrange for and maintain an adequate and accessible pharmacy network for Vytra plan participants (i.e., a specified number of pharmacies). Health Card meets this standard if one or more participating pharmacies are located in each zip code in the Vytra service area, which, as of this date, includes Queens, Nassau and Suffolk County, in the State of New York, unless either (i) no pharmacy exists within a zip code, or (ii) a pharmacy will not participate and such non-participation is beyond the reasonable control of Health Card. In addition, Health Card must exercise its best efforts to maintain pharmacy network participation in accordance with certain historical levels. Health Card is not responsible if the number of pharmacies in the network declines because of pharmacy closings, consolidations or changes in the pharmacy payment schedule. Health Card has agreed with Vytra that it will not terminate a major chain of participating pharmacies during the term of the Current Arrangement without Vytra's consent. However, if Vytra does not consent and the inclusion of such chain results in higher actual costs to Health Card, then Vytra will be required to pay such increase on a quarterly basis. In addition, Vytra may require Health Card to add specific pharmacies to the pharmacy network. Similarly, if the inclusion of such pharmacies results in higher actual costs to Health Card, Vytra will be responsible for the increase.

         The Current Arrangement requires that Health Card maintain a Pharmacy & Therapeutics Committee. Vytra has the right to designate one representative to serve on the Pharmacy & Therapeutics Committee, but, as of the date of this 10-K, Vytra has not exercised this right. See "Services - Consulting Services and Disease Information Services - - Prescription Benefit Plan Consulting."

         The Current Arrangement also sets forth certain guarantees that Health Card must meet. These include:

               o processing certain percentages of claims within certain periods,

               o making all reasonable efforts to process all claims within a maximum period,

               o    answering all calls within a specified average time,

               o    ensuring   that  a   certain   percentage   of  mail   order
                    prescriptions, which do not require pharmacy or physician intervention, are dispensed within certain periods,

               o making all reasonable efforts to make sure all mail order prescriptions are dispensed within a maximum time period,

               o    reaching certain generic substitution rates, and

               o    maintaining a certain level of rebates per claim.

         The Current Arrangement further requires that Health Card establish an irrevocable standby letter of credit in favor of Vytra for $2,000,000 in order to ensure the fulfillment of certain of Health Card's obligations to Vytra. As of the date of this 10-K, Vytra has not drawn against this letter of credit.

         If Health Card were to lose Vytra as a sponsor, or lose a significant portion of Vytra's business, it would have a material adverse effect on Health Card's business, operating results and financial condition.

OPERATING ENGINEERS

         On December 1, 1997, Health Card began providing prescription benefit management services to Operating Engineers Trust Funds, IUOE Local 12
("Operating Engineers"), a construction workers' union in Southern California. As of June 30, 2000, Operating Engineers covered approximately 45,000 plan participants. As of the date of this Form 10-K, Health Card is providing services pursuant to an oral agreement. Pursuant to such oral agreement, Health Card is required to pay a certain percentage of rebates to Operating Engineers. For the fiscal year ended June 30, 2000, Operating Engineers accounted for approximately 12% of Health Card's revenues.

         In the event that either of these sponsors choose to discontinue using Health Card's services, or if the terms of Health Card's arrangements with these sponsors unfavorably change, Health Card's business, operating results and financial condition will be materially adversely affected. In the event of the loss of either of these significant sponsors, there can be no assurance that Health Card will be able to replace such sponsor. However, Health Card believes that its sponsor base is growing and diversifying and expects the percentage of total revenue contributed by its largest current customers to continue to decline in the future.

SALES AND MARKETING

     Health Card markets its services through a sales and marketing department led by the Executive Vice President of Sales and Marketing. Health Card's sales executives target sponsors throughout the United States. In addition, Health Card contracts with brokers and consultants who are retained to market Health Card's services to prospective sponsors for agreed upon fees based on the number of plan participants enrolled in a Health Card supported plan and/or the number of claims processed under such plan.

         Health Card attends numerous trade shows and utilizes advertising, public relations and marketing literature for sales support. Additionally, Health Card employs the services of a public relations and media firm for exposure and publication in newspapers, periodicals and journals which are targeted to employee benefit and managed care specialists as well as exposure to national media.

     Furthermore, Health Card is continuing to expand its World Wide website (www.nmhc.com). Currently, the web site describes Health Card's products and services and lists frequently asked questions, among other things. The web site offers a page dedicated to on-line services which allows plan participants to fill out customer service surveys and direct payment claims forms, and to access the pharmacy network listings. Health Card also maintains its e-pharmacy web site (www.NMHCRx.com). Security firewalls have been developed and implemented to protect patient confidentiality.

COMPETITION

         Health Card competes with numerous companies which provide the same or similar services. Many of Health Card's competitors have been in existence for longer periods of time and are far better established than Health Card. Many of them also have:

               o    broader public recognition

               o financial and marketing resources substantially greater than Health Card

               o    more experienced management

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

EMPLOYEES

         As of September 22, 2000, Health Card and its subsidiaries had 146 employees: 32 of these employees are located in Little Rock, Arkansas, the headquarters of Pharmacy Associates. Health Card's employees are not subject to collective bargaining agreements and Health Card considers its relations with its staff to be satisfactory. See Item 13 hereof.

INFORMATION SYSTEMS

         Health Card's information systems integrate all of the:

                  o        data input,
                  o        reporting,
                  o        analysis, and
                  o        access functions

provided by Health Card, and Health Card believes that its information systems provide it with a competitive advantage. See Item 7 hereof.

     Health Card's computerized on-line claims management system depends in large part on software licensed from Prospective Health Incorporated ("PHI"). By a license agreement dated February 18, 1998, Health Card was granted a non-exclusive and nontransferable perpetual license to use PHI's claims adjudication software system. The agreement required Health Card to pay an initial license fee. In addition, if certain milestones are met, based on the number of processed claims, as defined, the initial license fee increases incrementally as specified over the term of the license. To date, one milestone has been met and paid for. The agreement also provides for the annual payment of a fee for maintenance and updating services equal to 18% of the initial license fee, as defined. See Liquidity and Capital Resources - Item 7 hereof.

         Sandata, Inc. ("Sandata") of which Bert E. Brodsky, Chairman of the Board and Chief Executive Officer of Health Card, is the Chairman of the Board, President and Treasurer and a principal stockholder. Sandata provides, through its subsidiaries, consulting and other information systems services related to Health Card's information systems on such terms and conditions as may be agreed upon between the parties from time to time. A significant portion of Health Card's information systems has historically been developed, enhanced, modified and maintained by Sandsport Data Services, Inc., a wholly-owned subsidiary of Sandata. Furthermore, Health Card currently leases computer hardware for its data processing center at a monthly cost of approximately $44,170 from Sandsport pursuant to an oral agreement. See Item 13 hereof.

GOVERNMENT REGULATION

     The activities of prescription benefit management companies such as Health Card are subject to regulation at the federal, state and local levels. While Health Card may not have complied in the past, it has recently reviewed its operations for areas of non-compliance and believes that it substantially complies with the laws and regulations material to the operation of its business or is taking steps to identify and comply with such laws and regulations. The laws that may affect Health Card's operations and relationships include, but are not limited to, the federal Anti-Kickback, FDA, anti-trust and ERISA laws, the Health Insurance Portability and Accountability Act and the laws of various states relating to health, utilization review, and the licensing and regulation of professionals, including physicians, nurses, pharmacists and pharmacies. Health Card is also subject to laws and regulations relating to business corporations in general.

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

         The interpretation and applicability of some of the laws and regulations applicable to Health Card's business are unclear. Health Card's business activities and relationships with sponsors, pharmacies, rebate administrators, plan participants, and brokers have not been the subject of regulatory investigation or review on either the state or the federal level. Health Card has not obtained or applied for any opinion of any regulatory or judicial authority that its business operations and relationships with sponsors, pharmacies, rebate administrators, plan participants or brokers are in compliance with applicable laws and regulations. There can be no assurance that Health Card has interpreted the applicable laws and regulations in the same way as regulatory or judicial authorities, or that the laws and regulations and/or the interpretation thereof will not change.

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

         Safe harbor regulations have been adopted under the Anti-Kickback Statute which immunize certain remuneration arrangements which might otherwise violate the statute, such as properly reported discounts (including certain rebates) received from vendors and properly disclosed payments made by vendors to group purchasing organizations. While it is unclear whether Health Card's conduct, operations, and relationships would fall within a safe harbor under the Statute or regulations promulgated thereunder, failure to fall within a safe harbor does not mean that Health Card's practices would violate the law, although it may result in heightened scrutiny or challenge.

         Health Card believes that it is not in violation of the Anti-Kickback Statute because (i) it does not receive any remuneration directly from Medicare, Medicaid or any other government sponsored health care program, and (ii) it does not believe the payments to it from any of its sponsors, other than Vytra, are derived from funds from Medicare, Medicaid or other federal government sponsored health care programs. With respect to other sponsors, although Health Card does not have any knowledge to the contrary, it cannot be sure that no portion of a sponsor's payment is derived from a government health care program source. However, even if Health Card were found to receive indirectly a benefit from such a government sponsored health care program in the form of a rebate from a rebate administrator or from a drug manufacturer, Health Card believes that its conduct would not violate the Anti-Kickback Statute because it receives and shares rebates with its sponsors and participates in the therapeutic interchange program, only to share cost savings and reduce the cost of prescription benefit services and not to induce referrals. Health Card cannot be sure, however, that a government regulatory agency or judicial tribunal would not view the receipt and sharing of rebates as a violation of the federal Anti-Kickback Statute.

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

         As a precautionary measure, in order to preclude any possible finding that it is engaged in the unauthorized practice of pharmacy, Health Card became a licensed pharmacy in New York in March 1999. Health Card cannot be sure that the New York Department of Education will not claim that Health Card was engaged in the practice of pharmacy without a license prior to that date. Health Card has not determined, and does not believe that it could determine with any degree of accuracy, the nature or extent of any sanctions that might be imposed on it as a result of such claim.

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

     Health Card receives rebates direct from drug manufacturers as well as from one or more third party rebate administrators through contracts between them and pharmaceutical companies. While Health Card shares the proceeds of those rebates with some of its sponsors, it does not share any rebates with pharmacies.

         In connection with its formulary management program, Health Card's P&T Committee, or its formulary administrators, considers the net cost of various drugs as one factor in determining which drugs should be included in the Health Card formulary. While the determination to include or exclude drugs from the formulary is primarily based on the quality and efficacy of the drugs, their net cost after any available rebate is also considered. If Health Card chooses to include certain drugs in its formulary, or adapt the formulary of its formulary administrator, for which it receives rebates, it may be required under the terms of its agreements with rebate administrators or drug manufacturers to exclude certain other drugs from its formulary in order to receive those rebates.

         Under its therapeutic interchange program, Health Card shares savings realized as a result of participating pharmacies' dispensing lower cost drugs instead of more expensive prescribed drugs. Health Card also has agreements to pay brokers to market its plan administration services to other potential sponsors.

         Although it is licensed as a pharmacy, Health Card does not believe that its activities as a prescription benefit manager constitute the rendering of pharmacy services that would subject it to the professional misconduct regulations for its prescription benefit management activities. Even if it were determined that Health Card's activities constitute the practice of pharmacy, Health Card does not believe that any of its activities are of the type prohibited by the laws governing the pharmacies or the rules of professional misconduct applicable to pharmacies. Health Card cannot be sure, however, that the New York Department of Education would not come to a different conclusion and commence a regulatory investigation or seek to impose sanctions on it for such conduct.

         Health Card maintains an e-pharmacy pursuant to which plan participants may purchase prescription drugs and other items through the Internet. Health Card has entered into an agreement with a Connecticut based corporation to be the exclusive provider of such Internet prescription drugs and other items. New York State does not presently regulate out-of-state pharmacies. There is no assurance that the New York State regulatory authorities will not determine that Health Card, through its Internet website, is engaged in the practice of pharmacy services within New York State, thereby subjecting Health Card to New York State pharmacy regulations, including regulations governing electronic transmission of prescriptions, or that regulatory authorities in the future will not assert their jurisdiction and regulate out-of-state e-pharmacies that deliver products into New York State. Such regulation could adversely affect Health Card's ability to provide e-pharmacy services.

         In May 2000 the Secretary of HHS presented a proposal concerning internet drug sales to a congressional representative. The proposal would require online pharmacies to (i) be licensed in each state in which they operate or to which they deliver prescription drugs, (ii) comply with all applicable state and federal laws governing the practice of pharmacy and (iii) provide notice and certain information to the Secretary before launching a website. This proposal has not yet proceeded in Congress for lack of a House sponsor. It is uncertain whether this or a similar proposal will be considered by Congress in the future and if enacted what effect such legislation would have on Health Card's activities.

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

     Confidentiality provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") required the Secretary of Health and Human Services to issue standards concerning health information privacy if Congress did not enact health information privacy legislation by August 1999. As Congress did not enact such legislation, the Secretary issued a proposed rule in November 1999 and the public comment period for this proposed rule expired on February 17, 2000. It is not known when the final rule governing the privacy of health information will be issued by HHS. The proposed rule imposes extensive restrictions on the use and disclosure of personally identifiable health information. It is anticipated that the health information privacy standards would become effective two years after the final rule is issued. The final rule is expected to preempt state laws which are less restrictive than HIPAA regarding health information privacy, but not more restrictive state laws. Health Card cannot predict accurately what effect the final regulations may have on its operations, and there can be no assurance that the restrictions and duties imposed by the regulations will not have a material adverse effect on Health Card's business, results of operations or financial conditions.

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

FDA REGULATION

         The United States Food and Drug Administration has asserted general authority to regulate promotional activities of, and materials disseminated by, prescription benefit management companies that are owned or influenced by or subject to contractual relationships with drug companies. In January 1998, the FDA published a draft guidance concerning certain promotional practices performed by such prescription benefit management companies. Among the practices discussed in the FDA's commentary to the draft guidance were the use of product-specific financial incentives to influence drug selection and prescribing decisions, disease information programs, and the use of specified or preferred drug formularies. Although the FDA's draft guidance has effectively been withdrawn, there can be no assurance that the FDA will not again attempt to assert jurisdiction over certain aspects of Health Card's business in the future, and in such event, the impact could materially adversely affect Health Card's operations.

         Since Health Card is neither owned, nor directly controlled or influenced by a drug company, it believes that the existing regulations do not apply to it. However, due to its contractual relationship with rebate administrators and various drug companies, there can be no assurance that some of Health Card's activities may not be subject to FDA review and regulation. In such event, some of Health Card's activities and its rebate program may require modification or elimination.

MEDICARE PRESCRIPTION DRUG BENEFIT

         Medicare reimbursement and coverage of prescription drugs could change significantly in the near future. Medicare presently covers only a limited number of outpatient prescription drugs, but legislative initiatives are being considered to expand Medicare coverage of drugs, in some instances as part of a broad reform of the Medicare program. Some proposals have included provisions for incorporating the services of prescription benefit managers into the program to control costs. Health Card cannot assess at this stage whether such legislation will be approved or how it would address drug coverage or costs or impact Health Card's business. Enactment of legislation to expand Medicare drug coverage could create broader markets for prescription benefit managers. Alternatively, it could regulate or limit the services of prescription benefit managers and have an adverse impact upon Health Card's business.

REGULATION IN OTHER STATES

     Health Card is in the process of evaluating its involvement with sponsors and plan participants located in states other than New York. Health Card is conducting that review systematically, focusing its attention initially on those states where it has the most sponsors and/or plan participants. As a result, Health Card has applied for and became licensed as a third party administrator in Ohio, Kansas, Kentucky and Michigan, and has applied for such licensure in Florida, Indiana and South Carolina and is in the process of completing applications for such licensure in Arkansas, Mississippi and Louisiana. In addition, Pharmacy Associates has been licensed as a third party administrator in Louisiana.

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

         Health Card has requested advice from special counsel regarding changes in laws and regulations covering insurance, health, licensure and certain other regulatory matters governed by New York State laws and federal laws. Health Card has not retained counsel, or obtained any advisory opinion from any state administrative or regulatory agency, regarding the laws of any other state. Health Card cannot be sure that its activities in such other states are in compliance with all applicable laws and regulations of such states, and thus, its activities in those other states may subject it to judicial and regulatory review and such sanctions and/or punishments as may be provided under the laws and regulations of such states.

ITEM 2.           PROPERTIES.

         Health Card occupies approximately 14,600 square feet of space at 26 Harbor Park Drive, Port Washington, New York under an amended lease at a monthly cost of $32,550 (including utilities). The lessor is BFS Realty, LLC, which is affiliated with Mr. Brodsky, Health Card's Chairman. The lease expires as of March 30, 2004. Rent under the lease increases by 5% annually. The BFS lease was assigned by Sandata to BFS in November 1996. Mr. Brodsky is the Operating Manager and sole holder of the membership interests of BFS. Health Card believes that the terms of this lease are as fair to it as those which could be obtained from an unaffiliated third party. Pursuant to an oral agreement entered into in 1994 with BFS, Health Card paid $700,000 in June 1995 in connection with certain allocated leasehold improvements. Health Card began occupying space at 26 Harbor Park Drive in October 1994 and began making rental payments for such space in December 1994. See Item 13 hereof.

         Pursuant to a lease dated March 4, 1996, as amended on November 2, 1998 and November 19, 1998, Pharmacy Associates occupies approximately 5,545 square feet at 320 Executive Court, Little Rock, Arkansas.. The landlord for the premises is Executive Park Partnership. The current monthly rent under this lease is $7,027.08 and subsequently increases to $7,309.45 for the period from May 1, 2001 until April 30, 2002. The lease expires on April 30, 2002.

     Pursuant to a lease dated July 8, 1999, Pharmacy Associates occupies an additional 1,435 square feet at 320 Executive Court, Little Rock, Arkansas. The landlord for the premises is Executive Park Partnership. The current monthly rent under this lease is $1,815.75 and subsequently increases to $1,888.38 for the period from May 1, 2001 to April 30, 2002. The lease expires on April 30, 2002.

     Pursuant to a lease dated August 10, 1998 and expiring on August 31, 2005, Health Card occupies approximately 1,500 square feet at 63 Manorhaven Boulevard, Port Washington, New York, which is used as a pharmacy. The landlord for these premises is 61 Manorhaven Boulevard, LLC. Bert Brodsky is the sole member. The current monthly rent is $1,575 per month running through August 31, 2001. The annual rent can increase by 5% per year. Additional rent, in the form of certain expenses, is also payable.

         Pursuant to a new lease commencing December 15, 1999, and expiring on December 14, 2000, Health Card leases an apartment, for use by a member of its senior management, at premises located at 77 Juniper Road, Port Washington, New York. The annual rent is $21,000. Utilities and maintenance service (if any maintenance service is contracted for) are payable by Health Card as additional rent.

ITEM 3.           LEGAL PROCEEDINGS.

         Health Card is involved in various legal proceedings, including the one described in the following paragraph, incidental to the conduct of its business. While there can be no assurance, Health Card does not expect that any such proceedings will have a material adverse effect on its business, operations and financial condition.

         On February 9, 1999, Health Card was informed by counsel that an action was brought against it by the West Contra Costa Unified School District and an individual plaintiff in the State of California. The case was subsequently removed to Federal court. The complaint alleges, among other things, that the parties entered into a contract in November 1996, for services to be provided by Health Card and, subsequently, Health Card unilaterally terminated the contract on December 16, 1996. The complaint further alleges that this termination was in violation of the terms of the contract and one or more statutory provisions; that the termination resulted in the school district incurring approximately $150,000 in additional costs due to its having to enter into a fee for service arrangement with Health Card in order to continue providing prescription benefits to its plan members; and that, due to the wrongful termination of the contract, the school district was forced to secure a replacement for the benefits and the services that were to have been provided under the contract with Health Card. In connection with this last circumstance, the complaint alleges that the school district incurred approximately $400,000 in additional expenses. The complaint also seeks treble damages. If treble damages were allowable in this case and a judgment were to be entered against Health Card, Health Card would be liable for damages in excess of $1,500,000. Health Card is currently in the process of assessing Plaintiff's alleged damages based upon documents produced in the discovery phase and is expected to commence with depositions shortly. Health Card denies the allegations and intends to vigorously defend this action. In the opinion of management, the outcome of this litigation will not have a material adverse effect on Health Card's financial position or its results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                    STOCKHOLDER MATTERS.

MARKET INFORMATION

         Health Card's Common Stock is traded in over-the-counter market under the symbol "NMHC" on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The table below sets forth high and low bid prices of the Common Stock, as furnished by NASDAQ. The quotations set forth below reflect interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                           BID PRICES

                                           HIGH              LOW

FISCAL YEAR ENDED

JUNE 30, 2000

First Quarter                              $7.75         $4.81
Second Quarter                              5.63           2.75
Third Quarter                               5.25           2.81
Fourth Quarter                              3.13           1.88

HOLDERS

         Health Card has been advised by its transfer agent (Continental Stock Transfer & Trust Company) that the approximate number of record holders of its common stock as of September 22, 2000 was 43.

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

RECENT SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6.     SELECTED FINANCIAL DATA.

     The following tables summarize certain selected financial information for each of the years in the five year period ended June 30, 2000 and provided certain supplemental data. The selected consolidated income statement data for the years ended June 30, 1998, 1999 and 2000 and the selected consolidated balance sheet data as of June 30, 1999 and 2000 have been derived from the audited consolidated financial statements of Health Card included in Item 8 hereof. The selected consolidated income statement data for the years ended June 30, 1996 and 1997 and the selected consolidated balance sheet data as of June 30, 1996, 1997 and 1998 have been derived from the audited consolidated financial statements of Health Card which are not included in this Form 10-K. The information contained in this table should be read in conjunction with Health Card's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 hereof.

                                                               YEAR ENDED JUNE 30,
                                           1996             1997             1998             1999               2000

INCOME STATEMENT DATA:
Revenues...........................     $54,308,872      $70,405,168      $98,528,384      $134,031,026      $172,313,838
Cost of claims.....................      48,843,261       63,293,699       89,770,402       121,536,733       158,015,411
Gross profit.......................       5,465,611        7,111,469        8,757,982        12,494,293        14,298,427
Selling, general and
  administrative expenses*.               4,216,259        5,855,282        7,192,027        10,171,314        12,357,819
                                          ---------        ---------        ---------        ----------        ----------
Operating income (loss)............       1,249,352        1,256,187        1,565,955         2,322,979         1,940,608
Other income (expense).............          21,530           42,595         (180,507)          592,032           922,066
                                             ------           ------          --------          -------           -------
Income before income taxes
  (loss)...........................       1,270,882        1,298,782        1,385,448         2,915,011         2,862,674
Provision for income taxes
  (benefit)...........................     (185,275)        (189,984)         569,000           976,000         1,247,000
                                           --------         --------          -------           -------         ---------
Net income (loss).....................  $ 1,456,157     $  1,488,766     $    816,448      $  1,939,011       $ 1,615,674
                                          =========        =========          =======         =========         =========
Earnings (loss) per common share:
    Basic.............................  $      0.47     $       0.46    $        0.16      $       0.37       $      0.24
                                          =========        =========      ============      ===========         =========
    Diluted...........................  $      0.35     $       0.37    $        0.16      $       0.37       $      0.24
                                          =========        =========      ============       ==========         =========

Weighted average number of common shares outstanding:
    Basic.............................     3,093,085       3,258,459        4,966,885         5,205,084            6,720,104
    Diluted...........................     4,182,909       4,008,481        4,969,166         5,205,084            6,720,104
------------------------
*Includes amounts charged by
  affiliates aggregating..............   $ 2,868,974     $ 4,511,144     $  4,904,514       $ 2,816,982          $ 2,985,506

                                                               YEAR ENDED JUNE 30,
                                           1996             1997             1998             1999               2000




BALANCE SHEET DATA:
Cash and cash equivalents...            $     11,137     $ 1,782,597     $  1,305,792       $ 2,815,863          $15,724,730
Working capital (deficit)...              (7,530,351)     (7,436,095)      (8,658,324)       (6,680,593)           6,030,219
Total assets................               8,531,507      11,871,820       18,343,900        30,846,011           44,363,618
Long-term debt (including
  current portion)..........                 869,437         263,648            9,742             1,950            2,331,881
Total stockholders' equity
  (deficit).................              (3,663,125)     (2,343,671)      (2,006,282)        1,998,315           13,425,259

                                                               YEAR ENDED JUNE 30,
                                           1996             1997             1998             1999               2000

SUPPLEMENTAL DATA(1):
Retail pharmacy claims
  processed...................             1,675,490       1,990,976        2,405,627         3,066,098            4,058,748
Mail pharmacy processed
  claims......................                28,238          62,413          131,611           171,295              255,211
Estimated plan participants
  (at period end).............               271,784         291,446          401,226           521,150              505,401
------------

          (1) This data has not been audited. See Items 1 and 7 hereof.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Health Card derives its revenue from the provision of comprehensive prescription benefit management services to sponsors of prescription benefit plans. Substantially all of the services Health Card provides to its sponsors are related to the adjudication of the drug claims at the point of service. Health Card also recognizes administrative fees at the time of claims adjudication.

         Revenue is earned and recognized as follows: administrative fees are agreed upon with the sponsor on either a per claim charge or a per plan participant per month charge. Per claim fees are billed to sponsors for the claims adjudicated during the period. Per plan participant per month fees are generally billed to sponsors at the beginning of the month. The amount of revenue related to the drugs dispensed by pharmacies participating in Health Card's pharmacy network is recognized at the time of dispensing the drug, as the cost is incurred.

         The following table sets forth the breakdown of Health Card's charges relating to pharmaceuticals dispensed and administrative fees:

                                            YEARS ENDED JUNE 30,
                                        1998            1999             2000

Charges relating to
  Pharmaceuticals                   $97,558,390    $132,889.359     $169,808,763
Administrative fees and other           969,994       1,141,667        2,505,075
                                    -----------    ------------      -----------

      Total Revenues                $98,528,384    $134,031,026     $172,313,838
                                    -----------    ------------     ------------

         Health Card does not take possession or legal ownership of the pharmaceutical drugs dispensed by the pharmacy network, although Health Card assumes the legal responsibility and financial risk of paying for dispensed pharmaceuticals whether or not Health Card is paid by its sponsors.

         Health Card utilizes its comprehensive prescription benefit database to perform outcome studies and to develop disease information programs which are used to reduce overall healthcare costs. Health Card also has access to an e-pharmacy. These programs currently produce a small amount of revenue. Health Card believes that these value added information based services are becoming a more important component of managed care, and therefore these services should provide an increasing source of revenue for Health Card in the future.

         Cost of claims includes the amounts paid to network pharmacies, including mail service pharmacies, for pharmaceutical claims, and reductions resulting from rebates from drug manufacturers. Cost of claims are recognized as follows: the contractual obligation of Health Card to pay for these drugs is recorded as cost of claims at the time of dispensing of the drug by the pharmacy network. Cost of claims is reduced by the rebates that Health Card retains net of amounts due to the sponsors and a fee retained by the rebate administrators as an administrative fee. Rebates are earned from drug manufacturers based on drugs utilized by plan participants at the time of dispensing. Health Card's portion of these rebates, which varies by sponsor, is recorded monthly based upon the claims adjudicated in that month.

         In the past Health Card relied upon third party administrators to negotiate contracts with drug manufacturers and submit Health Card's claims along with claims of others. Health Card would receive estimates from the rebate administrator based on their analysis of the amount of rebates that Health Card's claims should generate. These estimates were prepared by the rebate administrators based on estimates of how Health Card's claims might influence the market share of a particular drug covered under an agreement with a drug manufacturer. Market share is generally defined as the percentage of utilization of a certain drug or drugs within its therapeutic class. Historically, this market share has been very predictable and consistent with the prior quarter. Relying upon their analyses, the rebate administrators would then remit to Health Card 80% of its estimate of the total amount to be collected 120 days after the end of a quarter.

     Starting in April 2000, Health Card began processing its rebate claims either direct with the drug manufacturers, through its wholly-owned subsidiary, Specialty, or through Express. For the claims made through December 31, 2000, Express is obligated to pay Health Card a specified amount per claim. Subsequent to December 31, 2000, a new baseline will be established based on Health Card's actual claim history. Consequently, the total amount of rebates to be received from Express will be known once the number of claims is known. As to the agreements with the drug manufacturers, since Health Card now knows the criteria that relate to the amount of rebates from these manufacturers, Health Card computes the amount of rebates based on the actual claims data and the specified payment schedules. The drug manufacturers, per the individual agreements, are obligated to reimburse Health Card for the earned rebates within a specified period of time.

         Health Card, through Specialty, has submitted the majority of covered claims to the drug manufacturers, in accordance with the agreements currently in place, for the quarter ended June 30, 2000. Since this was Health Card's first submission direct to the drug manufacturers, and since approximately 30 different contracts had to be analyzed and loaded into Health Card's custom designed rebate system, certain submissions were delayed and certain submissions still need to be made. In addition, Health Card is attempting to negotiate agreements with several additional manufacturers and submit claims under such agreements with respect to the period. These late submissions and submissions under any additional manufacturer agreements might have some negative short-term effect on cash flow, but Health Card believes it has sufficient cash reserves to deal with any delayed reimbursements.

         Manufacturer rebates have historically had a significant impact on Health Card's financial performance as the following table shows:

                                            YEARS ENDED JUNE 30,

                                    1998             1999             2000
                                    ---------------------------------------
REBATES AS A:
% Of cost of claims                 1.6%             2.1%              2.4%
% Of total gross profit              17%              20%               27%
% Of income before taxes            105%              87%              133%

         Due to the expected continued growth and diversification of Health Card's business, Health Card also expects rebates as a percentage of cost of claims, to increase and continue to account for a significant percentage of total gross profit and income before taxes. Certain of Health Card's sponsors are entitled to all or a portion of rebates received by Health Card, which portion varies by sponsor. If such rebate programs were to be discontinued or adversely altered by drug manufacturers, or if the terms of Health Card's rebate sharing arrangements with its sponsors were adversely altered, it would have a material adverse effect on Health Card's business, operating results and financial condition.

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

         Health Card plans to continue its internal growth through increased marketing of its services and by expanding the range of services offered, particularly to include value added consulting and information-based services which Health Card believes to be in growing demand within the healthcare industry. In addition, Health Card intends to continue to pursue an acquisition program to supplement its internal growth by making acquisitions of other prescription benefit management service providers, similar to its recent Pharmacy Associates acquisition.

PUBLIC OFFERING

         On August 2, 1999, Health Card completed the sale of 1,600,000 shares of its common stock in an underwritten public offering (the "Public Offering"). Pursuant to the Public Offering, Health Card received net proceeds of approximately $9,538,037. Concurrently, the Bert E. Brodsky Revocable Trust (the "Brodsky Trust") sold 400,000 shares of common stock of Health Card in an underwritten offering. Of the proceeds received by the Brodsky Trust, it used approximately $1,992,900 to repay to Health Card, in part, certain indebtedness owed by certain affiliates of the Brodsky Trust to Health Card. See Item 13 hereof.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

     Revenues increased $38.3 million or approximately 29%, from $134.0 million for the fiscal year ended June 30, 1999 to $172.3 million for the fiscal year ended June 30, 2000. The increase related to revenues from new sponsors during the fiscal year was approximately $21 million. The majority of the remaining increase of approximately $17 million was due to other existing sponsors as a result of several factors including: higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth, and an increase in the average number of claims per plan participant. The remainder of the increase, approximately $630,000, was due to new services offered during the year around the e-pharmacy and clinical services.

     Revenues grew year over year despite the loss of two key clients during the June 30, 2000 fiscal year. One, a previous significant sponsor, terminated their contract with Health Card as of January 1, 2000. The second was placed in receivership by the State of Florida as of January 1, 2000, and their members were dispersed to other plans not covered by Health Card. These two sponsors accounted for $20.5 million and $21.4 million in revenues during the fiscal years ended June 30, 1999 and 2000, respectively. The revenue from these two sponsors has been replaced by the $21 million of revenue from new sponsors described above. This helped to mitigate the overall impact of their loss on an annual run rate basis. Two other factors influencing the year to year comparison were: revenues of the fiscal year ended June 30, 1999 included a one-time rate increase of $500,000 from a major client, and the revenue for the fiscal year ended June 30, 2000 was net of an $821,000 reduction in revenue when Health Card settled certain fees due from a major sponsor as consideration for a new two year arrangement with this sponsor.

         Cost of claims increased $36.5 million or approximately 30% from $121.5 million for the fiscal year ended June 30, 1999 to $158.0 million for the fiscal year ended June 30, 2000. As a percentage of revenues, cost of claims increased from 91% for the fiscal year ended June 30, 1999 to 92% for the fiscal year ended June 30, 2000. The primary reason for the cost of claims increasing as a percentage of revenue has to due with a risk sharing arrangement Health Card had with a major sponsor. During the fiscal year ended June 30, 2000 the cost of drugs covered under this arrangement were greater than the agreed upon capitated rate, which led to a sharing of those costs between Health Card and the sponsor. This fact along with the $821,000 revenue reduction mentioned above led to a differential between revenue and cost under this contract of $1.6 million during fiscal 2000. This risk sharing arrangement is no longer in effect. Partially offsetting this increase in costs was a $540,000 increase in the amount of manufacturer rebates estimated to be received due to the increased volume of claims and the administrative fee to be paid to Specialty. See "Business Services - - Claims Processing - -Rebate Administration" Rebates are treated as a reduction in the cost of claims. In addition, during the fiscal year ended June 30, 2000 rebates payable were reduced by $736,000 when Health Card reevaluated its liability to a plan sponsor. Cost of claims for the fiscal year was decreased by the same amount.

         Gross profit increased $1.8 million or approximately 14% from $12.5 million for the fiscal year ended June 30, 1999 to $14.3 million for the fiscal year ended June 30, 2000, primarily as a result of the increase in revenues, offset by the increase in cost of claims.

         Selling, general and administrative expenses, which include amounts charged by affiliates, increased $2.2 million, or approximately 22% from $10.2 million for the fiscal year ended June 30, 1999 to $12.4 million for the fiscal year ended June 30, 2000. $1.3 million of the increase resulted from increases in compensation, benefits, rent, sales and marketing and other expenses related to the continued expansion of Health Card's business. The majority of the compensation and benefits increase is related to approximately 20 incremental employees at June 30, 2000 compared to June 30, 1999. Depreciation and amortization expenses have also increased by approximately $528,000, as a function of increased hardware procurement and software development as Health Card continues to enhance its information technology capabilities. Health Card also evaluated its receivables due from certain sponsors, including a key sponsor currently in receivership, as described above, and determined it should increase its reserves and/or write-off some balances. The impact on Health Card was an incremental $338,000 in bad debt expense in fiscal 2000 as compared to fiscal 1999. This accounted for the majority of the remaining increase in selling, general and administrative expenses. While selling, general and administrative expenses increased year over year in an absolute amount they grew at a slower rate than the increase in revenue. These expenses as a percentage of revenue actually declined from 7.6% in fiscal year 1999 to 7.2% in fiscal year 2000.

         General and administrative expenses charged by affiliates increased $169,000, or approximately 6%, from $2,817,000 for the fiscal year ended June 30, 1999 to $2,986,000 for the fiscal year ended June 30, 2000, primarily as a result of increased information technology services and rent to support the business.

         Other income increased $330,000, from $592,000 for the fiscal year ended June 30, 1999 to $922,000 for the fiscal year ended June 30, 2000. The net increase to income was due to an increase in interest income of $327,000 earned on increased cash from the Public Offering and a $83,000 decrease in offering costs. This addition to income was partially offset by a $80,000 increase in interest expense from a capital lease for computer hardware.

         The provision for income taxes increased $271,000 from $976,000 for the fiscal year ended June 30, 1999 to $1,247,000 for the fiscal year ended June 30, 2000. The provision for the fiscal year ended June 30, 1999 was reduced by the utilization of a $595,000 net operating loss carryforward. There is no remaining net operating loss carry forward to the year ended June 30, 2000.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

         Revenues increased $35.5 million, or approximately 36%, from $98.5 million for the fiscal year ended June 30, 1998 to $134.0 million for the fiscal year ended June 30, 1999. The increase resulted primarily from a $6.8 million increase in fees related to the increase in the number of plan participants under an arrangement with one of Health Card's major sponsors and includes approximately $500,000 in additional revenue recorded in September 1998 when the amount of the adjustment became determinable, upon Health Card receiving verbal acceptance of the calculation under the provisions of the arrangement to adjust for the increased cost of drugs primarily related to the prior year. Claims under the plan of another major sponsor increased by 190,190 claims which resulted in an increase in revenues of approximately $8.3 million. The remaining increase of approximately $20.4 million was due primarily to other existing sponsors as a result of higher charges relating to pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant. New business, as a percentage of revenue growth, increased throughout the fiscal year ended June 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, Health Card had working capital of $6.0 million. This represented an $12.7 million improvement in working capital over the $6.7 million working capital deficiency as of June 30, 1999. $12.2 million of the improvement was due to increased current assets: $34.4 million in fiscal 2000 vs. $22.2 million in fiscal 1999. Cash and cash equivalents balances accounted for this increase as these balances were up $12.9 million at the end of fiscal 2000 over the balance at the end of June 30, 1999. Concurrently, current liabilities were approximately $500,000 lower at the end of fiscal 2000 than at the end of fiscal 1999. This was primarily due to lower amounts due for current income taxes and lower amounts due to affiliates and officers.

         Health Card has generated positive net cash provided by operating activities in each of the last three fiscal years: $0.9 million, $1.5 million, and $6.1 million for the fiscal years ended June 30, 1998, 1999, and 2000, respectively. The $4.6 million improvement in net cash from operating activities for the fiscal year ended June 30, 2000 over the fiscal year ended June 30, 1999 stemmed primarily from the following: (i) improved collections of accounts receivables --$6.6 million positive impact, (ii) reduced rebate receivables --$2.9 million positive impact, and (iii) offset by reductions in accounts payables and accrued expenses - $4.6 million negative impact. The accounts receivables balances remained virtually the same from fiscal year 1999 to fiscal year 2000 while revenues were increasing 29%. While there was a write down of $340,000 of old rebate receivables from a rebate administrator that Health Card no longer utilizes, there were amounts received for older balances that were outstanding at the beginning of fiscal year 2000. The improved cash flow from operations along with the cash from the Public Offering described below enabled Health Card to make payments so as to get more current with its vendors. In contrast, for the fiscal year 1999, the majority of net cash provided by operating activities, besides from net income, was due to increases in accounts payable and accrued expenses, offset by increasing accounts receivable balances.

         Historically, the timing of Health Card's accounts receivable and accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan sponsors on the one hand, and Health Card's pharmacy network on the other hand. These terms generally lead to Health Card's payments to participating pharmacies being slower than its corresponding collections from plan sponsors. Health Card believes that this situation is not unusual in the prescription benefit management industry and expects to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future and, if they were to change materially, Health Card could require additional working capital financing. There can be no assurance that such financing could be obtained at rates or on terms acceptable to Health Card, if at all.

         Net cash used in investing activities amounted to approximately $416,000, $1.7 million and $1.8 million for the fiscal years ended June 30, 1998, 1999 and 2000, respectively. These uses of cash resulted primarily from capital expenditures, and advances and payments of amounts due to/from stockholders.

     In February 2000, Health Card entered into two capital lease transactions with a computer manufacturer for hardware and software procured from the manufacturer. The purchase price of these capital assets was $2,537,730. The hardware lease is for a term of 57 months with monthly payments of $40,322. The software lease is for a term of 33 months with monthly payments of $13,662.

         Net cash (used in) provided by financing activities amounted to approximately ($1.0 million), $1.7 million and $8.6 million for the fiscal years ended June 30, 1998, 1999 and 2000, respectively. These uses of cash resulted primarily from capital distributions and repayment of debt. The cash provided by financing activities for fiscal 1999 resulted primarily from 340,919 shares of common stock purchased for $2 million by the principal stockholder. At the beginning of fiscal year 2000, pursuant to Health Card's Public Offering described below, $9.5 million of net cash was generated during the fiscal year ended June 30, 2000. Health Card used approximately $744,000 of these funds during the fiscal year ended June 30, 2000 to purchase some of its stock back into the treasury.

         In February 1998, Health Card entered into an agreement with an unaffiliated third party for computer software products and professional services. The agreement required Health Card to pay an initial license fee. In addition, if certain milestones are met, based on the number of processed claims, as defined, the initial license fee increases incrementally as specified. To date one milestone has been met. The agreement also provides for the monthly payment of a fee for maintenance and updating services aggregating annually to 18% of the initial license fee, as defined. It is anticipated that based on internal growth and the Pharmacy Associates acquisition that at least one milestone, and perhaps two, will be met during calendar year 2001. The financial impact to Health Card can be between $150,000 and $250,000.

           The registration statement for Health Card's Public Offering became effective on July 28, 1999 ("the Public Offering"). Health Card consummated the Public Offering on August 2, 1999 and issued 1,600,000 shares of common stock at an offering price of $7.50 per share. Health Card granted the underwriters of the Public Offering 200,000 warrants for nominal consideration. The warrants entitle the underwriters to purchase 200,000 shares of common stock from Health Card at $9.00 per share. The warrants are exercisable for four years commencing on July 29, 2000. In addition, the underwriters were granted an overallotment option by Health Card to buy 300,000 shares of common stock at $7.50 per share exercisable by September 11, 1999. The underwriters did not exercise this option. Concurrent with the Public Offering, the Selling Stockholder sold 400,000 shares of common stock from his holdings at $7.50 per share. Health Card received gross proceeds of $12,883,100 representing payment for the sale of the 1,600,000 shares plus 73% of the proceeds from the sale of the 400,000 shares by the Selling Stockholder for repayment of $1,992,900 of indebtedness owed by the Selling Stockholder and affiliates to Health Card. Such proceeds were reduced by underwriting discounts and commissions, a non-accountable expense allowance and a financial advisory fee paid to the underwriters plus certain fees and expenses paid by Health Card.

         On July 20, 2000 Health Card acquired Pharmacy Associates for $6 million cash plus 400,000 shares of its common stock. The cash purchase price represented a partial use of the proceeds of the Public Offering. It is anticipated that based on current operations, Pharmacy Associates should generate enough net cash to fund its own operations. See, "Business - - General."

         Health Card anticipates that the remaining net proceeds of the Public Offering and the repayment of certain affiliate and shareholder debt, together with anticipated cash flow from operations from both Health Card and Pharmacy Associates, will be sufficient to satisfy Health Card's contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of Health Card's stated goals to acquire other prescription benefit management companies. This will require cash. Depending on Health Card's evaluation of future acquisitions, additional cash may be required. Therefore, revolving credit lines for acquisitions and/or operations and debt financing are being evaluated as backups to anticipated cash needs. In the event that Health Card's plans change or its assumptions prove to be inaccurate or the proceeds of the Public Offering otherwise prove to be insufficient to fund operations and acquisitions, Health Card could be required to seek additional financing sooner than anticipated.

OTHER MATTERS

INFLATION

         Management does not believe that inflation has had a material adverse impact on Health Card's net income.

RECENT PRONOUNCEMENTS

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. Health Card is currently assessing the impact of SAB 101 on its consolidated financial statements, and believes that the effect, if any, will not be material to Health Card's operating results.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            Not applicable.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The audited financial statements of Health Card as of June 30, 2000 and 1999 and for the years ended June 30, 2000, 1999 and 1998 are included in this Form 10-K following Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

         Certain information concerning the executive officers and Directors of Health Card is set forth below:

---------------------------------- ---------- ----------------------------------
                    NAME           AGE        POSITIONS HELD

---------------------------------- ---------- ----------------------------------
---------------------------------- ---------- ----------------------------------
Bert E. Brodsky                    57         Chairman of the Board and
                                              Chief Executive Officer
---------------------------------- ---------- ----------------------------------
---------------------------------- ---------- ----------------------------------
Gerald Shapiro                     70         Vice Chairman of the Board
                                              and Secretary
---------------------------------- ---------- ----------------------------------
---------------------------------- ---------- ----------------------------------
James Bigl                         37         President and
                                              Chief Operating Officer
---------------------------------- ---------- ----------------------------------
---------------------------------- ---------- ----------------------------------
Linda Portney                      55         Executive Vice President
                                              of Operations
---------------------------------- ---------- ----------------------------------
---------------------------------- ---------- ----------------------------------
Mary Casale                        61         Executive Vice President of Sales
                                              and Marketing
---------------------------------- ---------- ----------------------------------
---------------------------------- ---------- ----------------------------------
Barry Denaro                       44         Treasurer and
                                              Chief Financial Officer
---------------------------------- ---------- ----------------------------------
---------------------------------- ---------- ----------------------------------
David Gershen                      45         Senior Vice President of Finance
---------------------------------- ---------- ----------------------------------
---------------------------------- ---------- ----------------------------------
Richard J. Strauss, M.D., F.A.C.S. 54         Director
---------------------------------- ---------- ----------------------------------
---------------------------------- ---------- ----------------------------------
Gerald Angowitz                    51         Director
---------------------------------- ---------- ----------------------------------
---------------------------------- ---------- ----------------------------------
Kenneth J. Daley                   63         Director
---------------------------------- ---------- ----------------------------------

     Bert E. Brodsky has served as Chairman of the Board of Health Card since December 7, 1998, and as Chief Executive Officer since June, 1998. Mr. Brodsky has at various times since 1983 served as Chairman of the Board, President and a Director of Health Card. Mr. Brodsky has served as Chairman of the Board and Treasurer of Sandata, Inc., a provider of computerized data processing services and custom software and programming services, since June 1983 and as President of Sandata from December 1989 through January 2000. Sandata's shares of common stock are publicly traded. From October 1983 though December 1993, Mr. Brodsky served as Chairman of the Board of Compuflight, Inc., a provider of computerized flight planning services. Since August 1980, Mr. Brodsky has served as Chairman of the Board and President of P.W. Medical Management, Inc., which provides financial and consulting services to physicians. For more than the past five years, Mr. Brodsky has also served as President of P.W. Capital Corp., a consulting services firm and Chairman of Sandsport Data Services, Inc., a computer services firm and wholly-owned subsidiary of Sandata. Mr. Brodsky has also been the Operating Manager of BFS Realty, LLC, a real estate company, since October 1996, BFS Realty II, LLC, a real estate company, since November 1996 and 4 B's Realty, LLC, a real estate company, since July 1996. See Item 13 hereof.

     Gerald Shapiro has served as Vice Chairman of the Board of Health Card since December 7, 1998. Mr. Shapiro has also served as Secretary since October 28, 1998. From June 1, 1998 until December 7, 1998, Mr. Shapiro served as Chairman of the Board. From February 4, 1998 until present, Mr. Shapiro served as Health Card's Vice Chairman. For more than the past five years, Mr. Shapiro has been an employee of Sandata, President of Lee Management Associates, Inc., a physician billing and consulting firm, Chairman and Treasurer of Mediclaim, Inc., a physician billing and consulting firm, President of Brookhaven M.R.I., Inc., a company that operates magnetic resonance imaging machines, Vice President of Mobile Health Management Services, Inc., a provider of medical screening services. From 1973 to 1978, Mr. Shapiro served as President of Ally & Gargano, Inc., an advertising agency, and from 1971 to 1973 he was President of Hertz Corporation.

     James Bigl has served as President and Chief Operating Officer of Health Card since June 12, 2000. For the last fifteen years, Mr. Bigl has been working in the retail pharmacy and Pharmacy Benefit Management industries. Immediately prior to joining Health Card, Mr. Bigl served as President and CEO of York HealthNet, SelectPro and USI Care Management("USI"). In late 1998, Mr. Bigl directed the sale of the Prescription Benefit Management he founded at Yale-New Haven to USI. In October of 1994, Mr. Bigl oversaw the wide ranging operations, including home infusion, health care collections, real estate and retail pharmacy at Yale-New Haven Health's for-profit division.

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

     David Gershen has served as Senior Vice President of Finance for Health Card since May 2000. From July 1996 until April 2000, Mr. Gershen served as the Vice President of Finance and Administration CSC Healthcare Inc., a subsidiary of Computer Sciences Corporation ("CSC"), a healthcare information services company. Prior thereto, and since 1985, Mr. Gershen held various financial positions with APM, Inc., which was acquired by CSC in 1996.

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

     Gerald Angowitz has served as a Director of Health Card since June 26, 1998. Mr. Angowitz presently serves as a Management Consultant through the Angowitz Company, which provides consulting services. Mr. Angowitz had served as Senior Vice President of Human Resources and Administration for RJR Nabisco, Inc. ("RJR"), a consumer products manufacturer, from March 1995 until December 1999. Mr. Angowitz previously served as Vice President of Human Resources for RJR from February 1994 to March 1995 and Vice President of employee benefits at RJR from January 1992 to February 1994. Mr. Angowitz is the brother-in-law of Hugh Freund, a Vice President, Secretary, principal stockholder and Director of Sandata.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding Common Stock and certain trusts of which reporting persons are trustees. Health Card is required to disclose in this 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended June 30, 2000 or prior fiscal years.

     To Health Card's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended June 30, 2000, Health Card's officers, Directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them except: Mr. Angowitz failed to timely file two reports relative to one transaction. Mr. Bigl failed to timely file one report. Mr. Brodsky failed to timely file three reports relative to four transactions. Ms. Casale failed to timely file two reports relative to two transactions. Mr. Daley failed to timely file two reports. Mr. Denaro failed to timely file three reports relative to two transactions. Ms. O'Malley failed to timely file three reports relative to two transactions. Ms. Portney failed to timely file one report. Mr. Shapiro failed to timely file one report. Dr. Strauss failed to timely file two reports relative to one transaction.

ITEM 11.     EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

          The following table sets forth certain information with respect to the compensation paid or awarded by Health Card to the Chief Executive Officer and other executive officers, (collectively, the "Named Executive Officers"), whose salary and bonus exceeded $100,000 in all capacities for the fiscal year ended June 30, 2000:

=========================== ======= ===================================== ================================== =============
                                           Annual Compensation                 Long-Term Compensation

--------------------------- ------- ------------------------------------- ---------------------------------- -------------
--------------------------- ------- ------------ ---------- ------------- ------------------------- -------- -------------
                                                                                   Awards           Payouts
--------------------------- ------- ------------ ---------- ------------- ------------------------- -------- -------------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
                                                               Other      Restricted   Securities             All Other
                                                               Annual       Stock      Underlying    LTIP        Com-
                                      Salary       Bonus     Compensa-     Awards      Options/    Payouts    pensation
    Name and Principal       Year       ($)         ($)         Tion         ($)        SARs (#)      ($)         ($)
         Position                                               ($)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
Bert E. Brodsky, Chairman    2000   182,114 (1)  120,000    97,310 (5)      -0-         -0-           -0-        -0-
       of the Board                              (3)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
                             1999   403,867 (2)  487,500    90,717 (5)      -0-         -0-           -0-        -0-
                                                 (3)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
                             1998   751,096 (2)  30,000     47,377 (5)      -0-         -0-           -0-        -0-
                                                 (3)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
 Linda Portney, Executive    2000   125,000         -0-     20,140 (6)      -0-         -0-           -0-     499(15)
    Vice President of                                                                                         512(16)
        Operations

--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
                             1999   125,000         -0-     20,027 (7)      -0-         -0-           -0 -    952(16)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
                             1998   125,000         -0-     19,514 (7)      -0-         -0-           -0-     1170(16)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
  Mary Casale, Executive     2000   100,000      226,936    4,800 (8)(9)    -0-       255,689(10)     -0-     523(15)
 Vice President of Sales                         (4)                                                          538(16)
      and Marketing

--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
                             1999   100,000      103,300    4,800 (8)(9)    -0-         -0-           -0-
                                                 (4)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
                             1998   100,000      50,031     4,800 (8)(9)    -0-       255,690(10)     -0-     987(16)
                                                 (4)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
                                                                                                              586(16)

--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
  Kenneth Hammond, Vice      2000   114,231      10,250       -0-           -0-       10,000 (12)     -0-     393(15)
 President of Operations                                                              (12)                    347(16)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
                             1999   103,135      10,250       -0-           -0-         -0-           -0-     656(16)
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
                             1998   100,327         -0-       -0-           -0-         -0-           -0-        -0-
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
     John Ciufo, Vice        2000   141,730      20,000       -0-           -0-       35,568(13)      -0-      508(15)
  President of Clinical
         Services

--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
                             1999    59,000      5,000        -0-           -0-       25,568(14)      -0-        -0-
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
--------------------------- ------- ------------ ---------- ------------- ----------- ------------- -------- -------------
                             1998       -0-         -0-       -0-           -0-         -0-           -0-        -0-
=========================== ======= ============ ========== ============= =========== ============= ======== =============

(1)  Represents salary paid to Mr. Brodsky.

(2) Represents salary and consulting fees paid to certain entities affiliated with Mr. Brodsky. See Item 13 hereof.

(3) For the fiscal year ending June 30, 2000, reflects a $120,000 bonus awarded to Mr. Brodsky in January 2000. Such bonus is to be paid in twelve equal monthly installments of $10,000. As of June 30, 2000, no amounts have been paid to Mr. Brodsky with regards to this bonus. Also includes a bonus of $360,000 for the fiscal year ended June 30, 1999 and a bonus of $30,000 for the fiscal year ended June 30, 1998.

(4)  Represents  $0, $0 and $15,000 in bonus and $226,936,  $103,300 and $35,031 in commissions for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Pursuant to Ms. Casale's current arrangement with Health Card, she is entitled to commissions as follows: .5% of gross revenues received from direct accounts sold and .25% of gross revenues received from accounts sold by sales people under her management.

(5) Includes automobile lease payments to an entity affiliated with Mr. Brodsky and life insurance premiums. See Item 13 hereof.

(6) Represents automobile lease payments to an unaffiliated entity and amounts for automobile insurance and travel allowance.

(7) Represents automobile lease payments to an entity affiliated with Mr. Brodsky and amounts for automobile insurance and travel allowance.

(8)  Represents automobile allowances paid to Ms. Casale.

(9) Does not include annual payments of $20,400 made by Health Card for the lease of an apartment for the benefit of Ms. Casale.

(10) Includes an option granted by Health Card on February 1, 2000 to purchase 255,689 shares of common stock, of which 51,138 were exercisable as of June 30, 2000. As of September 22, 2000, 102,276 shares of such option were currently exercisable.

(11) Includes an option granted by Mr. Brodsky on July 1, 1997 to purchase an aggregate of 255,690 shares of Health Card common stock from Mr. Brodsky at a price of $5.87 per share. Such option was surrendered by Ms. Casale on February 1, 2000.

(12) Includes an option granted on August 3, 1999 to purchase 10,000 shares of common stock at an exercise price of $7.50, of which 4,000 shares were exercisable as of June 30, 2000. As of September 22, 2000, 7,000 shares of such option were currently exercisable.

(13) Includes an option granted on August 3, 1999 to purchase 10,000 shares of common stock at an exercise price of $7.50, of which 3,400 shares were exercisable as of June 30, 2000. As of September 22, 2000, 6,700 shares were currently exercisable. Also includes an option granted on February 1, 2000 to purchase 25,568 shares of common stock at an exercise price of $5.87, of which 8,530 shares of such option were exercisable as of June 30, 2000 and September 22, 2000.

(14) Includes an option granted by Mr. Brodsky on December 7, 1998 to purchase an aggregate of 25,568 shares of Health Card common stock from Mr. Brodsky at a price of $5.87 per share. Such option was surrendered by Mr. Ciufo on February 1, 2000.

(15) Represents amounts anticipated to be contributed by Health Card under Health Card's 401(k) Plan. Such amounts have not yet been contributed and the obligation to pay these amounts is at the discretion of Health Card.

(16) Represents amounts contributed by Health Card under Health Card's 401(k) Plan as of June 30, 2000.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning individual grants of stock options during the fiscal year ending June 30, 2000:

======================================================================================== ============================




                                                                                         POTENTIAL REALIZABLE VALUE
                                                                                         AT ASSUMED ANNUAL RATES OF
                                                                                          STOCK PRICE APPRECIATION
                                   INDIVIDUAL GRANTS                                           FOR OPTION TERM
---------------------------------------------------------------------------------------- ----------------------------
------------------- ----------------- ------------------ ---------------- -------------- ------------- --------------


                       Number of      Percent of Total
                       Securities       Options/SARs
                       Underlying        Granted to
                        Options/        Employees in       Exercise or
                      SARs Granted       Fiscal Year       Base Price      Expiration
       Name               (#)                (%)             ($/Sh)           Date          5% ($)        10% ($)
------------------- ----------------- ------------------ ---------------- -------------- ------------- --------------
------------------- ----------------- ------------------ ---------------- -------------- ------------- --------------

Bert E. Brodsky           -0-                -0-               -0-             -0-          -0-            -0-

------------------- ----------------- ------------------ ---------------- -------------- ------------- --------------
------------------- ----------------- ------------------ ---------------- -------------- ------------- --------------

Mary Casale           255,689 (1)           38.9             5.87           7/1/05          -0-            -0-

------------------- ----------------- ------------------ ---------------- -------------- ------------- --------------
------------------- ----------------- ------------------ ---------------- -------------- ------------- --------------

Kenneth Hammond       10,000 (2)            1.5              7.50           8/3/04       11,104.15      23,999.78

------------------- ----------------- ------------------ ---------------- -------------- ------------- --------------
------------------- ----------------- ------------------ ---------------- -------------- ------------- --------------

John Ciufo            10,000 (3)            1.5              7.50           8/3/04       11,104.15      23,999.78
                      25,568 (4)            3.9              5.87           2/1/05          -0-            -0-

------------------- ----------------- ------------------ ---------------- -------------- ------------- --------------

(1) Exercisable over a five year period to the extent of 51,138 shares of Common Stock in each of July 1999, July 2000, July 2001, July 2002 and 51,137 shares of Common Stock in July 2004.

(2) Exercisable over a three year period to the extent of 4,000 shares of Common Stock in August 1999 and 3,000 shares of Common Stock in each of August 2000 and August 2001.

(3) Exercisable over a three year period to the extent of 3,400 shares of Common Stock in August 1999 and 3,300 shares of Common Stock in each of August 2000 and August 2001.

(4) Exercisable over a three year period to the extent of 8,530 shares of Common Stock in February 2000 and 8,519 shares of Common Stock in each of February 2001 and December 2001.

AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning the value of unexercised options and warrants for the fiscal year ended June 30, 2000:

===================== ======================= ================= ========================== ==========================
                                                                  Number of Securities       Value of Unexercised
                                                                 Underlying Unexercised    in-the-Money Options and
                                                                 Options and Warrants at     Warrants at June 30,
        Name            Shares Acquired on     Value Realized       June 30, 2000(#)                2000($)
                           Exercise(#)              ($)         Exercisable/Unexercisable  Exercisable/Unexercisable
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
  Bert E. Brodsky              -0-                  -0-                    -0-                        -0-
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
    Mary Casale                -0-                  -0-              51,138/204,551                 -0-/-0-
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
  Kenneth Hammond              -0-                  -0-              4,000/6,000                    -0-/-0-
--------------------- ----------------------- ----------------- -------------------------- --------------------------
--------------------- ----------------------- ----------------- -------------------------- --------------------------
     John Ciufo                -0-                  -0-              3,400/6,600                    -0-/-0-
                               -0-                  -0-              8,530/17,038                   -0-/-0-
===================== ======================= ================= ========================== ==========================

EMPLOYMENT  CONTRACTS,  TERMINATION  OF  EMPLOYMENT  AND  CHANGE-IN-CONTROL
ARRANGEMENTS

         Except as described below, there are no written employment or similar agreements with any of the Named Executive Officers. See Item 13 hereof for a discussion of certain fees paid and payable to Mr. Brodsky.

         Health Card entered into an employment agreement with the majority stockholder, Mr. Brodsky effective July 1, 1999. Pursuant to this agreement, Mr. Brodsky has agreed to serve as Chairman of the Board of Directors at an annual salary of $200,000, subject to adjustment by the Board of Directors. The agreement commenced on July 1, 1999 and has a term of two years, unless terminated by Health Card for cause, or in the event Mr. Brodsky becomes permanently disabled. The agreement provides for certain fringe benefits payable to or on behalf of Mr. Brodsky, such as the use of an automobile. In addition, the agreement provides for certain termination benefits payable to Mr. Brodsky, which depending upon the reason for termination, can equal up to two years salary. It is anticipated that Mr. Brodsky may devote a portion of his business time to business affairs unrelated to Health Card, provided that such activities do not prevent him from fulfilling his obligations under the agreement. The agreement does not quantify the amount of time that Mr. Brodsky must devote to Health Card. However, it is contemplated that Mr. Brodsky will devote a substantial portion of his business time to the affairs of Health Card.

         In January 2000, the Board of Directors authorized the payment to Mr. Brodsky of a bonus in the amount of $120,000. Such bonus is payable in equal monthly installments of $10,000.

         Health Card entered into an employment agreement with James Bigl effective June 12, 2000. Pursuant to this agreement, Mr. Bigl has agreed to serve as President and Chief Operating Officer at an annual salary of $188,000, in addition to (i) a $25,000 signing bonus upon execution of the agreement and
(ii) the ability to participate in the bonus pool for senior executives. The agreement also provides for certain termination benefits, which, depending upon the reason for termination, can equal up to one year of salary. In connection with the employment agreement, Health Card granted to Mr. Bigl an incentive stock option to purchase 100,000 shares of common stock at $5.00 per share. Such option vests over a three year period commencing on June 12, 2001. The option expires on June 12, 2005. The agreement also provides for certain termination benefits, which, depending upon the reason for termination, can equal up to one year of salary.

         Health Card entered into an employment agreement with David Gershen effective May 1, 2000. Pursuant to this agreement, Mr. Gershen has agreed to serve as Senior Vice President of Finance at an annual salary of $150,000, in addition to (i) a $25,000 bonus upon the completion of one full year of employment with Health Card and (ii) the ability to participate in the bonus pool for senior executives. The agreement also provides for certain termination benefits, including, but not limited to, a change of control, which, depending upon the reason for termination, can equal up to one year of salary. In connection with the employment agreement, Health Card granted to Mr. Gershen an incentive stock option to purchase 35,000 shares of common stock at $5.00 per share. Such option vests over a three year period commencing on May 1, 2001. The option expires on May 1, 2005. The agreement also provides for certain termination benefits, which, depending upon the reason for termination, can equal up to one year of salary.

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

         Effective May 10, 1999, Health Card established a Compensation Committee consisting of Messrs. Shapiro and Angowitz and Dr. Strauss. The Compensation Committee is responsible for making recommendations to the Board of Directors regarding compensation arrangements for executive officers of Health Card, including annual bonus compensation, and consults with management of Health Card regarding compensation policies and practices. The Compensation Committee also makes recommendations concerning the adoption of any compensation plans in which management is eligible to participate, including the granting of stock options or other benefits under such plans. Effective October 27, 1999, Mr. Daley replaced Dr. Strauss on such committees.

     Gerald Shapiro, the Vice Chairman of the Board of Directors of Health Card, and Bert E. Brodsky, Health Card's Chairman of the Board and Chief Executive Officer, are each either or both members of the Board of Directors and/or officers of the following companies (unless otherwise stated, such affiliations have been maintained for more than the past five years): (i) P.W. Capital Corp., a consulting services firm (Mr. Brodsky since June 1996 and Mr. Shapiro since October 1994), (ii) Brookhaven M.R.I., Inc., a company that operates magnetic resonance imaging machines, (iii) Mobile Health Management Services, Inc., a provider of medical testing services, (iv) 780 Bay Walk Land Co., Inc., a real estate company (since August 1994), (v) Accutrak Media, Inc., a computer duplication disk company, (vi) Bert Brodsky Associates, Inc., an insurance consulting firm (since February 1996), (vii) Island Mermaid Restaurant Corp., a company that operates a restaurant, (viii) Wilder Woods Estates Corporation, a real estate company (since April 1994), (ix) Lee Management Associates, Inc., a billing and collections firm, (x) United States Information Corp., a facsimile subscription service company, and (xii) Medical Arts Office Services, Inc., a company that provides personnel and administrative services (since November
1998). See Item 13 hereof.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

         The following table sets forth certain information, as of September 22, 2000, concerning the beneficial ownership of Health Card's common stock for:

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

============================================= ==================================

   NAME OF MANAGEMENT PERSON AND NAME AND                 NUMBER OF SHARES                        OF OUTSTANDING SHARES
      ADDRESS OF BENEFICIAL OWNER (1)
--------------------------------------------- ----------------------------------------- ------------------------------------------
Bert E. Brodsky                                            4,051,160 (2)                                  56.9%
--------------------------------------------- ----------------------------------------- ------------------------------------------
Irrevocable Trust of                                         383,579                                       5.4%
David Craig Brodsky
--------------------------------------------- ----------------------------------------- ------------------------------------------
Gerald Shapiro                                               383,534                                       5.4%
--------------------------------------------- ----------------------------------------- ------------------------------------------
James Bigl                                                     2,000 (3)                                      *
--------------------------------------------- ----------------------------------------- ------------------------------------------
Linda Portney                                                219,162                                       3.1%
--------------------------------------------- ----------------------------------------- ------------------------------------------
Mary Casale                                                  102,276 (4)                                   1.4%
--------------------------------------------- ----------------------------------------- ------------------------------------------
David Gershen                                                    -0- (5)                                      *
--------------------------------------------- ----------------------------------------- ------------------------------------------
Barry Denaro                                                   7,010 (6)                                      *
--------------------------------------------- ----------------------------------------- ------------------------------------------
Kenneth Hammond                                                7,000 (7)                                      *
--------------------------------------------- ----------------------------------------- ------------------------------------------
John Ciufo                                                    15,230 (8)                                      *
--------------------------------------------- ----------------------------------------- ------------------------------------------
Kenneth J. Daley                                               6,700 (9)                                      *
6 Glen Avenue
Glen Head, NY 11545
--------------------------------------------- ----------------------------------------- ------------------------------------------
Richard J. Strauss, M.D.                                       6,700 (9)                                      *
1000 Northern Boulevard
Great Neck, NY 11021
--------------------------------------------- ----------------------------------------- ------------------------------------------
Gerald Angowitz                                                6,700 (9)                                      *
37 Fieldstone Lane
Oyster Bay, NY 11771
--------------------------------------------- ----------------------------------------- ------------------------------------------
All executive officers and Directors as a
group (10 persons)                                  4,785,242 (2)(3)(4)(5)(6)(9)                          66.0%
============================================= ========================================= ==========================================

---------------
*        Less than 1%.

(1) With the exception of the addresses specifically noted, the address of each person named in the table is c/o National Medical Health Card Systems, Inc. at 26 Harbor Park Drive, Port Washington, NY 11050.

(2) Includes (i) an aggregate of 997,583 shares of common stock beneficially owned by Mr. Brodsky's children's trusts, (ii) 100,000 shares of common stock beneficially owned by the Bert E. Brodsky Revocable Trust, and (iii) 1,725 shares of common stock beneficially owned by P.W. Capital Corp., of which Mr. Brodsky is President.

(3) Does not include an aggregate of 100,000 shares of common stock subject to currently unexercisable options.

(4) Includes 102,276 shares of common stock subject to options that are currently exercisable. Does not include an aggregate of 153,413 shares of common stock subject to currently unexercisable options.

(5) Does not include an aggregate of 35,000 shares of common stock subject to currently unexercisable options.

(6) Includes 7,000 shares of common stock subject to options that are currently exercisable. Does not include an aggregate of 3,000 shares of common stock subject to currently unexercisable options.

(7) Includes 7,000 shares of common stock subject to options that are currently exercisable. Does not include an aggregate of 3,000 shares of common stock subject to currently unexercisable options.

(8) Includes 6,700 shares of common stock subject to options that are currently exercisable. Does not include an aggregate of 3,300 shares of common stock subject to currently unexercisable options. Also includes 8,530 shares subject to options that are currently exercisable. Does not include an aggregate of 17,038 shares of common stock subject to currently unexercisable options.

(9) Includes for each of Mr. Daley, Dr. Strauss and Mr. Angowitz 6,700 shares of common stock subject to options that are currently exercisable. Does not include for each of them 3,300 shares of common stock subject to currently unexercisable options.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         From time to time, Mr. Brodsky and his affiliates have engaged in numerous transactions with Health Card.

HEALTH CARD'S RELATIONSHIP WITH SANDATA

         Health Card has entered into various verbal and written agreements, with Sandata, and its wholly-owned subsidiaries, of which Mr. Brodsky is the Chairman of the Board, Treasurer and a principal stockholder. The majority of the services which are provided by wholly-owned subsidiaries, Sandsport Data Services, Inc. and Sandata Home Health Systems, Inc. are related to database and operating system support, hardware leasing, maintenance and related administrative services. Health Card purchases services from Sandata, and its subsidiaries, on an as needed basis based upon negotiated hourly or monthly rates. Sandata also procures the majority of Health Card's computer equipment and furniture and fixtures. Sandata resells these items to Health Card at their cost plus a 10-20% servicing fee depending on the level of up-front consulting required to develop the proper specifications for the equipment. Approximately $181,000 of computer equipment and furniture and fixtures were purchased on Health Card's behalf during the fiscal year ended June 30, 2000. In addition, Sandata, through another wholly-owned subsidiary, Santrax Systems, Inc. resells its telephone services to Health Card based on actual usage.

         A significant portion of Health Card's information systems has historically been developed, enhanced, modified and maintained by Sandsport Data Services, Inc., a wholly-owned subsidiary of Sandata. During the fiscal year ended June 30, 2000, Sandsport billed Health Card approximately $478,000 for quality assurance testing of software programs developed by Health Card along with network support and approximately $147,000 for help desk services. Furthermore, Health Card currently leases computer hardware for its data processing center at a monthly cost of approximately $44,170 from Sandsport pursuant to an oral agreement, terminable at will by either party. Lease payments under this lease for the fiscal years ended June 30, 1999 and 2000 totaled $350,287 and $490,214 respectively. Management of Health Card believes that the terms of such lease and the negotiated billing rates are as fair to Health Card as those that could be obtained from an unaffiliated third party, although no independent fee quotes have been obtained.

         During the fiscal years ended June 30, 1998, 1999 and 2000, Health Card incurred fees to Sandata, or its subsidiaries, in the aggregate amounts of approximately $2,626,781, $2,151,415 and $2,331,000 respectively. As of June 30, 2000, Health Card owed $172,379 to Sandata, or its subsidiaries, which has been paid subsequently.

         As of June 30, 2000, Sandata owed Health Card $503,958 pursuant to a promissory note, dated May 31, 2000, made payable by Sandata to the order of Health Card in the original principal amount of $500,000 plus interest at the rate of 9-1/2%; interest on such note is payable quarterly and such note is due on June 1, 2001.

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

         During the fiscal year ended June 30, 2000, the total payments made by Health Card to Medical Arts were approximately $262,147 of which $66,725 was paid for bookkeeping services, $80,491 was paid for paralegal services and $114,931 was paid for administrative services.

         The hourly rates charged by Medical Arts for such services currently are as follows: paralegal services at $125 per hour, bookkeeping services at $6,650 per month, and administrative services at various rates per hour depending upon the provider of the service. Management believes that the hourly rates charged by Medical Arts are as fair to Health Card as those that could be obtained from an unaffiliated third party, although no independent fee quotes have been obtained.

CONSULTING FEES

     For the fiscal year ended June 30, 2000, Health Card paid aggregate consulting fees to P.W. Capital of $58,111 for services rendered by Mr. Brodsky.

         Prior to the consummation of the Public Offering, in consideration of consulting fees, Mr. Brodsky provided managerial expertise and advice, including but not limited to advice regarding the hiring of executive management and other personnel, marketing and sales matters, and negotiation of contracts with sponsors and other parties. Mr. Brodsky's services were rendered in his capacities as Chairman of the Board of Directors and Chief Executive Officer. Pursuant to an agreement with Mr. Brodsky, payment of the above consulting fees ceased upon consummation of the Public Offering and, in consideration of the provision of such executive services, Mr. Brodsky began to receive, and continues to receive, remuneration as an employee of Health Card. See Item 11 hereof.

         In addition, during the fiscal year ended June 30, 2000, Health Card paid P.W. Capital $28,000 representing lease payments for cars leased for Mr. Brodsky's benefit.

REAL ESTATE

         Health Card occupies approximately 14,600 square feet of space at 26 Harbor Park Drive, Port Washington, New York under an amended lease at a monthly cost of $32,550 (including utilities). The lessor is BFS Realty, LLC, which is affiliated with Mr. Brodsky. The lease expires as of March 30, 2004. Rent under the lease increases by 5% annually. The BFS lease was assigned by Sandata to BFS in November 1996. Mr. Brodsky is the Operating Manager and holder of a majority of the membership interests of BFS. Health Card believes that the terms of this lease are as fair to it as those which could be obtained from an unaffiliated third party, although no independent fee quotes have been obtained. Pursuant to an agreement entered into in 1994, Health Card paid $700,000 in June 1995 in connection with certain allocated leasehold improvements. Health Card began occupying space at 26 Harbor Park Drive in October 1994 and began making rental payments for such space in December 1994. In addition, during the fiscal years ended June 30, 1999 and 2000, Health Card paid another affiliated party approximately $15,833 and $10,2000, respectively, in connection with improvements to the building in which Health Card's offices are located. Sandata also occupies space at 26 Harbor Park Drive. Except for certain common areas, Sandata and Health Card do not share space in such facility.

         Pursuant to a lease dated August 10, 1998 and expiring on August 31, 2005, Health Card occupies approximately 1,500 square feet of space at 63 Manorhaven Boulevard, Port Washington, New York, which is licensed as a pharmacy. The landlord for these premises is 61 Manorhaven Boulevard, LLC, of which Mr. Brodsky is the sole member. The current rent is $1,575 per month; the annual rent increases by 5% per year. Additional rent, in the form of certain expenses, is also payable.

INDEBTEDNESS OF MANAGEMENT

         From time to time, Mr. Brodsky and certain of his affiliates (collectively the "Brodsky Affiliates") and other directors and affiliates of Health Card have borrowed funds, or have incurred indebtedness in connection with the purchase of shares, from Health Card. The following table describes certain information relating to such indebtedness.

                                                LARGEST AGGREGATE
                                             AMOUNT OWED BY DEBTOR          DEBT OWED
                                              DURING FISCAL YEAR              AS OF
                      DEBTOR                 ENDED JUNE 30, 2000          JUNE 30, 2000
                                           ------------------------      ---------------

P.W. Capital  LLC(1)..............................  $4,609,664              $3,872,996
Port Charitable Foundation(2).....................      14,000                  14,000
Bert E. Brodsky(3)................................   1,050,900                     -0-
Gerald Shapiro(4).................................     338,250                 338,250
Sandra Rothstein(5)...............................         850                     850
Linda Portney(6)..................................       2,374                   2,374
Sandata,Inc. (7)..................................     503,958                 503,958

(1) On June 1, 1998, Health Card assigned certain indebtedness aggregating $1,636,785 in principal and accrued interest, if any, from certain persons and entities, including Mr. Brodsky, to P.W. Capital, LLC, a company affiliated with Mr. Brodsky. On June 1, 1998, P.W. Capital executed a demand promissory note made payable to the order of Health Card in the principal amount of $4,254,785 with interest at the rate of 8.5% per annum, payable quarterly, such amount reflecting the assigned debt and amounts then owed by P.W. Capital to Health Card. On June 1, 1998, Mr. Brodsky executed an unconditional guaranty in favor of Health Card for the full and prompt payment to Health Card of all amounts payable under the P.W. Capital promissory note dated June 1, 1998. Such note is secured by 1,022,758 shares of common stock of Health Card and is without recourse to the maker. Such note was restructured by a new non-recourse promissory note dated July 31, 2000, made payable by P.W. Capital to the order of Health Card in the amount of $3,890,940. Such note is payable in annual installments of $400,000 consisting of principal and interest at the rate of 8 1/2% per annum on each of the first and second anniversary date, with the total remaining balance of principal and interest due and payable on July 31, 2003. This note is collateralized by 1,000,000 shares of $.001 par value common stock of Health Card.

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

(3) Includes principal and interest due under a non-recourse (except for interest) promissory note dated July 1, 1997 made payable by Mr. Brodsky to the order of Health Card in the original principal amount of $1,000,000, secured by a pledge of 1,278,447 shares of common stock of Health Card. Interest on such note, at the rate of 8.5% per annum, is payable quarterly. The principal amount of the note is payable five years from the date of the note. This note has been paid in full.

(4) Mr. Shapiro, Vice Chairman of the Board of Health Card, is the Chairman of the Board and Treasurer of Mediclaim, Inc. The amount due includes principal and interest due under a non-recourse (except for interest) promissory note dated July 1, 1997 made payable by Mr. Shapiro to the order of Health Card in the original principal amount of $300,000, secured by a pledge of 383,534 shares of common stock of Health Card. Interest on such note, at the rate of 8.5% per annum, is payable quarterly. The principal amount of the note is payable five years from the date of the note. $38,250 of interest was paid by Mr. Shapiro in July, 2000.

(5) Sandra Rothstein is Mr. Brodsky's administrative assistant. In July 1997, Ms. Rothstein purchased 51,137 shares of common stock of Health Card by delivery of a promissory note made payable to the order of Health Card in the original principal amount of $40,000. This note is secured by 51,137 shares of common stock of Health Card owned by Ms. Rothstein and principal was without, and interest is with, recourse to Ms. Rothstein. As of June 30, 2000, no principal was outstanding with respect to Ms. Rothstein's note, and $850 of interest was outstanding under such note. $850 of interest was paid by Ms. Rothstein in July 2000.

(6)  Linda Portney is Executive Vice President of Operations of Health Card.

(7) Sandata, Inc. is a company affiliated with Health Card, of which Mr. Brodsky is Chairman of the Board, Treasurer and principal stockholder. On May 31, 2000 Sandata, Inc. executed a promissory note made payable to the order of Health Card in the principal amount of $500,000 with interest at 9-1/2% per annum, payable quarterly. The principal amount of the note is payable on June 1, 2001.

         The Brodsky Revocable Trust has repaid certain of the indebtedness reflected above to the extent of approximately $1,992,900 (representing 73% of the proceeds from the sale of shares by the Brodsky Trust pursuant to the Public Offering, net of underwriting discounts and commissions, a non-accountable expense allowance and a financial advisory fee payable to the representatives of the Public Offering). The net proceeds from the sale of shares by the Brodsky Trust were applied first 100% to amounts owed by Mr. Brodsky to Health Card and the balance to amounts owed by P.W. Capital to Health Card. In addition, Mr. Brodsky had agreed to pay in full, within one year of the consummation of the Public Offering, the remaining indebtedness owed by P.W. Capital, reflected in the above table, after application of the net proceeds from the sale of shares by the Brodsky Trust in the Public Offering. However, in July 2000, Health Card restructured such indebtedness with a new promissory note dated July 31, 2000, and made payable by P.W. Capital to the order of Health Card in the amount of $3,890,940. Such note is payable in annual installments of $400,000 consisting of principal and interest at the rate of 8 1/2% per annum on each of the first, second and third anniversary date with the total remaining balance of principal and interest due and payable on July 31, 2003. In the event that P.W. Capital does not pay amounts due as and when required under this promissory note, Health Card's recourse will be to exercise its legal remedies with respect to the Health Card shares held by Health Card as collateral and pursue legal action against Mr. Brodsky under a related guaranty. Such note does not provide for default interest or penalties. [Mr. Shapiro had orally agreed to pay in full the indebtedness reflected opposite his name in the above table within one year of the consummation of this offering. However, in July 2000, Health Card allowed Mr. Shapiro to comply with the payment schedule reflected in footnote 4 to the table above. In the event that Mr. Shapiro does not pay amounts due as and when required under his July 1997 promissory note, Health Card's recourse will be to exercise its legal remedies with respect to the Health Card shares held by Health Card as collateral and pursue legal action against Mr. Shapiro for unpaid interest. Such note does not provide for default interest or penalties.] It is not anticipated that additional advances to or on behalf of Mr. Brodsky or his affiliates will be permitted in the future, unless approved by a majority of Health Card's disinterested Directors.

SUNSTAR HEALTHCARE, INC.

         SunStar Healthcare, Inc., ("SunStar") a Delaware corporation, was engaged in providing managed health care services in the state of Florida by operating an HMO. Its service territory covered 52 counties in central, northern and other parts of Florida, including the metropolitan areas of Tampa, Orlando, Jacksonville, and others. As of November 1, 1998, SunStar served approximately 57,000 enrolled plan members. On February 19, 1999, Mr. Brodsky, as trustee for the irrevocable trusts of each of his children, purchased for $250,000 (an aggregate of $1,000,000) preferred stock and warrants offered by SunStar. Effective May 1, 1999, Health Card began providing services to SunStar. On
February 1, 2000, Health Card was notified that SunStar was placed in receivership under the Department of Insurance of the State of Florida. There is an outstanding receivable from SunStar for the month of January, 2000 of approximately $1.2 million. Health Card intends to file a claim for this amount with the Department of Insurance of the State of Florida. There is no guarantee that the full amount will be collected so Health Card has made an assessment of amounts that might be collected and has reserved for the difference. During the fiscal year ended June 30, 2000, Health Card billed SunStar approximately $10.5 million. See Item 7 hereof.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------  ----------------------------------------------------------------

(a)      1.       FINANCIAL STATEMENTS

               The following consolidated financial statements of Health Card are included herein:

                  Report of Independent Certified Public Accountants                                                F-2

                  Consolidated Balance Sheets as of June 30, 1999 and 2000                                          F-3

                  Consolidated Statements of Income for each of the years ended                                     F-4
                  June 30, 1998, 1999 and 2000

                  Consolidated Statements of Stockholders' Equity (Deficit) for each                                F-5
                  of the years ended June 30, 1998, 1999 and 2000

                  Consolidated Statements of Cash Flows for each of the years ended                                 F-6
                  June 30, 1998, 1999 and 2000

                  Notes to Consolidated Financial Statements                                                        F-7

         2.       FINANCIAL STATEMENT SCHEDULES

                  Schedule II:  Valuation and Qualifying Accounts                                                   S-1

         3.       EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT

3.1               Restated Certificate of Incorporation of Health Card(1)
3.2               Certificate  of  Amendment,  filed May 25, 1999, to  Certificate  of  Incorporation  of Health
                  Card(1)
3.3               Restated Certificate of Incorporation of Health Card, as amended(2)
3.4               Amended and Restated By-Laws of Health Card(1)
4.1               Form of Specimen Common Stock Certificate(1)
4.2               Form of Warrant Agreement, including form of Representatives' Warrants(1)
10.1              Mail Service  Provider  Agreement,  dated July 1, 1996,  between  Health Card and Thrift Drug,
                  Inc. d/b/a Express Pharmacy Services(1)
10.2              Amendment to Mail Service Provider  Agreement,  dated January 1, 1997, between Health Card and
                  Thrift Drug, Inc. d/b/a Express Pharmacy Services(1)
10.3              Software  License  Agreement and  Professional  Service  Agreement,  dated  February 18, 1998, between Health Card and Prospective Health, Inc.(1)
10.4              1999 Stock Option Plan(1)
10.5              Letter, dated January 31, 1996, from Health Card to Mary Casale(1)
10.6              Employee Covenant  Agreement,  dated June 15, 1998, between Health Card and Mary Casale(1)
10.7              Stock Option  Agreement,  dated July 1, 1997,  between Bert Brodsky and Mary Casale(1)
10.8              Letter, dated February 1, 2000, from Mary Casale to Bert E. Brodsky
10.9              Stock Option Agreement,  dated February 1, 2000, between Health Card and Mary Casale
10.10             Letter, dated November 30, 1998,  from Health Card to Marjorie  O'Malley(1)
10.11             Employee Covenant Agreement,  dated December 7, 1998, between Health Card and Marjorie O'Malley (1)
10.12             Stock Option Agreement,  dated December 7, 1998,  between Bert Brodsky and Marjorie  O'Malley(1)
10.13             Letter,  dated  February  1, 2000,  from  Marjorie O'Malley to Bert E. Brodsky
10.14             Stock  Option  Agreement,  dated  February 1, 2000, between Health Card and Marjorie O'Malley
10.15             Letter,  dated November 3, 1998, from Health Card to John Ciufo(1)
10.16             Confidentiality and Non-Disclosure Agreement, dated November 19, 1998, between Health Card and John Ciufo(1)
10.17             Stock Option Agreement,  dated December 7, 1998,  between Bert Brodsky and John Ciufo(1)
10.18             Stock Option Agreement, dated August 3, 1999, between Health Card and John Ciufo
10.19             Letter,  dated  February 1, 2000,  from John Ciufo to Bert E. Brodsky
10.20             Stock Option  Agreement,  dated February 1, 2000,  between Health Card and John Ciufo
10.21             Employee  Covenant  Agreement,  dated June 16, 1998, between Health Card and Ken Hammond(1)
10.22             Stock Option Agreement, dated August 3, 1999,  between  Health Card and Ken Hammond
10.23             Employee  Covenant Agreement,  dated June 1, 1998,  between Health Card and Linda  Portney(1)
10.24             Employment  Agreement,  dated  March 27,  2000,  between  Health  Card and David Gershen
10.25             Stock Option Agreement, dated May 1, 2000, between Health Card and David Gershen
10.26             Employment Agreement, dated May 3, 2000, between Health Card and James Bigl
10.27             Stock Option Agreement, dated June 12, 2000, between Health Card and James Bigl
10.28             Stock Option Agreement,  dated August 3, 1999, between Health Card and Kenneth J. Daley
10.29             Stock Option  Agreement,  dated August 3, 1999,  between  Health Card and Gerald  Angowitz
10.30             Stock Option  Agreement, dated August 3, 1999,  between  Health Card and Richard J. Strauss,  M.D.
10.31             Lease,  dated January 1, 1996,  between  Sandata,  Inc. and Health Card(1)
10.32             Assignment,  dated November 1, 1996, from Sandata,  Inc., to BFS Realty,  LLC(1)
10.33             First Amendment to BFS Realty,  LLC Lease, dated June 1, 1998, between BFS Realty, LLC and Health Card(1)
10.34             Second Amendment to BFS Realty,  LLC Lease,  dated April 1, 1999,  between BFS Realty, LLC and Health Card(1)
10.35             Lease,  dated August 10, 1998,  between 61 Manor Haven Boulevard,  LLC and Health Card(1)
10.36             Promissory  Note, dated July 1, 1997, made payable by Bert Brodsky to the order of Health Card in the original principal amount of $1,000,000(1)
10.37             Letter, dated June 3, 1999, from Bert Brodsky to Health Card(1)
10.38             Promissory  Note,  dated July 1, 1997,  made payable by Gerald  Shapiro to the order of Health Card in the original principal amount of $300,000(1)
10.39             Letter, dated June 3, 1999, from Gerald Shapiro to Health Card(1)
10.40             Promissory Note, dated June 1, 1998, made payable by P.W. Capital,  LLC to the order of Health Card in the original principal amount of $4,254,785(1)
10.41             Agreement of Guaranty, dated June 1, 1998, by Bert E. Brodsky in favor of Health Card(1)
10.42             Demand Promissory Note, dated January 2, 1999, made payable by P.W. Capital,  LLC to the order of Health Card, in the original principal amount of $90,100(1)
10.43             Promissory  Note,  dated July 31,  2000,  made  payable by P.W.  Capital,  LLC to the order of
                  Health Card, in the amount of $3,890,940.
10.44             Consulting Agreement,  dated April 14, 1994, between P.W. Medical Management,  Inc. and Health Card(1)
10.45             Assignment,  dated July 1, 1996,  between  P.W.  Medical  Management,  Inc.  and P.W.  Capital Corp.(1)
10.46             Letter, dated June 8, 1999, from P.W. Capital Corp. to Health Card(1)
10.47             Letter, dated June 9, 1999, from Bert E. Brodsky to Health Card(1)
10.48             Letter, dated June 8, 1999, from the Bert E. Brodsky Revocable Trust to Health Card(1)
10.49             Letter agreement,  dated June 30, 1999, between the Bert E. Brodsky Revocable Trust and Health Card(1)
10.50             Employment Agreement, dated July 1, 1999, between Health Card and Bert E. Brodsky(1)
10.51             Letter, dated June 8, 1999, from Bert E. Brodsky to Health Card(1)
10.52             Form of Lock-up Agreement(1)
10.53             Acquisition and Merger Agreement,  dated as of June 27, 2000, between Health Card and Pharmacy Associates, Inc.(3)
10.54             Lease Agreement,  dated March 4, 1996,  between Pharmacy  Associates,  Inc. and Executive Park Partnership
10.55             Amendment to Lease,  dated November 2, 1998, between Pharmacy  Associates,  Inc. and Executive Park Partnership
10.56             Amendment to Lease, dated November 19, 1998, between Pharmacy  Associates,  Inc. and Executive Park Partnership
10.57             Lease  Agreement,  dated July 8, 1999,  between Pharmacy  Associates,  Inc. and Executive Park Partnership
21                Subsidiaries of Health Card
27                Financial Data Schedule

(1)  Denotes  document  filed  as  an  exhibit  to  Health  Card's  Registration
     Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.

(2)  Denotes  documentation  filed as an Exhibit to Health Card's Report on Form
     10-K for the fiscal year ended June 30, 1999.

(3) Denotes document filed as an exhibit to Health Card's Form 8-K for an event dated July 20, 2000 and incorporated herein by reference.

(b)      REPORTS ON FORM 8-K

          No Report on Form 8-K was filed by Health Card during the three months ended June 30, 2000.


                            NATIONAL MEDICAL HEALTH
                               CARD SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONTENTS
                                                                                        Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                      F-2

CONSOLIDATED FINANCIAL STATEMENTS:

     Balance sheets as of June 30, 1999 and 2000                                        F-3

     Statements  of Income for each of the years ended June 30,  1998,  1999 and
     2000                                                                               F-4

     Statements of  Stockholders'  Equity  (Deficit) for each of the years ended
     June 30, 1998, 1999 and 2000                                                       F-5

     Statements of Cash Flows for each of the years  ended June 30,  1998,  1999
     and 2000                                                                           F-6

     Notes to Financial Statements                                                      F-7


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
National Medical Health Card Systems, Inc. and Subsidiaries
Port Washington, New York

We have audited the accompanying consolidated balance sheets of National Medical Health Card Systems, Inc. and Subsidiaries as of June 30, 1999 and 2000, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the management of National Medical Health Card Systems, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Medical Health Card Systems, Inc. and Subsidiaries as of June 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with generally accepted accounting principles.

BDO Seidman, LLP
Melville, New York

September 19, 2000

CONSOLIDATED BALANCE SHEETS

                                                                                                     June 30,
 ------------------------------------------------------------------------------------- --------------------------------------
                                                                                              1999               2000
 ------------------------------------------------------------------------------------- ------------------- ------------------
 ASSETS
 CURRENT:

    Cash and cash equivalents (including cash equivalent investments of $11,181,583
       on June 30, 2000)                                                                   $  2,815,863         $15,724,730
    Accounts receivable, less allowance for possible losses of $846,344 and $726,551         13,233,760          13,409,219
    Rebates receivable                                                                        5,303,786           3,685,576
    Due from affiliates                                                                               -             903,958
    Deferred income tax                                                                         530,000             409,000
    Other current assets                                                                        283,694             268,651
 ------------------------------------------------------------------------------------- ------------------- ------------------
         TOTAL CURRENT ASSETS                                                                22,167,103          34,401,134
    Property, equipment and software development costs, net                                   2,754,522           6,424,170
    Due from affiliates                                                                       4,579,280           3,486,996
    Other assets                                                                                 15,728              51,318
    Deferred income tax                                                                         166,000                   -
    Deferred offering costs                                                                   1,163,378                   -
 ------------------------------------------------------------------------------------- ------------------- ------------------
                                                                                            $30,846,011         $44,363,618
 ------------------------------------------------------------------------------------- ------------------- ------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT:

    Accounts payable and accrued expenses                                                   $26,883,745         $27,430,684
    Current portion of capital lease obligations                                                  1,950             456,437
    Due to officer/stockholder                                                                  390,000              60,000
    Due to affiliates                                                                           750,968             311,767
    Income taxes payable                                                                        704,489              11,991
    Other current liabilities                                                                   116,544             100,036
 ------------------------------------------------------------------------------------- ------------------- ------------------
         TOTAL CURRENT LIABILITIES                                                           28,847,696          28,370,915
    Capital lease obligations, less current portion                                                   -           1,875,444
    Deferred tax liability                                                                            -             692,000
 ------------------------------------------------------------------------------------- ------------------- ------------------
         TOTAL LIABILITIES                                                                   28,847,696          30,938,359
 ------------------------------------------------------------------------------------- ------------------- ------------------
 COMMITMENTS AND CONTINGENCIES (NOTE 8)
 STOCKHOLDERS' EQUITY:

    Preferred stock $.10 par value; 10,000,000 shares authorized, none outstanding                    -                   -
    Common stock, $.001 par value, 25,000,000 shares authorized, 5,312,496 and
       6,912,496 shares issued 5,312,496 and 6,721,496 outstanding                                5,313               6,913
    Additional paid-in capital                                                                2,868,573          12,405,010
    Retained earnings                                                                           480,529           2,096,203
    Treasury stock at cost, 191,000 shares                                                            -            (743,767)
    Notes receivable - stockholders                                                          (1,356,100)           (339,100)
 ------------------------------------------------------------------------------------- ------------------- ------------------
         TOTAL STOCKHOLDERS' EQUITY                                                           1,998,315          13,425,259
 ------------------------------------------------------------------------------------- ------------------- ------------------
                                                                                            $30,846,011         $44,363,618
 ------------------------------------------------------------------------------------- ------------------- ------------------

                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME


                                                                                Years Ended June 30,
                                                         --------------------------------------------------------------------
                                                                    1998                   1999                   2000
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------

 Revenues                                                    $98,528,384             $134,031,026           $172,313,838
 Cost of claims                                               89,770,402              121,536,733            158,015,411
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------
    Gross profit                                               8,757,982               12,494,293             14,298,427

 Selling, general and administrative expenses*                 7,192,027               10,171,314             12,357,819
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------

 Operating income                                              1,565,955                2,322,979              1,940,608
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------
 Other income (expense):
    Other income, net                                            264,666                  674,936                922,066
    Public offering costs                                       (445,173)                 (82,904)                     -
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------
                                                                (180,507)                 592,032                922,066
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------
 Income before income taxes                                    1,385,448                2,915,011              2,862,674
 Provision for income taxes                                      569,000                  976,000              1,247,000
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------
 Net income                                                 $    816,448           $    1,939,011         $    1,615,674
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------

 Earnings per common share:
    Basic                                                  $          0.16        $              0.37    $              0.24
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------
    Diluted                                                $          0.16        $              0.37    $              0.24
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------
 Weighted average number of common shares outstanding:

    Basic                                                      4,966,885                5,205,084              6,720,104
    Diluted                                                    4,969,166                5,205,084              6,720,104
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------

    *Includes amounts charged by affiliates
       aggregating:                                         $  4,904,514           $    2,816,982         $    2,985,506
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------



               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    Notes                                                            Retained
                                  Receivable                                           Additional    Earnings
                                 Stockholders  Preferred Stock  Common Stock        Paid-in Capital  (Deficit)   Treasury Stock
                                 ------------  ---------------  ------------       ---------------  ---------   --------------
                                               Shares  Amount   Shares     Amount                                Shares   Amount
                                               ------  ------   ------     ------                                ------   ------
 BALANCE, JUNE 30, 1997          $   (72,000)       -       -   3,258,459  $3,259            -     $2,274,930)        -        -
    Sale of stock                  (1,340,000)      -       -   1,713,118   1,713   $1,338,287              -         -        -
    Interest on notes receivable     (113,900)      -       -           -       -            -              -         -        -
    Capital distributions, net of
       income taxes                         -       -       -           -       -     (437,159)             -         -        -
    Repayment of loan by
       stockholder                     72,000       -       -           -       -            -              -         -        -
    Net income                              -       -       -           -       -            -        816,448         -        -

 BALANCE, JUNE 30, 1998            (1,453,900)      -       -   4,971,577   4,972      901,128     (1,458,482)        -        -
    Interest on notes receivable     (113,900)      -       -           -       -            -              -         -        -
    Interest paid on notes
       receivable                     171,700       -       -           -       -            -              -         -        -
    Principal paid on notes
       receivable                      40,000       -       -           -       -            -              -         -        -
    Sale of stock                           -       -       -     340,919     341    1,999,659              -         -        -
    Capital distributions, net of
       Income taxes                         -       -       -           -       -      (32,214)             -         -        -
    Net income                              -       -       -           -       -            -      1,939,011         -        -

 BALANCE, JUNE 30, 1999            (1,356,100)      -       -   5,312,496   5,313    2,868,573        480,529         -        -
    Sale of stock                           -       -       -   1,600,000   1,600    9,536,437              -         -        -
    Stock purchase                          -       -       -           -                    -              -   191,000 (743,767)
    Interest paid on notes
       receivable                      49,583       -       -           -       -            -              -          -        -
    Principal paid on notes
       receivable                   1,000,000       -       -           -       -            -              -          -        -
    Interest on notes receivable      (32,583)      -       -           -       -            -              -          -        -
    Net income                              -       -       -           -       -            -      1,615,674          -        -


 BALANCE, JUNE 30, 2000            $ (339,100)      -       -   6,912,496  $6,913   12,405,010     $2,096,203   $191,000 $(743,767)


                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years Ended
                                                                                     June 30,

 ----------------------------------------------------------- ---------------------------------------------------------

                                                                      1998                  1999           2000
 ----------------------------------------------------------- -------------------- ----------------- ------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:


 OPERATING ACTIVITIES:

    Net income                                                    $    816,448        $1,939,011       $  1,615,674
    Depreciation and amortization                                      368,644           772,389          1,299,984
    Bad debt expense and allowance for possible    losses               70,000           602,155            995,806
    Compensation expense accrued to officer/stockholder                 30,000           360,000             60,000
    Deferred income taxes                                              488,000           201,000            979,000
    Interest accrued on stockholders' loans                           (113,900)         (113,900)           (32,583)
    CHANGES IN ASSETS AND LIABILITIES:
       Accounts receivable                                          (2,836,750)       (7,756,836)        (1,171,304)
       Other current assets                                            (27,138)         (188,380)            26,451
       Rebates receivable                                           (2,577,201)       (1,238,918)         1,618,210
       Due to/from affiliates                                       (1,562,981)           20,921           (250,875)
       Accounts payable and accrued expenses                         6,175,665         6,233,083          1,663,317
       Income taxes payable                                             59,881           644,608           (692,498)
       Other liabilities                                                31,420            47,764            (16,508)
 ----------------------------------------------------------- -------------------- ----------------- ------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                             922,088         1,522,897          6,094,674
 ----------------------------------------------------------- -------------------- ----------------- ------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures                                           (864,108)       (1,930,468)        (2,431,861)
       Loans (to)/from stockholders                                   (792,200)           10,774           (390,000)
       Repayment of loans by officer/stockholder                     1,167,919                 -                  -
       Repayment of note by stockholder                                 72,000            40,000          1,049,583
       Interest received on notes from stockholders                          -           171,700                  -
 ----------------------------------------------------------- -------------------- ----------------- ------------------
 NET CASH USED IN INVESTING ACTIVITIES                                (416,389)       (1,707,994)        (1,772,278)
 ----------------------------------------------------------- -------------------- ----------------- ------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:

       Sale of common stock - net                                            -         2,000,000          9,538,037
       Capital distribution                                           (728,598)          (54,214)                 -
       Repayment of debt and Capital Lease Obligations                (253,906)           (7,792)          (207,799)
       Treasury stock                                                        -                 -           (743,767)
       Deferred offering costs                                               -          (242,826)                 -
 ----------------------------------------------------------- -------------------- ----------------- ------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (982,504)        1,695,168          8,586,471
 ----------------------------------------------------------- -------------------- ----------------- ------------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (476,805)        1,510,071         12,908,867
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,782,597         1,305,792          2,815,863
 ----------------------------------------------------------- -------------------- ----------------- ------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,305,792        $2,815,863        $15,724,730
 ----------------------------------------------------------- -------------------- ----------------- ------------------

                     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.     SIGNIFICANT ACCOUNTING    NATURE OF BUSINESS
          POLICIES

               National Medical Health Card Systems, Inc. (the "Company", "Health Card") provides comprehensive prescription benefit management services to plan sponsors which include managed care organizations, local governments, unions, corporations and third party health care plan administrators through its network of licensed pharmacies throughout the United States. The Company's prescription benefit management services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail pharmacy claims management, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, disease information programs, data access, reporting and analysis and physician profiling.

               The Company enters into two types of arrangements for the payment of administrative fees, fee for service (per claim charges) and capitation(per plan participant per month charges). Under the fee for service arrangement, the Company is paid by the plans for their disbursements plus a set transaction fee. Under the capitation arrangement, the Company receives its fee based on the number of participants per month and pays for the cost of prescriptions filled and thus shares the risk of operating profit or loss with these plans. As of January 1, 2000, all services are provided on a fee for service basis.

          BASIS OF CONSOLIDATION

               In October 1998, the Company acquired National Medical Health Card IPA, Inc., ("IPA") which is an independent practice association under the laws of New York. This wholly owned subsidiary is a recently formed inactive company acquired from a relative of the principal stockholder for no consideration. The Company intends that the IPA will be the contracting party with respect to any contracts with Health Maintenance Organizations or providers containing financial risk sharing provisions. The IPA is subject to the regulatory authority of the Department of Health and the laws, rules and regulations applicable to independent practice associations in New York. Activities conducted through June 30, 2000 included organization, planning and development of the IPA's activities and securing regulatory approvals.

               Specialty Pharmacy Care, Inc. ("Specialty") was incorporated in January 2000. This wholly owned subsidiary was established to provide manufacturer rebate administration services to Health Card. Effective as of April 2000, Health Card began to enter into rebate agreements directly with drug manufacturers. Although these agreements are between Health Card and drug manufacturers, Specialty administers these contracts on behalf of Health Card. Specialty retains a percentage of rebates collected.

               Currently, Specialty does not have any full time employees. Specialty reimburses Health Card for the use of its employees on an as needed basis.

               The consolidated financial statements include the Company and the above wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

          CASH EQUIVALENTS

               The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity date of three months or less from purchase date to be cash equivalents. Cash equivalents also include short-term, highly liquid investments (primarily municipal bonds with interest rates that are re-set monthly) which are readily convertible into cash at par value (cost). Cash equivalents at June 30, 1999 and 2000 includes $838,000 and $1,130,000, respectively which is restricted as to its use.


         REVENUE RECOGNITION AND COST OF CLAIMS

               Revenue under the fee for service arrangement related to the sales of prescription drugs by the Company's nationwide network of pharmacies are recognized when the claims are adjudicated. At the point-of-sale, the pharmacy claims are adjudicated using the Company's computerized on-line processing system. Adjudication is the process by which the plan participant is checked for eligibility of coverage, the prescription is compared to the plan parameters established by the sponsor, the particular drug is reviewed for contraindications based upon the plan participant's drug history, age and sex and the information is placed into a database available for reporting and query. The Company invoices plan sponsors and includes as revenues the Company's administrative fees and charges relating to pharmaceuticals dispensed by the Company's network of pharmacies. Cost of claims includes the amounts paid to the Company's network of pharmacies for pharmaceutical claims reduced by rebates from drug manufacturers. The Company does not take possession or legal ownership of the pharmaceutical drugs dispensed by the pharmacy network, although the Company assumes the legal responsibility and financial risk of paying for dispensed pharmaceuticals whether or not the Company is paid by its sponsors.

               Revenues under the capitation arrangements are recognized monthly based on the number of participants and costs under the capitation agreements are recognized as incurred.

               The Company records the portion of the net rebates from drug manufacturers, which it retains as a reduction of cost of claims. These rebates are recognized when the Company is entitled to them in accordance with the terms of the Company's arrangements with drug manufacturers and third party rebate administrators and the Company's sponsors and when the amount of the rebates is determinable. The Company records the gross rebate receivable and the appropriate payable to the sponsors based on estimates, which are subject to final settlement. The estimates are based upon the claims submitted and the Company`s rebate experience, and are adjusted as additional information becomes available. Currently some rebates are processed by a third party rebate administrator and the remaining rebates are submitted by Specialty directly to the drug manufacturers for reimbursement (see Note 1). For the years ended June 30, 1998, 1999 and 2000, net rebates recorded by the Company as a reduction of cost of claims were $1,460,537, $2,541,959 and $3,817,856, respectively.

          PROPERTY, EQUIPMENT AND SOFTWARE

               Office equipment and furniture and fixtures are being depreciated over five years using the straight-line method of depreciation.

               Property under capital lease obligations is amortized on a straight line basis using a useful life ranging from five to eight years.

               Leasehold improvements are amortized on a straight-line basis over the term of the lease.

               Expenditures relating to the development of software to be used in the claims adjudication process are charged to expense until technological feasibility is established upon completion of a working model of the software. Thereafter, the remaining software development costs up to the date such software is completed are capitalized and included on the balance sheet as software development costs. During the years ended June 30, 1999 and 2000, $1,434,507 and $1,178,977 in software development costs were capitalized, respectively.

               Amortization of capitalized amounts commences on the date the software is placed into use and is computed using the straight-line method over the estimated economic life of the software, primarily five years. Amortization expense was $213,340, $460,234 and $841,703 for the years ended June 30, 1998, 1999 and 2000, respectively.

               A significant portion of the Company's computer software was developed by a company affiliated by common ownership (See Note 3). The cost includes development of software programs and enhancements, which may either expand or modify existing programs. To the extent that the Company has capitalized certain amounts for software development and those amounts exceeded the costs incurred by the affiliate, this excess has been charged to stockholders' equity (deficit) as a capital distribution.

          DEFERRED OFFERING COSTS

               The Company accounts for deferred offering costs in accordance with SAB Topic 5:A. Accordingly, only specific incremental costs directly attributable to a proposed or actual offering are classified as deferred offering costs.

               The deferred offering costs in connection with the Company's Public Offering consummated on August 2, 1999 were capitalized and subsequently were charged to equity upon consummation of the Public Offering. (See Note 13).

          LONG LIVED ASSETS

               Long lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No such impairment existed through June 30, 2000.

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

          COMPUTATION OF EARNINGS PER COMMON SHARE

               Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share has been computed using the basic weighted average shares of common stock issued plus outstanding stock options and warrants, in the periods in which such options and warrants have a dilutive effect.

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

               Financial instruments which potentially subject the Company to concentrations of credit risk are cash balances deposited in financial institutions which exceed FDIC or SIPIC insurance limits. Amounts on deposit with financial institutions which exceeded the FDIC or SIPIC insurance limits at June 30, 1999 and 2000 were $3,177,895 and $16,506,606, respectively.

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

           ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

               The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the current nature of these instruments. The fair value of the loans due from stockholders and affiliates is difficult to estimate due to their related party nature. Certain amounts due to a stockholder represent accrued bonuses and do not bear interest. Loans due from affiliates bear market interest rates; therefore, the Company believes that the carrying amount approximates fair value.

          EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARD

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

               In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently assessing the impact of SAB 101 on its consolidated financial statements, and believes that the effect, if any, will not be material to the Company's operating results.

   2.     PROPERTY, EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS

               Property, equipment and software development costs consist of the following:

                                                              June 30,
                                                          1999      2000
           ----------------------------------------- ------------ ----------
           Equipment                                  $  644,246    $999,757
           Software                                    3,746,101   5,062,599
           Leasehold improvements                         72,207     109,385
           Property under capital lease obligations            -   2,537,730
           ----------------------------------------- ------------ -----------
                                                       4,462,554   8,709,471
           Accumulated depreciation/amortization       1,708,032   2,285,301
           ----------------------------------------- ------------ -----------
                                                       $2,754,522 $6,424,170
           ----------------------------------------- ------------ -----------

               Accumulated   depreciation   on  property   under  capital  lease
          obligations was $140,369 as of June 30, 2000.

               Depreciation and amortization expense for the years ended June 30, 1998, 1999 and 2000 was $368,644, $772,389 and $1,299,984,
          respectively.

   3.       RELATED PARTY
            TRANSACTIONS

            (A)      DISTRIBUTIONS - CAPITAL

     Due to affiliates represent trade payables for developed software, other software services, operating leases and maintenance costs. During 1998, an affiliate charged the Company approximately $208,000, as a fee to hire programmers, which were formerly employed by an affiliated company. The Company assumed a liability of $86,000 relating to these employees.

                    In accordance with SAB 48, the Company has recorded  amounts in excess of affiliates' cost for capitalized software development and acquisition of employees as a capital distribution, net of tax as follows:

                                            1998       1999      2000
               ------------------------ ----------  --------- ---------------

                Software development    $ 520,122   $ 54,214  $         -

                Acquisition of
                employees                 208,476          -            -

                Tax effect               (291,439)   (22,000)           -
                ------------------------ ---------  ---------- --------------

                Net charge to
                stockholders' equity
                (deficit)               $ 437,159   $ 32,214    $       -
                                        ------------------------------------

            (B)   OTHER

                    On May 31,  2000,  the  Company  loaned  money to a  company affiliated by common ownership in the amount of $500,000. This amount is due on June 1, 2001. Interest is 9-1/2% per annum to be paid quarterly. The balance of this loan at June 30, 2000 with accrued interest was $503,959 and is included in due from affiliates.

               Due from affiliates also includes a note from another company affiliated by common ownership. As of June 30, 2000 the balance due from this affiliate including accrued interest was $3,886,995. Such amount bore interest at 8.5% per annum, payable quarterly. The note was collateralized by 1,022,758 shares of $.001 par value common stock of the Company registered in the name of the majority stockholder and was subject to the personal guarantee of the majority stockholder. Such note was restructed by a new non-recourse promissory note dated July 31, 2000, made payable by the affiliate to the order of the Company in the amount of $3,890,940. Such note is payable in annual installments of $400,000 consisting of principal and interest at the rate of 8 1/2% per annum on each of the first and second anniversary dates, with the total remaining balance of principal and interst due and payable on July 31, 2000. The note is collaterialized by 1,000,000 shares of $.001 par value common stock of the Company registered in the name of the majority stockholder and is subject to the personal guarantee of the majority stockholder. For the years ended June 30, 1998, 1999 and 2000, the amount of interest income accrued was $0, $361,657 and $314,233, respectively. Interest paid by the affiliate in December 1998 aggregated $183,000.

                    Concurrent  with the  consummation  of the Company's  Public
               Offering, on August 2, 1999 a trust controlled by the Company's majority stockholder (the "Selling Stockholder") sold 400,000 shares of common stock from its holdings. The Company received
               $1,992,900 from the sale by the Selling Stockholder of which $1,042,500 was applied to amounts owed by the Selling Stockholder and the balance to amounts due from the affiliate. (See Note 13).

                    On   January   2,  1999,   another   affiliate   executed  a
               non-interest bearing note payable to the Company in the amount of $90,100 to evidence advances to the affiliate in the same amount. Such advances were repaid during fiscal 2000.

                    Prior  to  June  1,  1998,  the  Company  leased  all of its employees from an affiliated company at an agreed upon price equal to the affiliate's cost plus a 7% administrative fee. Effective June 1, 1998, the Company hired these employees (which included programmers as discussed above) and paid its own payroll and related costs. For the years ended June 30, 1998, 1999 and 2000, the administrative fee charged by the affiliate was approximately $157,000, $-0- and $-0-, respectively.

                    Certain costs paid to the  affiliates  were  capitalized  as software development costs. For the years ended June 30, 1999 and 2000, the amounts charged by affiliates and capitalized were $612,906 and $477,728, respectively.

                    The Company purchased equipment from an affiliate during the year ended June 30, 2000 for approximately $181,646. The price included a 20% purchasing and handling fee.

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

                    Management believes the foregoing allocations were made on a reasonable basis. Although these allocations do not necessarily represent the costs which would have been or may be incurred by the Company on a stand-alone basis, management believes that any variance in costs would not be material.

                    General and administrative  expenses related to transactions with affiliates included in the statement of income are:

                                                     Year ended June 30,
                                           -------------------------------------

                                               1998        1999           2000
                                           -------------------------------------
               Software maintenance and
               related services(I)         $1,124,626  $   770,396   $   977,032

               Management and consulting
               fees(II)                       857,540    1,524,451     1,355,482

               Administrative and
               bookkeeping services(III)    2,618,155      237,307       262,147

               Rent and utilities             304,193      284,828       390,845
                                           -------------------------------------
                                           $4,904,514   $2,816,982    $2,985,506
                                           -------------------------------------

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

                    Due from  stockholders as of June 30, 2000 represents a loan to a stockholder. This loan bears interest at 8.5% and has a repayment date of July 1, 2002.

                    For the year ended June 30, 1999 and 2000,  the Company paid
               the  annual  premium  of   approximately   $66,000  and  $69,000,
               respectively, on a life insurance policy where the majority stockholder is the owner and beneficiary.

     (c) Leases See note 8(a) for information regarding leases with related parties.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                    Accounts   payable  and  accrued  expenses  consist  of  the
               following:

                                                       June 30
                                              -------------------------------

                                                  1999           2000
               ------------------------------------------    ----------------

               Claims payable                 $17,553,036    $22,571,928

               Rebates payable to sponsors      7,062,159      3,565,258

               Other payables                   2,268,550      1,293,498
               ----------------------------------------- -------------------

                                              $26,883,745    $27,430,684
               ----------------------------------------- -------------------

   5.       CAPITAL LEASE OBLIGATIONS
                    The  following  is a schedule,  by year,  of future  minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at June 30, 2000.

                    Payments for the year ending June 30,

                    --------------------------------------------------------
                    2001                                         $   686,754
                    2002                                             686,754
                    2003                                             632,104
                    2004                                             522,804
                    2005                                             338,800
                    --------------------------------------------------------
                     Total minimum lease payments                  2,867,216
                     Less: Amount representing interest              535,335
                     -------------------------------------------------------
                     Present value of net minimum lease payments   2,331,881
                     Less: Current portion                           456,437
                     -------------------------------------------------------
                     Long-term lease obligations                  $1,875,444
                     -------------------------------------------------------

   6.       MAJOR CUSTOMERS AND PHARMACIES

                    For the year ended June 30, 1998,  approximately 42% and 15%
               of revenues were from two plan sponsors, respectively. For the year ended June 30, 1999, approximately 37%, 14% and 12% of revenues were from three plan sponsors, respectively. For the year ended June 30, 2000, approximately 27% and 12% of revenues were from two plan sponsors, respectively. Amounts due from these customers at June 30, 1999 and 2000 approximated $6,813,000 and $3,859,000, respectively. The Company's arrangements with these plan sponsors are either oral, short-term, terminable by the sponsor or subject to continuing negotiation.

                    During the year ended June 30,  1999,  the Company  recorded approximately $500,000 of additional revenue when the amount of an adjustment under the provisions of one of its arrangements to adjust for the increased cost of drugs, primarily related to the prior year, became determinable, upon the Company receiving verbal acceptance of the calculations.

                    For  the  years  ended  June  30,   1998,   1999  and  2000,
               approximately 25%, 41%, and 42% of the cost of claims were from two pharmacy chains. Amounts payable to these two pharmacy chains at June 30, 1999 and 2000 were approximately $7,686,000 and $9,608,000, respectively.

                    As  specified  in  one  of its  arrangements  with  a  major customer, the Company has deposited with this customer an irrevocable standby letter of credit of $2 million to insure the fulfillment of certain obligations by the Company to the customer. As of June 30, 2000, no claims have been made under this letter of credit.

   7.       TAXES ON INCOME

                    Provisions for federal and state income taxes consist of the following:


                                 Year ended June 30,
               -------------------------------------------------
                              1998       1999            2000
               -------------------------------------------------
               CURRENT:
                 Federal  $  60,000     $596,000     $  199,000
                 State       21,000      179,000         69,000
               -------------------------------------------------
                             81,000      775,000        268,000
               -------------------------------------------------
               DEFERRED:
                 Federal    363,000      135,000        727,000
                 State      125,000       66,000        252,000
               ----------------------------------------- -------
                            488,000      201,000        979,000
               -------------------------------------------------
               TOTAL       $569,000     $976,000     $1,247,000
               -------------------------------------------------


               In  fiscal  1998,  1999 and  2000,  $291,439,  $22,000  and $-0-,
          respectively, of income tax benefits reduced the capital distribution in those years (Note 3(a)).

                    Differences  between  the  federal  statutory  rate  and the
               Company's effective tax rate are as follows:

                                                 Year ended June 30,
                              -----------------------------------------------
                                                1998    1999     2000
               --------------------------------------------------------------
               Statutory rate                  34.0%    34.0%    34.0%
               State taxes - net of federal
                 taxes                          7.1      5.4      7.4
               Utilization of net operating
                 loss carryforward                -     (7.3)       -
               Permanent differences              -      1.4       1.5
                 Other                            -        -        .7
               --------------------------------------------------------------
                                               41.1%    33.5%    43.6%
               --------------------------------------------------------------

                    Deferred  income  tax  assets   (current  and   non-current)
               resulting from temporary differences are as follows:

               JUNE 30,                             1999       2000
               ------------------------------------------------------
               Accounts receivable allowances     $333,000   $309,000
               Vacation expense accrual             41,000     43,000
               Officer/stockholder bonus accrual   156,000     57,000
               Property and equipment              166,000          -
               ------------------------------------------------------
                                                  $696,000   $409,000
               ------------------------------------------------------


                    Deferred income tax liabilities of $692,000 at June 30, 2000 resulted from temporary differences in property and equipment.


   8.       COMMITMENTS AND CONTINGENCIES

                    (A) The Company leases offices space in Port Washington, New
               York from acompany affiliated by common ownership under an agreement expiring March 30, 2004. Leasehold improvements made to this space during the year ended June 30, 1999 and June 30, 2000 were $72,207 and $37,178, respectively.

                    In September 1998 the Company leased space for a pharmacy in
               Port Washington, New York, from a Company affiliated by common ownership under a seven-year agreement expiring August 31, 2005.

                    Rent expense charged by affiliates  including  utilities for the years ended June 30, 1998, 1999 and 2000 under operating leases amounted to $304,193, $284,828 and $390,845, respectively.

                    Future  minimum  rent  payments  under  the   noncancellable
               operating leases with related and other parties at June 30, 2000 are as follows:

               YEAR ENDING JUNE 30,

               --------------------------------------------------
               2001                    $  425,000
               2002                       436,000
               2003                       458,000
               2004                       362,000
               2005                        24,000
               Thereafter                   4,000
               --------------------------------------------------
                                       $1,709,000

               --------------------------------------------------

                    Rent  expense  for the years ended June 30,  1998,  1999 and
               2000 were $285,818, $273,937, and $411,570, respectively.

                    (B) In February 1998, the Company  entered into an agreement to purchase computer software products and professional services with an unrelated company. The agreement requires the Company to pay an initial license fee of $400,000, of which $100,000 was paid upon signing and $25,000 was payable monthly through February 1999. The initial license fee of $400,000 has been capitalized and is being amortized over three years. In addition, if certain milestones were reached based on the number of processed claims, as defined, the license fee increases incrementally, up to an additional $500,000 over the term of the agreement. In February 1999, the Company met certain milestones, resulting in an additional license fee of $150,000, which was capitalized and is being amortized over three years. The Company did not meet any additional milestones during the year ended June 30, 2000. The agreement also provides for the annual payment of 18% of the initial license fee, as defined, as a service maintenance fee which is expensed as incurred.

                    (C) On February 9, 1999, the Company was informed by counsel that an action was brought against it by the West Contra Costa Unified School District and an individual plaintiff in the State of California. The case was subsequently removed to Federal court. The complaint alleges, among other things, that the parties entered into a contract in November 1996, for services to be provided by the Company and, subsequently, the Company unilaterally terminated the contract on December 16, 1996. The complaint further alleges that this termination was in violation of the terms of the contract and one or more statutory provisions; that the termination resulted in the school district incurring approximately $150,000 in additional costs due to its having to enter into a fee for service arrangement with the Company in order to continue providing prescription benefits to its plan members; and that, due to the wrongful termination of the contract, the school district was forced to secure a replacement for the benefits and services that were to have been provided under the contract with the Company. In connection with this last circumstance, the complaint alleges that the school district incurred approximately $400,000 in additional expenses. The complaint also seeks treble damages. If treble damages were allowable in this case and a judgment were to be entered against the Company, the Company would be liable for damages in excess of $1,500,000. The Company is currently in the process of assessing plaintiff's alleged damages based upon documents produced in the discovery phase and is expected to commence with depositions shortly. The Company denies the allegations and intends to vigorously defend this action. In the opinion of management, the outcome of this litigation will not have a material adverse effect on the Company's financial position or its results of operations.

                    (D) Commencing with the year ending June 30, 2000, the Company has an employment arrangement with its senior executives which entitles them to participate in a bonus pool equal to 15% of any increase in pretax profits over the prior year.

                    (E) The Company  entered into an employment  agreement  with the majority stockholder effective July 1, 1999. Pursuant to this agreement, the majority stockholder has agreed to serve as Chairman of the Board of Directors at an annual salary of $200,000, subject to adjustment by the Board of Directors. The agreement commenced on July 1, 1999 and has a term of two years, unless terminated by the Company for cause, or in the event the stockholder becomes permanently disabled. The agreement provides for certain fringe benefits payable to or on behalf of the majority stockholder, such as the use of an automobile. In addition, the agreement provides for certain termination benefits payable to the majority stockholder, which depending upon the reason for termination, can be equal to up to two years salary.

                    (F) The  Company  has an  employment  arrangement  with  its
               Executive Vice President of Sales and Marketing who is entitled to commissions of .5% of gross revenues received from direct accounts sold and .25% of gross revenues received from accounts sold by sales people under her management.

                    (G) The Company  entered into an employment  agreement  with its President and Chief Operating Officer for an initial term of one-year effective June 12, 2000. Employment automatically continues after the initial term unless terminated by either party. Pursuant to this agreement, an annual salary of $188,000 and a $25,000 signing bonus has been specified. This employee will also be entitled to participate in the bonus pool for senior executives. In addition, the agreement provides for certain termination benefits, which depending upon the reason for termination, can equal up to one year of salary. In connection with the Employment Agreement, the Company granted 100,000 incentive stock options to purchase shares of common stock at $5.00 per share.

                    (H) The Company  entered into an employment  agreement  with its Senior Vice President of Finance for an initial term of one-year effective May 1, 2000. Employment automatically continues after the initial term unless terminated by either party. Pursuant to this agreement, an annual salary of $150,000 and a $25,000 bonus upon the completion of one full year of employment with the Company had been specified. This employee will also be entitled to participate in the bonus pool for senior executives. In addition, the agreement provides for certain termination benefits, which depending upon the reason for termination, including but not limited to, a change of control, can equal up to one year of salary. In connection with the Employment Agreement, the Company granted 35,000 incentive stock options to purchase shares of common stock at $5.00 per share.

   9.       STOCK OPTIONS AND WARRANTS
                (A)  STOCK OPTIONS

                    During the year ended June 30,  2000,  the  Company  granted incentive options under the 1999 Stock Option Plan "the Plan". The total number of shares of common stock reserved by the Company for issuance under the Plan is 1,650,000 plus an indeterminable number of shares of common stock issuable upon the exercise of "reload options". Total shares issued under the plan total 656,469 options. Stock options outstanding have a life from 5 to 10 years as defined in Section 422 of the Internal Revenue Code. These incentive options granted may not be for a price less than 100% of the fair market value of the Common Stock as of the date of the grant.

                    All prior option plans have expired and the options  granted by the majority  stockholders  have been  canceled  during fiscal
               2000.

                    The  following  tables  summarize  information  about  stock option activity for the years ended June 30, 1998, 1999 and 2000:

                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                                      Price Per
                                                   Number of Options    share

           --------------------------------------- ------------------ ----------
           Shares under option at June 30, 1997          1,406,292      $   .08
           Cancelled                                    (1,406,292)         .08
           Granted                                         255,689         5.87
           --------------------------------------- ------------------ ----------
           Shares under option at June 30, 1998            255,689         5.87
           Granted                                          89,491         5.87
           --------------------------------------- ------------------ ----------
           Shares under option at June 30, 1999            345,180         5.87
           Cancelled                                      (345,180)        5.87
           Granted                                         656,469         5.98
           --------------------------------------- ------------------ ----------
           Shares under option at June 30, 2000            656,469        $5.98
           --------------------------------------- ------------------ ----------

                    Statement of Financial  Accounting  Standards No. 123 ("SFAS
               No. 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION", requires the Company to provide pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value method prescribed in SFAS No. 123. Had compensation expense been recorded under the provisions of SFAS No. 124, the impact on the Company's net earnings and earnings per share would have been:

                                            Year ended June 30,
           ---------------------------------------------------------------------
                                               1998          1999       2000
           ---------------------------------------------------------------------
           Reported net earnings            $816,448    $1,939,011   $1,615,674
           Pro forma compensation
            expense, net of tax              (51,982)      (67,145)    (236,664)
           ---------------------------------------------------------------------
           Pro forma net earnings           $764,466    $1,871,866   $1,379,010
           ---------------------------------------------------------------------
           Pro forma earnings per shares:
             Basic and diluted                  $.15          $.36         $.21
           ---------------------------------------------------------------------


                    The fair value of each option  granted is  estimated  on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants in the years ended June 30, 1998, 1999, 2000: dividend yield of 0.008%, risk-free interest rate ranges from 4.5% to 6.8%; an expected life of options for 7, 4.3 and 5.0 years respectively; and a volatility of .1%, .1% and 45.6% respectively for all grants. The weighted average value of options granted is $2.03, $.87 and $1.09 for the years ended June 30, 1998 , 1999 and 2000.

                    The  following  table  summarizes  information  about  stock options outstanding at June 30, 2000:

                                                 Outstanding                                   Exercisable
  ------------------------- ------------------------------------------------------ ------------------------------------
                                                                     Weighted

                                              Weighted Average       Average                         Weighted Average
     Option Price Range     Number of Shares   Remaining Life     Exercise Price   Number of Shares   Exercise Price
  ------------------------- ----------------- ------------------ ----------------- ----------------- ------------------
  $4.00 to $5.87                  480,199     5.02 years             $5.42                80,976           $5.87
  $7.50 to $7.50                  176,270     4.18 years              7.50                44,470            7.50
                            -----------------                                      -----------------
  $4.00 to $7.50                  656,469     4.79 years              5.98               125,446            6.45
                            -----------------                                      -----------------

                    (B) WARRANTS

                    The Company granted the  underwriters of the Public Offering
               200,000 warrants for nominal consideration. The warrants entitle the underwriters to purchase 200,000 shares of common stock from the Company at $9.00 per share. The warrants are exercisable for four years commencing on July 29, 2000.

  10.     SUPPLEMENTAL CASH FLOW INFORMATION

                                                        Year ended June 30,
                                    -----------------------------------------

               Cash paid:                        1998           1999       2000
               -----------------------------------------------------------------

               Interest                        $  4,136      $    250    $98,496

               Income taxes                      20,901       131,827    960,498

               Non-cash investing and
                  financing activities:

               Issuance of common stock for
                  notes from stockholders     1,340,000(I)          -          -

               Capital lease obligations
                   were incurred for
                   computer equipment and
                   software                            -            -  2,537,730
               -----------------------------------------------------------------

                         (I) These non-recourse (except with regard to interest)
                    promissory notes dated July 1, 1997, are due and payable in five years and bear interest at 8.5% per annum payable quarterly. The 1,713,118 shares issued in connection with these notes include 1,278,447 shares to the majority stockholder. The notes are collateralized by the shares of stock purchased. As of June 30, 2000, $339,100 including accrued interest remains unpaid.

  11.       EMPLOYEE BENEFIT PLAN

                    Effective  June 1, 1998,  the Company  adopted a 401(k) plan covering substantially all employees. Participants may elect to contribute to the plan a minimum of 1% to a maximum of 18% of their annual compensation, not to exceed a dollar limit set by law. Annually, the Company will determine a discretionary matching contribution equal to a percentage of each participant's contribution. Contributions made by the Company for the years ended June 30, 1999 and 2000 were approximately $7,000 and $18,000, respectively.


  12.       EARNINGS PER SHARE

                    A  reconciliation  of shares used in  calculating  basic and diluted earnings per share follows:



                                                 Year ended June 30,
                                     -------------------------------------------

                                                  1998       1999        2000
               -----------------------------------------------------------------

               Basic                         4,966,885    5,205,084    6,720,104


               Effect of assumed conversion
                 of employee stock options       2,281            -            -
               -----------------------------------------------------------------
               Diluted                       4,969,166    5,205,084    6,720,104
               -----------------------------------------------------------------

                    Outstanding  options  and  warrants  to  purchase  shares of common stock were not included in the computation of diluted earnings per share because they were antidilutive. (See Note 9) These options were as follows:

                                                    Year ended June 30,
                                  ----------------------------------------------

                                                  1998       1999       2000
               -----------------------------------------------------------------

               Number of options and warrants   255,689     345,180    856,469

               Weighted-average exercise
                  price                           $5.87       $5.87      $6.69
               -----------------------------------------------------------------

  13.       PUBLIC OFFERING

                    The registration statement for the Company's Public Offering became effective on July 28, 1999. The Company consummated the Public Offering on August 2, 1999 and issued 1,600,000 shares, of common stock at an offering price of $7.50 per share. In addition, the underwriters were granted an overallotment option by the Company to buy 300,000 shares of common stock at $7.50 per share exercisable by September 11, 1999. The underwriters did not exercise this option. Concurrent with the Public Offering, the Selling Stockholder sold 400,000 shares of common stock from its holdings at $7.50 per share. The Company received gross proceeds of $12,883,100 representing payment for the sale of the 1,600,000 shares plus 73% of the proceeds from the sale of the 400,000 shares by the Selling Stockholder for repayment of $1,992,900 of indebtedness owed by the Selling Stockholder in the amount of $1,042,500 and the balance to amounts owed by affiliates of the Selling Stockholder to the Company. Such proceeds were reduced by underwriting discounts and commissions, a non-accountable expense allowance and a financial advisory fee paid to the underwriters plus certain fees and expenses paid by the Company.


  14.       SUBSEQUENT EVENTS

                    On July 20, 2000 the Company acquired  Pharmacy  Associates,
               Inc. ("PAI"), a regional prescription benefit management company operating in Arkansas, Louisiana and Mississippi. PAI merged with and into PAI Acquisition Corp., a wholly owned subsidiary of Health Card. Under the terms of the merger agreement, stockholders of PAI received an aggregate of $6 million in cash and 400,000 shares of the Company's common stock. PAI stockholders may also receive additional consideration of approximately $2 million payable in a combination of cash and common stock over a two-year period if certain financial targets are met.

                    In connection with the acquisition, the Company entered into an employment agreement with the former president of PAI. In addition, substantially all of the former employees of PAI were hired by the Company.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

The audits referred to in our report to the Board of Directors of National Medical Health Card Systems, Inc. and Subsidiaries, dated September 19, 2000, relating to the consolidated financial statements of National Medical Health Card Systems, Inc. and Subsidiaries, included the audit of the schedule listed under Item 14 of Form 10-K for each of the three years in the period ended June 30, 2000. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP
Melville, New York

September 19, 2000



                                               Additions
                               Balance at      charged to
                               beginning of    costs and                                  Balance at end
Description                      period        expense (A)   Write-offs    Other Changes    of period
----------------------------------------------------------------------------------------------------------------------

Reserves and allowances
  deducted from asset
  accounts:

Allowance for possible
  losses

Year ended June 30, 1998       $200,000        $  70,000     $   25,811    $  -           $244,189

Year ended June 30, 1999       $244,189        $ 602,155     $        -    $  -           $846,344

Year ended June 30, 2000       $846,344        $ 995,806     $1,115,599    $  -           $726,551


(A)   Charged to bad debts.

















                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.

September 28, 2000            By:/s/Bert E. Brodsky
                              -----------------------------------
                              Bert E. Brodsky, Chairman of the Board and
                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURES                          CAPACITY                            DATE

/s/ Bert E. Brodsky                  Chairman of the Board and          September 28, 2000
    Bert E. Brodsky                  Chief Executive Officer

/s/ Gerald Shapiro                   Vice Chairman of the Board         September 28, 2000
    Gerald Shapiro                   and Secretary

/s/ Richard J. Strauss               Director                           September 28, 2000
Richard J. Strauss, M.D., F.A.C.S

/s/ Gerald Angowitz                  Director                           September 28, 2000
    Gerald Angowitz

/s/ Kenneth J. Daley                 Director                           September 28, 2000
    Kenneth J. Daley

/s/ Barry Denaro                     Treasurer and Chief Financial      September 28, 2000
    Barry Denaro                     Officer