Form 10-K/A
period 2000-06-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2000-10-20
CIK 813562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                                Amendment No. 1

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

         Under the Current Arrangement, Health Card provides Vytra prescription benefit management services and charges Vytra on a fee for service basis. Health Card charges Vytra a fee based on the number of claims processed during each applicable billing period. Vytra is invoiced for the processed prescription claims of its members on a bi-weekly basis.

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

         Sandata, Inc. ("Sandata") of which Bert E. Brodsky, Chairman of the Board and Chief Executive Officer of Health Card, is the Chairman of the Board, President and Treasurer and a principal stockholder, provides, through its subsidiaries, consulting and other information systems services related to Health Card's information systems on such terms and conditions as may be agreed upon between the parties from time to time. A significant portion of Health Card's information systems has historically been developed, enhanced, modified and maintained by Sandsport Data Services, Inc., a wholly-owned subsidiary of Sandata. Furthermore, Health Card currently leases computer hardware for its data processing center at a monthly cost of approximately $44,170 from Sandsport pursuant to an oral agreement. See Item 13 hereof.

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

         During fiscal year 2000, Health Card entered into three capital lease transactions for hardware and software. The purchase price of these capital assets was $2,537,730. One hardware lease is for a term of 57 months with monthly payments of $40,322. Another hardware lease is for a term of 60 months with monthly payments of $3,245. The software lease is for a term of 33 months with monthly payments of $13,662.

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

         David Gershen has served as Senior Vice President of Finance for Health Card since May 2000. From July 1996 until April 2000, Mr. Gershen served as the Vice President of Finance and Administration of CSC Healthcare Inc., a subsidiary of Computer Sciences Corporation ("CSC"), a healthcare information services company. Prior thereto, and since 1985, Mr. Gershen held various financial positions with APM, Inc., which was acquired by CSC in 1996.

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

REAL ESTATE

         Health Card occupies approximately 14,600 square feet of space at 26 Harbor Park Drive, Port Washington, New York under an amended lease at a monthly cost of $32,550 (including utilities). The lessor is BFS Realty, LLC, which is affiliated with Mr. Brodsky. The lease expires as of March 30, 2004. Rent under the lease increases by 5% annually. The BFS lease was assigned by Sandata to BFS in November 1996. Mr. Brodsky is the Operating Manager and holder of a majority of the membership interests of BFS. Health Card believes that the terms of this lease are as fair to it as those which could be obtained from an unaffiliated third party, although no independent fee quotes have been obtained. Pursuant to an agreement entered into in 1994, Health Card paid $700,000 in June 1995 in connection with certain allocated leasehold improvements. Health Card began occupying space at 26 Harbor Park Drive in October 1994 and began making rental payments for such space in December 1994. In addition, during the fiscal years ended June 30, 1999 and 2000, Health Card paid another affiliated party approximately $15,833 and $10,200, respectively, in connection with improvements to the building in which Health Card's offices are located. Sandata also occupies space at 26 Harbor Park Drive. Except for certain common areas, Sandata and Health Card do not share space in such facility.

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

         The Brodsky Revocable Trust has repaid certain of the indebtedness reflected above to the extent of approximately $1,992,900 (representing 73% of the proceeds from the sale of shares by the Brodsky Trust pursuant to the Public Offering, net of underwriting discounts and commissions, a non-accountable expense allowance and a financial advisory fee payable to the representatives of the Public Offering). The net proceeds from the sale of shares by the Brodsky Trust were applied first 100% to amounts owed by Mr. Brodsky to Health Card and the balance to amounts owed by P.W. Capital to Health Card. In addition, Mr. Brodsky had agreed to pay in full, within one year of the consummation of the Public Offering, the remaining indebtedness owed by P.W. Capital, reflected in the above table, after application of the net proceeds from the sale of shares by the Brodsky Trust in the Public Offering. However, in July 2000, Health Card restructured such indebtedness with a new promissory note dated July 31, 2000, and made payable by P.W. Capital to the order of Health Card in the amount of $3,890,940. Such note is payable in annual installments of $400,000 consisting of principal and interest at the rate of 8 1/2% per annum on each of the first and second anniversary date with the total remaining balance of principal and interest due and payable on July 31, 2003. In the event that P.W. Capital does not pay amounts due as and when required under this promissory note, Health Card's recourse will be to exercise its legal remedies with respect to the Health Card shares held by Health Card as collateral and pursue legal action against Mr. Brodsky under a related guaranty. Such note does not provide for default interest or penalties. Mr. Shapiro had orally agreed to pay in full the indebtedness reflected opposite his name in the above table within one year of the consummation of this offering. However, in July 2000, Health Card allowed Mr. Shapiro to comply with the payment schedule reflected in footnote 4 to the table above. In the event that Mr. Shapiro does not pay amounts due as and when required under his July 1997 promissory note, Health Card's recourse will be to exercise its legal remedies with respect to the Health Card shares held by Health Card as collateral and pursue legal action against Mr. Shapiro for unpaid interest. Such note does not provide for default interest or penalties. It is not anticipated that additional advances to or on behalf of Mr. Brodsky or his affiliates will be permitted in the future, unless approved by a majority of Health Card's disinterested Directors.

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
 ------------------------------------------------------- ---------------------- ---------------------- ----------------------



               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    Notes                                                            Retained
                                  Receivable                                           Additional    Earnings
                                 Stockholders  Preferred Stock  Common Stock        Paid-in Capital  (Deficit)   Treasury Stock
                                 ------------  ---------------  ------------       ---------------  ---------   --------------
                                               Shares  Amount   Shares     Amount                                Shares   Amount
                                               ------  ------   ------     ------                                ------   ------
 BALANCE, JUNE 30, 1997          $   (72,000)       -       -   3,258,459  $3,259            -     ($2,274,930)        -        -
    Sale of stock                  (1,340,000)      -       -   1,713,118   1,713   $1,338,287              -         -        -
    Interest on notes receivable     (113,900)      -       -           -       -            -              -         -        -
    Capital distributions, net of
       income taxes                         -       -       -           -       -     (437,159)             -         -        -
    Repayment of loan by
       stockholder                     72,000       -       -           -       -            -              -         -        -
    Net income                              -       -       -           -       -            -        816,448         -        -

 BALANCE, JUNE 30, 1998            (1,453,900)      -       -   4,971,577   4,972      901,128     (1,458,482)        -        -
    Interest on notes receivable     (113,900)      -       -           -       -            -              -         -        -
    Interest paid on notes
       receivable                     171,700       -       -           -       -            -              -         -        -
    Principal paid on notes
       receivable                      40,000       -       -           -       -            -              -         -        -
    Sale of stock                           -       -       -     340,919     341    1,999,659              -         -        -
    Capital distributions, net of
       Income taxes                         -       -       -           -       -      (32,214)             -         -        -
    Net income                              -       -       -           -       -            -      1,939,011         -        -

 BALANCE, JUNE 30, 1999            (1,356,100)      -       -   5,312,496   5,313    2,868,573        480,529         -        -
    Sale of stock                           -       -       -   1,600,000   1,600    9,536,437              -         -        -
    Stock purchase                          -       -       -           -                    -              -   191,000 (743,767)
    Interest paid on notes
       receivable                      49,583       -       -           -       -            -              -          -        -
    Principal paid on notes
       receivable                   1,000,000       -       -           -       -            -              -          -        -
    Interest on notes receivable      (32,583)      -       -           -       -            -              -          -        -
    Net income                              -       -       -           -       -            -      1,615,674          -        -


 BALANCE, JUNE 30, 2000            $ (339,100)      -       -   6,912,496  $6,913   12,405,010     $2,096,203   $191,000 $(743,767)


                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years Ended
                                                                                     June 30,

 ----------------------------------------------------------- ---------------------------------------------------------

                                                                      1998                  1999           2000
 ----------------------------------------------------------- -------------------- ----------------- ------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:


 OPERATING ACTIVITIES:

    Net income                                                    $    816,448        $1,939,011       $  1,615,674
    Depreciation and amortization                                      368,644           772,389          1,299,984
    Bad debt expense and allowance for possible    losses               70,000           602,155            995,806
    Compensation expense accrued to officer/stockholder                 30,000           360,000             60,000
    Deferred income taxes                                              488,000           201,000            979,000
    Interest accrued on stockholders' loans                           (113,900)         (113,900)           (32,583)
    CHANGES IN ASSETS AND LIABILITIES:
       Accounts receivable                                          (2,836,750)       (7,756,836)        (1,171,304)
       Other current assets                                            (27,138)         (188,380)            26,451
       Rebates receivable                                           (2,577,201)       (1,238,918)         1,618,210
       Due to/from affiliates                                       (1,562,981)           20,921           (250,875)
       Accounts payable and accrued expenses                         6,175,665         6,233,083          1,663,317
       Income taxes payable                                             59,881           644,608           (692,498)
       Other liabilities                                                31,420            47,764            (16,508)
 ----------------------------------------------------------- -------------------- ----------------- ------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                             922,088         1,522,897          6,094,674
 ----------------------------------------------------------- -------------------- ----------------- ------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures                                           (864,108)       (1,930,468)        (2,431,861)
       Loans (to)/from stockholders                                   (792,200)           10,774           (390,000)
       Repayment of loans by officer/stockholder                     1,167,919                 -                  -
       Repayment of note by stockholder                                 72,000            40,000          1,049,583
       Interest received on notes from stockholders                          -           171,700                  -
 ----------------------------------------------------------- -------------------- ----------------- ------------------
 NET CASH USED IN INVESTING ACTIVITIES                                (416,389)       (1,707,994)        (1,772,278)
 ----------------------------------------------------------- -------------------- ----------------- ------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:

       Sale of common stock - net                                            -         2,000,000          9,538,037
       Capital distribution                                           (728,598)          (54,214)                 -
       Repayment of debt and capital lease obligations                (253,906)           (7,792)          (207,799)
       Purchase of treasury stock                                            -                 -           (743,767)
       Deferred offering costs                                               -          (242,826)                 -
 ----------------------------------------------------------- -------------------- ----------------- ------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (982,504)        1,695,168          8,586,471
 ----------------------------------------------------------- -------------------- ----------------- ------------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (476,805)        1,510,071         12,908,867
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,782,597         1,305,792          2,815,863
 ----------------------------------------------------------- -------------------- ----------------- ------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,305,792        $2,815,863        $15,724,730
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

                        Due from  affiliates  also  includes a note from another
               company affiliated by common ownership. As of June 30, 2000 the balance due from this affiliate including accrued interest was $3,886,995. Such amount bore interest at 8.5% per annum, payable quarterly. The note was collateralized by 1,022,758 shares of $.001 par value common stock of the Company registered in the name of the majority stockholder and was subject to the personal guarantee of the majority stockholder. Such note was restructed by a new non-recourse promissory note dated July 31, 2000, made payable by the affiliate to the order of the Company in the amount of $3,890,940. Such note is payable in annual installments of $400,000 consisting of principal and interest at the rate of 8 1/2% per annum on each of the first and second anniversary dates, with the total remaining balance of principal and interst due and payable on July 31, 2003. The note is collaterialized by 1,000,000 shares of $.001 par value common stock of the Company registered in the name of the majority stockholder and is subject to the personal guarantee of the majority stockholder. For the years ended June 30, 1998, 1999 and 2000, the amount of interest income accrued was $0, $361,657 and $314,233, respectively. Interest paid by the affiliate in December 1998 aggregated $183,000.

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

                        (G) The Company  entered  into an  employment  agreement
               with its President and Chief Operating Officer effective June 12, 2000. Pursuant to this agreement, an annual salary of $188,000, in addition to (i) a $25,000 signing bonus upon execution of the agreement and (ii) the ability to participate in the bonus pool for senior executives, has been specified. The agreement also provides for certain termination benefits, which depending upon the reason for termination, can equal up to one year of salary. In connection with the employment agreement, the Company granted an incentive stock option to purchase 100,000 shares of common stock at $5.00 per share such option vests over a three year period commencing on June 12, 2001. The option expires June 12, 2005.

                        (H) The Company  entered  into an  employment  agreement
               with its Senior Vice President of Finance effective May 1, 2000. Pursuant to this agreement, an annual salary of $150,000, in addition to (i) a $25,000 bonus upon the completion of one full year of employment with the Company and (ii) the ability to participate in the bonus pool for senior executives, has been specified. The agreement also provides for certain termination benefits, which depending upon the reason for termination, including but not limited to, a change of control, can equal up to one year of salary. In connection with the employment agreement, the Company granted 35,000 incentive stock options to purchase shares of common stock at $5.00 per share. Such option vests over a three year period commencing on May 1, 2001. The option expires on May 1, 2005.

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

                        All prior  option  plans have  expired  and the  options
               granted by the majority stockholder have been canceled during fiscal 2000.

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
           --------------------------------------- ------------------ ----------

                         Statement of  Financial  Accounting  Standards  No. 123
               ("SFAS No. 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION", requires the Company to provide pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value method prescribed in SFAS No. 123. Had compensation expense been recorded under the provisions of SFAS No. 123, the impact on the Company's net earnings and earnings per share would have been:

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


(A)   Charged to bad debts.

















                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.

October 20, 2000               By:/s/Bert E. Brodsky
                              -----------------------------------
                              Bert E. Brodsky, Chairman of the Board and
                              Chief Executive Officer