Form 10-Q
period 2000-09-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2000-11-14
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MarkOne)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended        September  30, 2000
                               -----------------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to
                               ----------------------------------------


                        Commission file number 000-26749

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS,  INC.
------------------------------------------------------------------------------
            (Exact name of Registrant as Specified  in Its Charter)

           New York                                      11-2581812
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)


        26 Harbor Park Drive, Port Washington, NY                       11050
--------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code (516) 626-0007
                                                    -------------

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

     The number of shares outstanding of each of the issuer's classes of common equity, as of November 9, 2000 was 7,121,496 shares.

            NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

Page

PART I        -   FINANCIAL INFORMATION

Item 1        -   FINANCIAL STATEMENTS:                                      3

                  CONSOLIDATED BALANCE SHEETS as of June 30, 2000            3
                  and September 30, 2000 (unaudited)

                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)              4
                  for the three months ended September 30, 1999 and 2000

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)          5
                  for the three months ended September 30, 1999 and 2000

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6

Item 2        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         12
                  CONDITION AND RESULTS OF OPERATIONS

Item 3        -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT            16
                  MARKET RISK

PART II       -   OTHER INFORMATION                                         17

Item 1        -   LEGAL PROCEEDINGS                                         17

Item 2        -   CHANGES IN SECURITIES AND USE OF PROCEEDS                 18

Item 3        -   DEFAULTS UPON SENIOR SECURITIES                           18

Item 4        -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       18

Item 5        -   OTHER INFORMATION                                         18

Item 6        -   EXHIBITS AND REPORTS ON FORM 8-K                          18


              NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                                                                June 30         September 30
ASSETS                                                                           2000               2000
CURRENT:                                                                         ----               ----
                                                                                                (Unaudited)

Cash  and  cash   equivalents   (including  cash   equivalent   investments     $ 15,724,730    $ 8,133,288
  of $11,181,583 and $5,043,862 and cash restricted as to its use of $1,130,000 and $2,724,000)
Accounts  receivable,  less allowance for possible  losses  of  $726,551 and
  $1,030,589                                                                      13,409,219     20,261,945
Rebates receivable                                                                 3,685,576      5,904,056
Due from affiliates                                                                  903,958        916,000
Deferred income tax                                                                  409,000        626,774
Other current assets                                                                 268,651        508,052
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                              34,401,134     36,350,115
Property, equipment and software development costs, net                            6,424,170      7,034,645
Due from affiliates                                                                3,486,996      3,569,130
Goodwill, net of accumulated amortization of $59,294                                       -      5,983,775
Other Assets                                                                          51,318         46,977
------------------------------------------------------------------------------------------------------------------------------------
                                                                                $ 44,363,618    $52,984,642
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:

Accounts payable and accrued expenses                                           $ 27,430,684    $33,886,410
Current portion of capital lease obligations                                         456,437        467,157
Loans payable-current                                                                      -        375,017
Due to officer/stockholder                                                            60,000        170,380
Due to affiliates                                                                    311,767        305,653
Income taxes payable                                                                  11,991        321,265
Other current liabilities                                                            100,036        392,908
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                         28,370,915     35,918,790
Capital lease obligations, less current portion                                    1,875,444      1,743,895
Loans payable-long term                                                                    -         67,326
Deferred tax liability                                                               692,000        705,397
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                 30,938,359     38,435,408
------------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

Preferred stock $.10 par value; 10,000,000 shares authorized, none outstanding             -              -
Common Stock, $.001 par value, 25,000,000 shares authorized,  6,912,496 and
  7,312,496 shares issued 6,721,496 and 7,121,496 outstanding                          6,913          7,313
Additional paid-in-capital                                                        12,405,010     13,254,530
Retained earnings                                                                  2,096,203      2,337,533
Treasury stock at cost, 191,000 shares                                             (743,767)      (743,767)
Notes receivable - stockholders                                                    (339,100)      (306,375)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                        13,425,259     14,549,234
------------------------------------------------------------------------------------------------------------------------------------
                                                                                $ 44,363,618    $52,984,642
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                                                                      Three months ended
                                                                                      September 30
                                                                                  1999                2000
                                                                                  ----                ----

Revenues                                                                        $ 39,527,050          $57,008,206
Cost of claims                                                                    36,177,173           52,411,091
------------------------------------------------------------------------------------------------------------------------------------
   Gross Profit                                                                    3,349,877            4,597,115

Selling, general and administrative expenses*                                      2,573,491            4,303,425
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                     776,386              293,690

Other income, net                                                                    219,623              213,640
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                           996,009              507,330
Provision for income taxes                                                           442,228              266,000
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       $   553,781           $  241,330
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Earnings per common share:
   Basic                                                                         $      0.09           $     0.03
------------------------------------------------------------------------------------------------------------------------------------
   Diluted                                                                       $      0.09           $     0.03
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding:

   Basic                                                                           6,355,974            7,038,887
   Diluted                                                                         6,355,974            7,038,887
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


          *Includes amounts charged by affiliates aggregating:                   $  675,982            $  959,299
------------------------------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (UNAUDITED)
                                                                                          Three months ended
                                                                                              September 30
                                                                                1999                      2000
                                                                                ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
OPERATING ACTIVITIES:

        Net income                                                              $  553,781               $ 241,330
        Depreciation and amortization                                              253,915                 567,729
        Bad debt expense and allowance for possible losses                               -                 181,990
        Compensation expense accrued to officer/stockholder                         30,000                 110,380
        Deferred income taxes                                                      459,000               (130,317)
        Interest accrued on stockholders' loans                                          -                 (6,375)
        CHANGES IN ASSETS AND LIABILITIES:
          (Increase) decrease in:
           Accounts receivable                                                  (1,961,991)            (2,933,428)
           Other current assets                                                     (7,778)               (94,533)
           Rebates receivable                                                     (422,241)               (47,113)
           Due to/from affiliates                                                   341,514              (100,290)
           Other assets                                                                   -                 46,998
          Increase (decrease) in:
           Accounts payable and accrued expenses                                  (358,506)              (319,637)
           Income taxes payable                                                   (668,045)                265,493
           Other liabilities                                                         38,606                 45,151
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                           (1,741,745)            (2,172,622)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital expenditures                                                   (522,297)              (850,352)
           Acquisition of PAI, net of cash and cash equivalents                           -            (4,487,006)
           Repayment of note by stockholder                                       1,036,125                      -
           Interest received on notes from stockholders                                   -                 39,100
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                 513,828            (5,298,258)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

           Sale of common stock  net                                              9,538,037                      -
           Repayment of debt and capital lease obligations                          (3,375)              (120,562)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                               9,534,662              (120,562)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              8,306,745            (7,591,442)
Cash and cash equivalents, beginning of period                                    2,815,863             15,724,730
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                        $11,122,608             $8,133,288
-----------------------------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)


1.       BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc. (the "Company") and its wholly owned subsidiaries, Pharmacy Associates, Inc. ("PAI"), National Medical Health Card IPA, Inc. ("IPA") and Specialty Pharmacy Care, Inc. ("Specialty"). Unless the context otherwise requires, references herein to the "Company" refer to the Company and its subsidiaries, PAI, IPA and Specialty, on a consolidated basis. The results of operations and balance sheet of PAI have been included in the consolidation as of July 20, 2000, the effective date of the acquisition. All material intercompany balances and transactions have been eliminated in the consolidation.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the September 30, 2000 and 1999 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K, as amended, for the year ended June 30, 2000. The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any future period.

Certain amounts in the prior period have been reclassified to conform to the current period presentation.

2.       BUSINESS ACQUISITIONS

On July 20, 2000, the Company acquired PAI, a regional prescription benefit management company operating in Arkansas, Louisiana, and Mississippi. Under the terms of the merger agreement, stockholders of PAI received an aggregate of $6 million in cash and 400,000 shares of the Company's common stock, which was valued at $849,920 on the acquisition date. The acquisition was accounted for under the purchase method of accounting and its results of operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired were $6,218,469, which consists of the following components: (i) customer relationships valued at $131,000 which will be amortized entirely over the current year, (ii) non-compete contracts valued at $44,400 which will be amortized over five (5) years, and (iii) goodwill of $6,043,069 which will be amortized over twenty (20) years. PAI stockholders may also receive additional consideration of up to $2 million payable in a combination of cash and common stock over a two-year period if certain financial targets of PAI are met.

The Company entered into an employment agreement with the former president of PAI. In addition, substantially all of the former employees of PAI were hired by the Company.

The Company assumed all the assets and liabilities of PAI, as of July 20, 2000, including two outstanding loans as follows: (i) a note payable to a bank with a principal balance as of September 30, 2000 of $90,116. Such note is payable in monthly installments in the amount of $2,432, including interest at the rate of 7.75% and principal through July 2004. Repayment of such note is secured by two automobiles; and (ii) a loan representing prepaid rebates from its rebate administrator with a principal balance as of September 30, 2000 of $352,227, payable with interest at the rate of 8.5% in four quarterly payments of $94,261 commencing December 31, 2000 and ending September 30, 2001.

The summarized unaudited pro forma results of operations set forth below for the three months ended September 30, 1999 and September 30, 2000 assume the PAI acquisition had occurred as of the beginning of each of these periods.

                                                 Three Months Ended September 30

                                                 1999                      2000
                                                 ----                      ----

Revenues                                        $54,494,110          $60,439,605
Net income                                      $   598,435          $   280,799
Net income per common share:
   Basic                                        $      0.09          $      0.04
   Diluted                                      $      0.09          $      0.04

Pro forma weighted average number of
   common shares outstanding:
   Basic                                          6,755,974            7,121,496
   Diluted                                        6,755,974            7,121,496

Pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of the acquired entity and does not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.

3.         PUBLIC OFFERING

The registration statement for the Company's Public Offering became effective on July 28, 1999 ("the Public Offering"). The Company consummated the Public Offering on August 2, 1999 and issued 1,600,000 shares of common stock at an offering price of $7.50 per share. The Company granted the underwriters of the Public Offering 200,000 warrants for nominal consideration. The warrants entitle the underwriters to purchase 200,000 shares of common stock from the Company at $9.00 per share. The warrants are exercisable for four years commencing on July 29, 2000. In addition, the underwriters were granted an overallotment option by the Company to buy 300,000 shares of common stock at $7.50 per share exercisable by September 11, 1999. The underwriters did not exercise this option. Concurrent with the Public Offering, Mr. Brodsky, the Company's Chairman of the Board of Directors and Chief Executive Officer ("Mr. Brodsky"), sold 400,000 shares of common stock from his holdings at $7.50 per share. The Company received proceeds of $12,883,100 representing payment for the sale of the 1,600,000 shares, plus 73% of the proceeds from the sale of the 400,000 shares by Mr. Brodsky for repayment of $1,992,900 of indebtedness owed by Mr. Brodsky and affiliates to the Company. Such proceeds were net of underwriting discounts and commissions, a non-accountable expense allowance and a financial advisory fee paid to the underwriters plus certain fees and expenses paid by the Company.

4.      STOCK OPTIONS

During the three months ended September 30, 2000, the Company granted incentive options to employees under the 1999 Stock Option Plan (the "Plan") to purchase up to 7,670 shares of common stock at $7.50 per share. These options vest over a three-year period commencing upon the completion of one year of employment with the Company, and terminate after five years. As of September 30, 2000 an aggregate of 658,989 options have been granted under the Plan.

5.       EARNINGS PER SHARE

Outstanding options and warrants issued by the Company are excluded from the calculation of diluted earnings per share for the three months ended September 30, 1999 and 2000 as their effect is antidilutive.

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                  June 30           September 30
                                                    2000                2000
                                                    ----                ----
     Claims payable                             $22,571,928          $26,815,097
     Rebates payable to sponsors                  3,565,258            5,625,156
     Other payables                               1,293,498            1,446,157
                                               -------------       -------------
                                                $27,430,684          $33,886,410
                                                ===========          ===========

7.       RELATED PARTY TRANSACTIONS

Certain costs paid to affiliates were capitalized as software development costs. For the three months ended September 30, 2000, the amount charged by affiliates and capitalized was approximately $167,000.

The Company purchased furniture and fixtures from an affiliate during the three months ended September 30, 2000 for approximately $239,000. The price of some of these assets included a 20% purchasing and handling fee.

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

     General and administrative expenses related to transactions with affiliates included in the statement of income are:

                                                                Three months ended September 30
                                                                        1999            2000
                                                                        ----            ----

     Software maintenance and related services                      $   226,748    $   335,892
     Management and consulting fees                                     223,304        306,623
     Administrative and bookkeeping services and supplies               132,930        206,909
     Rent and utilities                                                  93,000        109,875
                                                                    ------------     -----------
                                                                    $   675,982    $    959,299

8.       MAJOR CUSTOMERS AND PHARMACIES

For the three months ended September 30, 1999, approximately 54% of the revenues were from three plan sponsors administering multiple plans. For the three months ended September 30, 2000, approximately 19% of the consolidated revenues were from one plan sponsor administering multiple plans. Amounts due from this sponsor at September 30, 2000 approximated $2,903,000.

For the three months ended September 30, 1999 and 2000, approximately 41% and 34% of the cost of claims were from two pharmacy chains. Amounts payable to these two pharmacy chains at September 30, 2000 were approximately $7,843,000.

9.       LITIGATION

     On February 9, 1999, the Company was informed by counsel that an action was brought against it by the West Contra Costa Unified School District and an individual plaintiff in the State of California. The case was subsequently removed to Federal court. The complaint alleges, among other things, that the parties entered into a contract in November 1996, for services to be provided by the Company and, subsequently, the Company unilaterally terminated the contract on December 16, 1996. The complaint further alleges that this termination was in violation of the terms of the contract and one or more statutory provisions; that the termination resulted in the school district incurring approximately $150,000 in additional costs due to its having to enter into a fee for service arrangement with the Company in order to continue providing prescription benefits to its plan members; and that, due to the wrongful termination of the contract, the school district was forced to secure a replacement for the benefits and the services that were to have been provided under the contract with the Company. In connection with this last circumstance, the complaint alleges that the school district incurred approximately $400,000 in additional expenses. The complaint also seeks treble damages. If treble damages were allowable in this case and a judgment were to be entered against the Company, the Company would be liable for damages in excess of $1,500,000. The Company is currently in the process of assessing Plaintiff's alleged damages based upon documents produced in the discovery phase and is presently involved in the deposition phase. The Company intends to pursue a dispositive motion after it has analyzed the materials produced from the discovery and deposition phases. On November 8, 2000, the court set a trial date of June 18, 2001. The Company denies the allegations and intends to vigorously defend this action. In the opinion of management, the outcome of this litigation will not have a material adverse effect on the Company's financial position or its results of operations.

On October 23, 2000, the Company was served with a complaint filed by Allcare Health Management Systems, Inc. ("Allcare") in the United States District Court for the Northern District of Texas, alleging that the Company and numerous other defendants infringe certain patent rights allegedly owned by Allcare. The complaint seeks unspecified damages and injunctive relief. Although the Company has not had an opportunity to analyze all of the issues fully, management believes that the allegations of the complaint are without merit; the Company denies such allegations and intends to vigorously defend the action. Further, the Company has an agreement with one of its software licensors (the "Licensor"), requiring the Licensor to indemnify the Company with respect to intellectual property claims concerning the licensed product. The Company has notified the Licensor of this action.

Notwithstanding the foregoing, because of the uncertainties of litigation, no assurances can be given as to the outcome of the Allcare litigation. In the event that the Company were not to prevail in this litigation, management believes that the Company would be indemnified by the Licensor. Allcare has settled with numerous defendants in a previous related litigation. However, in the event that the Company were not to prevail in this litigation, and in the event that the Company were unable to receive indemnification from the Licensor, the Company could be required to pay significant damages to Allcare and could be enjoined from further use of its technology as it presently exists. Although a negative outcome in the Allcare litigation would have a material adverse effect on the Company's business, operating results and financial condition, the Company believes that, if it is held that the Company's system infringes Allcare's patent rights, the Company would attempt to obtain software to replace the infringing system or would attempt to negotiate with Allcare to utilize its system, although no assurances can be given that the Company would be successful in these attempts. At the present time, the Company cannot assess the possible cost of designing and implementing a new system or obtaining rights from Allcare.

10.      RECENTLY ISSUED ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." In June 2000, the SEC delayed the required implementation date to the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect the implementation of SAB 101 to have a material effect on its results of operations and financial position.

11.      SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 1999 and September 30, 2000, the Company paid $1,879 and $59,368 in interest and $651,273 and $130,826 in income taxes, respectively. In a non-cash transaction, the Company issued 400,000 shares of its common stock valued at $849,920 as part of the acquisition of PAI.

                    NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues increased $17.5 million, or approximately 44%, from $39.5 million for the three months ended September 30, 1999, to $57.0 million for the three months ended September 30, 2000. $12.9 million, or 74%, of the increase was due to the inclusion of revenues from PAI subsequent to July 20, 2000. $1.5 million of the remaining $4.6 million increase was due to revenues related to new sponsors or new services offered. The majority of the balance of the year-over-year increase, or $2.3 million, was due primarily to other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth, and an increase in the average number of claims per plan participant. One other factor influencing the increase was a one-time net reduction in revenues of $821,000 during the three months ended September 30, 1999. This reduction arose when the Company settled certain fees due from a major sponsor as consideration for a new two-year arrangement with this sponsor.

Cost of claims increased $16.2 million, or approximately 45%, from $36.2 million for the three months ended September 30, 1999, to $52.4 million for the three months ended September 30, 2000. PAI accounted for $12.1 million, or 75%, of the increase. As a percentage of revenues, cost of claims increased slightly from 91.5% to 91.9% for the three months ended September 30, 1999 and September 30, 2000, respectively. The increase in cost of claims as a percent of revenues on a consolidated basis, was primarily due to PAI, which had costs equal to 93.5% of revenues, which increased the overall average cost of claims. PAI is in the process of adopting some of the Company's pricing policies, which should help to decrease the overall percentage. The percentage for the three months ended September 30, 1999 was also favorably impacted by a $736,000 reduction in rebates payable, which reduces cost of claims, which arose when the Company reevaluated its liabilities to a plan sponsor.

Gross profit increased from $3.4 million for the three months ended September 30, 1999 to $4.6 million for the three months ended September 30, 2000, a $1.2 million, or 37% increase. Approximately two thirds of the increase in gross profit was related to the inclusion of PAI. The majority of the remaining increase was the result of the increase in revenues offset by the increase in costs of claims.

Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $1.7 million, or approximately 67%, from $2.6 million for the three months ended September 30, 1999, to $4.3 million for the three months ended September 30, 2000. PAI's expenses accounted for $0.7 million, or approximately 40%, of the increase. Goodwill amortization represented $0.1 million of the increase. The balance of the growth in these expenses was principally related to three areas: (i) an approximate $530,000 increase in expenditures related to increases in compensation and benefits, primarily associated with new employees, and increased sales and marketing expenditures;
(ii) an approximate $200,000 increase in depreciation and amortization expenses related to increased hardware procurement and software development; and (iii) a $150,000 increase in the bad debt expense accrual as the Company determined it should increase its reserves based on an assessment of its receivables aging.

General and administrative expenses charged by affiliates increased approximately $283,000, or 42% year-over-year, from $676,000 to $959,000 for the three months ended September 30, 1999 and September 30, 2000 respectively. The majority of the increase relates to increased information technology services and additional administrative support services and supplies to support the continued expansion of the business.

Other income did not change substantially from $220,000 for the three months ended September 30, 1999 to $214,000 for the three months ended September 30, 2000. A $42,000 increase in interest income earned during the three months ended September 30, 2000 was offset by a $48,000 increase in interest expense from a capital lease for computer hardware and related software.

The effective tax rate increased from 44% to 52% during the three months ended September 30, 1999 and 2000, respectively. This was primarily due to the nondeductibility of the goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. The Company also requires cash for potential acquisitions of other prescription benefit management companies or related services. As of September 30, 2000, the Company had working capital of $0.4 million as compared to $6.0 million as of June 30, 2000. The primary reason for this change in working capital was the $6.0 million of cash used as the initial consideration for the PAI acquisition.

Net cash used in operating activities was $2.2 million for the three months ended September 30, 2000, as compared to $1.7 million for the three months ended September 30, 1999. The majority of the cash used in operating activities during the three months ended September 30, 2000 was related to increased accounts receivables of $2.9 million.

Historically, the timing of the Company's accounts receivable and accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan sponsors on the one hand, and the Company's pharmacy network on the other hand. These terms generally lead to the Company's payments to participating pharmacies being slower than its corresponding collections from plan sponsors. The Company believes that this situation is not unusual in the prescription benefit management industry and expects to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future and, if they were to change materially, the Company could require additional working capital financing. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all.

Net cash used in investing activities was $5.3 million for the three months ended September 30, 2000. The net cash outlay for PAI was $4.5 million, representing the initial payment of $6.0 million plus $0.2 million of due diligence related expenses less PAI's cash balance at July 20, 2000 of $1.7 million. In addition, there was $0.9 million of capital asset additions during the period. Net cash used in financing activities was $121,000 for the three months ended September 30, 2000, reflecting repayments against capital leases. This compares to $10.7 million provided by financing activities for the three months ended September 30, 1999, reflecting the cash received from the Public Offering described herein.

During fiscal year 2000, the Company entered into three capital lease transactions for hardware and software. The purchase price of these capital assets was $2,537,730. One hardware lease is for a term of 57 months with monthly payments of $40,322. Another hardware lease is for a term of 60 months with monthly payments of $3,245. The software lease is for a term of 33 months with monthly payments of $13,662. The Company assumed all the assets and liabilities of PAI, as of July 20, 2000, including two outstanding loans as follows: (i) a note payable to a bank with a principal balance as of September 30, 2000 of $90,116. Such note is payable in monthly installments in the amount of $2,432, including interest at the rate of 7.75% and principal through July 2004. Repayment of such note is secured by two automobiles; and (ii) a loan representing prepaid rebates from its rebate administrator with a principal balance as of September 30, 2000 of $352,227, payable with interest at the rate of 8.5% in four quarterly payments of $94,261 commencing December 31, 2000 and ending September 30, 2001.

In February 1998, the Company entered into an agreement with an unaffiliated third party for computer software products and professional services. The agreement required the Company to pay an initial license fee. In addition, if certain milestones are met based on the number of processed claims, as defined in the agreement, the initial license fee increases in specified increments. To date, one such milestone has been met. The agreement also provides for the annual payment of a fee for maintenance and updating services equal to 18% of the initial license fee, as defined. It is anticipated that, based on internal growth and the PAI acquisition, at least one additional milestone, and perhaps two, will be met during calendar year 2001. Depending upon circumstances the financial impact to the Company could be up to $250,000. See "Legal Proceedings".

The Company anticipates that current cash positions, after the PAI acquisition and the repayment of certain affiliate and shareholder debt, together with anticipated cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of the Company's stated goals to acquire other prescription benefit management companies. This will require cash. Depending on the Company's evaluation of future acquisitions, additional cash may be required. Therefore, revolving credit lines for acquisitions and/or operations and debt financing are being evaluated as backups to anticipated cash needs. In the event that the Company's plans change or its assumptions prove to be inaccurate or the proceeds of the Public Offering otherwise prove to be insufficient to fund operations and acquisitions, the Company could be required to seek additional financing sooner than anticipated.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." In June 2000, the SEC delayed the required implementation date to the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect the implementation of SAB 101 to have a material effect on its results of operations and financial position.

OTHER MATTERS

Inflation

Management does not believe that inflation has had a material adverse impact on the Company's net income.

FORWARD-LOOKING STATEMENTS

This report contains or may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements. These forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements may include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; the Company's capital budget and future capital requirements, and the Company's meeting its future capital needs; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, and the factors set forth in the Company's Form 10-K, as amended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

               NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1  - Legal Proceedings

     On February 9, 1999, the Company was informed by counsel that an action was brought against it by the West Contra Costa Unified School District and an individual plaintiff in the State of California. The case was subsequently removed to Federal court. The complaint alleges, among other things, that the parties entered into a contract in November 1996, for services to be provided by the Company and, subsequently, the Company unilaterally terminated the contract on December 16, 1996. The complaint further alleges that this termination was in violation of the terms of the contract and one or more statutory provisions; that the termination resulted in the school district incurring approximately $150,000 in additional costs due to its having to enter into a fee for service arrangement with the Company in order to continue providing prescription benefits to its plan members; and that, due to the wrongful termination of the contract, the school district was forced to secure a replacement for the benefits and the services that were to have been provided under the contract with the Company. In connection with this last circumstance, the complaint alleges that the school district incurred approximately $400,000 in additional expenses. The complaint also seeks treble damages. If treble damages were allowable in this case and a judgment were to be entered against the Company, the Company would be liable for damages in excess of $1,500,000. The Company is currently in the process of assessing Plaintiff's alleged damages based upon documents produced in the discovery phase and is presently involved in the deposition phase. The Company intends to pursue a dispositive motion after it has analyzed the materials produced from the discovery and deposition phases. On November 8, 2000, the court set a trial date of June 18, 2001. The Company denies the allegations and intends to vigorously defend this action. In the opinion of management, the outcome of this litigation will not have a material adverse effect on the Company's financial position or its results of operations.

On October 23, 2000, the Company was served with a complaint filed by Allcare Health Management Systems, Inc. ("Allcare") in the United States District Court for the Northern District of Texas, alleging that the Company and numerous other defendants infringe certain patent rights allegedly owned by Allcare. The complaint seeks unspecified damages and injunctive relief. Although the Company has not had an opportunity to analyze all of the issues fully, management believes that the allegations of the complaint are without merit; the Company denies such allegations and intends to vigorously defend the action. Further, the Company has an agreement with one of its software licensors (the "Licensor"), requiring the Licensor to indemnify the Company with respect to intellectual property claims concerning the licensed product. The Company has notified the Licensor of this action.

Notwithstanding the foregoing, because of the uncertainties of litigation, no assurances can be given as to the outcome of the Allcare litigation. In the event that the Company was not to prevail in this litigation, management believes that the Company would be indemnified by the Licensor. Allcare has settled with numerous defendants in a previous related litigation. However, in the event that the Company were not to prevail in this litigation, and in the event that the Company were unable to receive indemnification from the Licensor, the Company could be required to pay significant damages to Allcare and could be enjoined from further use of its technology as it presently exists. Although a negative outcome in the Allcare litigation would have a material adverse effect on the Company's business, operating results and financial condition, the Company believes that, if it is held that the Company's system infringes Allcare's patent rights, the Company would attempt to obtain software to replace the infringing system or would attempt to negotiate with Allcare to utilize its system, although no assurances can be given that the Company would be successful in these attempts. At the present time, the Company cannot assess the possible cost of designing and implementing a new system or obtaining rights from Allcare.

Item 2  - Changes in Securities and Use of Proceeds

During the three months ended September 30, 2000, the Company granted incentive options to employees under the 1999 Stock Option Plan (the "Plan") to purchase up to 7,670 shares of common stock at $7.50 per share. These options vest over a three-year period commencing upon the completion of one year of employment with the Company and terminate after five years. At September 30, 2000 an aggregate of 658,989 options have been granted under the Plan.

Pursuant to the terms of the Agreement and Plan of Merger between the Company and PAI, the Company issued 400,000 shares of unregistered common stock of the Company to certain PAI shareholders. The stock issued to the PAI shareholders was valued at $849,920.

Item 3  - Defaults Upon Senior Securities

None.

Item 4  - Submission of Matters to a Vote of Security Holders

None.

Item 5  - Other Information

None.

Item 6  - Exhibits and Reports on Form 8-K

        EXHIBIT         DESCRIPTION OF EXHIBIT
        NUMBER

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

        4.2             Form of Warrant Agreement, including form of Representatives' Warrants(1)

        10.1            Mail Service Provider  Agreement,  dated July 1, 1996,  between Health Card and Thrift Drug, Inc. d/b/a
                        Express Pharmacy Services(1)

        10.2            Amendment  to Mail  Service  Provider  Agreement,  dated  January  1, 1997, between  Health  Card  and
                        Thrift  Drug,   Inc.  d/b/a  Express   Pharmacy Services(1)

        10.3            Software  License  Agreement  and  Professional  Service  Agreement,  dated February 18, 1998, between
                        Health Card and Prospective Health, Inc.(1)

        10.4            1999 Stock Option Plan(1)

        10.5            Employee Covenant  Agreement,  dated June 15, 1998, between Health Card and Mary Casale(1)

        10.6            Letter, dated February 1, 2000, from Mary Casale to Bert E. Brodsky(4)

        10.7            Stock Option  Agreement,  dated  February 1, 2000,  between Health Card and Mary  Casale(4)

        10.8            Letter, dated November 30, 1998, from Health Card to Marjorie O'Malley(1)

        10.9            Employee Covenant  Agreement,  dated December 7, 1998,  between Health Card and Marjorie O'Malley(1)

        10.10           Stock Option  Agreement,  dated December 7, 1998,  between Bert Brodsky and Marjorie O'Malley(1)

        10.11           Letter,  dated  February  1,  2000,  from  Marjorie  O'Malley  to  Bert  E. Brodsky(4)

        10.12           Stock Option  Agreement,  dated  February 1, 2000,  between Health Card and Marjorie O'Malley(4)

        10.13           Letter,  dated  November 3, 1998,  from Health Card to John Ciufo(1)

        10.14           Confidentiality  and  Non-Disclosure  Agreement,  dated  November 19, 1998, between Health Card and
                        John Ciufo(1)

        10.15           Stock Option  Agreement,  dated December 7, 1998,  between Bert Brodsky and John Ciufo(1)

        10.16           Stock Option Agreement,  dated August 3, 1999, between Health Card and John Ciufo(4)

        10.17           Letter,  dated  February  1, 2000,  from John  Ciufo to Bert E.  Brodsky(4)

        10.18           Stock Option  Agreement,  dated  February 1, 2000,  between Health Card and John  Ciufo(4)

        10.19           Employee Covenant  Agreement,  dated June 16, 1998, between Health Card and Ken Hammond(1)

        10.20           Stock Option Agreement,  dated August 3, 1999,  between Health Card and Ken Hammond(4)

        10.21           Employee Covenant  Agreement,  dated June 1, 1998,  between Health Card and Linda Portney(1)

        10.22           Employment  Agreement,  dated March 27, 2000, between Health Card and David Gershen(4)

        10.23           Stock Option  Agreement,  dated May 1, 2000,  between Health Card and David Gershen(4)

        10.24           Employment  Agreement,  dated May 3, 2000,  between  Health  Card and James Bigl(4)

        10.25           Stock Option Agreement,  dated June 12, 2000,  between Health Card and James Bigl(4)

        10.26           Stock Option Agreement,  dated August 3, 1999, between Health Card and Kenneth J. Daley(4)

        10.27           Stock  Option  Agreement,  dated  August  3,  1999,  between  Health  Card  and  Gerald Angowitz(4)

        10.28           Stock  Option  Agreement,  dated  August 3, 1999,  between  Health  Card and Richard J. Strauss, M.D.(4)

        10.29           Lease, dated January 1, 1996, between Sandata, Inc. and Health Card(1)

        10.30           Assignment, dated November 1, 1996, from Sandata, Inc., to BFS Realty, LLC(1)

        10.31           First Amendment to BFS Realty,  LLC Lease,  dated June 1, 1998, between BFS Realty, LLC and Health Card(1)

        10.32           Second  Amendment to BFS Realty,  LLC Lease, dated April 1, 1999, between BFS Realty, LLC and Health Card(1)

        10.33           Lease, dated August 10, 1998, between 61 Manor Haven Boulevard, LLC and Health Card(1)

        10.34           Promissory  Note,  dated July 1,  1997,  made  payable by Bert  Brodsky to the order of Health Card in the original principal amount of $1,000,000(1)

        10.35           Letter, dated June 3, 1999, from Bert Brodsky to Health Card(1)

        10.36           Promissory  Note,  dated July 1, 1997,  made payable by Gerald  Shapiro to the order of Health Card in the original principal amount of $300,000(1)

        10.37           Letter, dated June 3, 1999, from Gerald Shapiro to Health Card(1)

        10.38           Promissory Note, dated June 1, 1998, made payable by P.W. Capital,  LLC to the order of Health Card in the original principal amount of $4,254,785(1)

        10.39           Agreement of Guaranty, dated June 1, 1998, by Bert E. Brodsky in favor of Health Card(1)

        10.40           Demand Promissory Note, dated January 2, 1999, made payable by P.W. Capital, LLC to the order of Health
                        Card, in the original principal amount of $90,100(1)

        10.41           Promissory  Note,  dated July 31,  2000,  made  payable by P.W.  Capital,  LLC to the order of Health Card, in the amount of $3,890,940(4)

        10.42           Consulting Agreement,  dated April 14, 1994, between P.W. Medical Management,  Inc. and Health Card(1)

        10.43           Assignment,  dated July 1, 1996,  between  P.W.  Medical  Management,  Inc.  and P.W.  Capital Corp.(1)

        10.44           Letter, dated June 8, 1999, from P.W. Capital Corp. to Health Card(1)

        10.45           Letter, dated June 9, 1999, from Bert E. Brodsky to Health Card(1)

        10.46           Letter, dated June 8, 1999, from the Bert E. Brodsky Revocable Trust to Health Card(1)

        10.47           Letter agreement,  dated June 30, 1999, between the Bert E. Brodsky Revocable Trust and Health Card(1)

        10.48           Employment Agreement, dated July 1, 1999, between Health Card and Bert E. Brodsky(1)

        10.49           Letter, dated June 8, 1999, from Bert E. Brodsky to Health Card(1)

        10.50           Form of Lock-up Agreement(1)

        10.51           Acquisition and Merger Agreement,  dated as of June 27, 2000, between Health Card and Pharmacy Associates,
                        Inc.(3)

        10.52           Lease Agreement,  dated March 4, 1996,  between Pharmacy  Associates, Inc. and Executive Park Partnership(4)

        10.53           Amendment to Lease,  dated November 2, 1998, between Pharmacy  Associates,  Inc. and Executive Park
                        Partnership(4)

        10.54           Amendment to Lease, dated November 19, 1998, between Pharmacy  Associates,  Inc. and Executive Park
                        Partnership(4)

        10.55           Lease  Agreement,  dated July 8, 1999,  between Pharmacy  Associates, Inc. and Executive Park Partnership(4)

----------------------

(1)  Denotes  document  filed  as  an  exhibit  to  Health  Card's  Registration
     Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference. (2) Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the fiscal year ended June 30, 1999.
     (3) Denotes document filed as an exhibit to Health Card's Form 8-K for an event dated July 20, 2000 and incorporated herein by reference. (4) Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K, as amended, for the fiscal year ended June 30, 2000.


See Form 8-K filed with the  Securities  and  Exchange  Commission  on August 3,
2000.

Exhibit 27 - Financial Data Schedule (Electronic Filing Only)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.

                                  (Registrant)

Date:    November 14, 2000                  By:      /s/ Bert E. Brodsky
     -------------------------------            ------------------------
                                                Bert E. Brodsky
                                                Chairman of the Board
                                                and Chief Executive Officer