Form 10-Q
period 2000-12-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2001-02-13
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended  December 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's Common Stock, as of February 8, 2001 was 7,121,496 shares.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                                        INDEX

                                                                            Page

PART I        -   FINANCIAL INFORMATION

ITEM 1        -   CONDENSED FINANCIAL STATEMENTS:                             3

                  CONSOLIDATED BALANCE SHEETS as of June 30, 2000             3
                  and December 31, 2000 (unaudited)

                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)               4
                  for the three months and six months ended
                  December 31, 1999 and 2000

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)           5
                  for the six months ended December 31, 1999 and 2000

                  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        6

ITEM 2        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL          16
                  CONDITION AND RESULTS OF OPERATIONS

ITEM 3        -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT             22
                  MARKET RISK

PART II       -   OTHER INFORMATION                                          23

ITEM 1        -   LEGAL PROCEEDINGS                                          23

ITEM 2        -   CHANGES IN SECURITIES AND USE OF PROCEEDS                  24

ITEM 3        -   DEFAULTS UPON SENIOR SECURITIES                            25

ITEM 4        -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        25

ITEM 5        -   OTHER INFORMATION                                          25

ITEM 6        -   EXHIBITS AND REPORTS ON FORM 8-K                           26

                         PART I - FINANCIAL INFORMATION

ITEM I - CONDENSED FINANCIAL STATEMENTS

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                       June 30              December 31
ASSETS                                                                                   2000                   2000
                                                                                         ----                   ----
CURRENT:                                                                                                    (Unaudited)

  Cash and cash equivalents (including cash equivalent investments of $11,181,583      $ 15,724,730         $ 10,255,037
     and $5,095,282 and cash restricted as to its use of $1,130,000 and $1,994,508)
  Accounts receivable, less allowance for possible losses of $726,551                    13,409,219           26,090,913
     and $1,100,589
  Rebates receivable                                                                      3,685,576            6,618,538
  Due from affiliates                                                                       903,958              407,812
  Deferred income tax                                                                       409,000              521,753
  Other current assets                                                                      268,651              771,115
                                                                                         ----------           ----------
TOTAL CURRENT ASSETS                                                                     34,401,134           44,665,168

  Property, equipment and software development costs, net                                 6,424,170            7,151,265
  Due from affiliates                                                                     3,486,996            4,139,346
  Goodwill, net of accumulated amortization of $134,831                                         ---            5,908,238
  Other Assets                                                                               51,318               54,219
                                                                                         ----------           ----------
                                                                                       $ 44,363,618          $61,918,236
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:

  Accounts payable and accrued expenses                                                $ 27,430,684          $42,893,361
  Current portion of capital lease obligations                                              456,437              460,907
  Loans payable-current                                                                         ---              381,473
  Due to officer/stockholder                                                                 60,000              294,130
  Due to affiliates                                                                         311,767              149,144
  Income taxes payable                                                                       11,991                  ---
  Other current liabilities                                                                 100,036              353,018
                                                                                         ----------           ----------
TOTAL CURRENT LIABILITIES                                                                28,370,915           44,532,033

  Capital lease obligations, less current portion                                         1,875,444            1,665.989
  Loans payable-long term                                                                       ---               61,018
  Deferred tax liability                                                                    692,000              891,386
                                                                                         ----------           ----------
TOTAL LIABILITIES                                                                        30,938,359           47,150,426

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

  Preferred stock $.10 par value; 10,000,000 shares authorized, none outstanding                ---                  ---
  Common Stock, $.001 par value, 25,000,000 shares authorized,  6,912,496 and                 6,913                7,313
     7,312,496 shares issued 6,721,496 and 7,121,496 outstanding
  Additional paid-in-capital                                                             12,405,010           13,254,530
  Retained earnings                                                                       2,096,203            2,562,484
  Treasury stock at cost, 191,000 shares                                                   (743,767)            (743,767)
  Notes receivable - stockholders                                                          (339,100)            (312,750)
                                                                                         ----------            ----------
TOTAL STOCKHOLDERS' EQUITY                                                               13,425,259           14,767,810
                                                                                         ----------           ----------
                                                                                       $ 44,363,618          $61,918,236
                                                                                         ----------           ----------

           SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                 Three months ended                        Six months ended
                                                                     December 31                              December 31
                                                             1999                2000                   1999                2000
                                                             ----                ----                   ----                ----

Revenues                                                 $45,746,710       $65,593,602           $ 85,273,760          $122,601,808
Cost of claims                                            42,564,492        60,936,778             78,741,665           113,347,869
                                                          ----------        ----------             ----------           -----------
Gross Profit                                               3,182,218         4,656,824              6,532,095             9,253,939

Selling, general and administrative expenses*              2,558,916         4,421,899              5,132,406             8,725,324
                                                           ---------         ---------              ---------             ---------
Operating income                                             623,302           234,925              1,399,689               528,615

Other income, net                                            269,081           205,026                488,704               418,666
                                                             -------           -------                -------               -------
Income before income taxes                                   892,383           439,951              1,888,393               947,281

Provision for income taxes                                   360,772           215,000                803,000               481,000
                                                             -------           -------                -------               -------
Net Income                                                 $ 531,611          $ 224,951            $ 1,085,393            $ 466,281
                                                           ---------          ---------            -----------              -------

Earnings per common share:
    Basic                                                     $ 0.08             $ 0.03                 $ 0.16               $ 0.07
    Diluted                                                   $ 0.08             $ 0.03                 $ 0.16               $ 0.07

Weighted average number of common shares outstanding:
    Basic                                                   6,912,496         7,121,496              6,634,235            7,080,192
    Diluted                                                 6,912,496         7,121,496              6,634,235            7,080,192

* Includes amounts charged by affiliates aggregating:       $ 622,262         $ 824,496             $1,298,244          $ 1,783,795
                                                            ---------         ---------             ----------          -----------


           SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Six months ended
                                                                                           December 31
                                                                                      1999               2000
                                                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:

OPERATING ACTIVITIES:
   Net income                                                                   $  1,085,393           $ 466,281
   Depreciation and amortization                                                     535,422           1,161,832
   Bad debt expense and allowance for possible losses                                    ---             251,990
   Compensation expense accrued to officer/stockholder                                30,000             234,130
   Deferred income taxes                                                             741,000             153,351
   Interest accrued on stockholders' loans                                            (6,375)            (12,750)
   CHANGES IN ASSETS AND LIABILITIES:
      (Increase) decrease in:
         Accounts receivable                                                        (832,888)         (8,832,396)
         Other current assets                                                       (377,824)           (359,291)
         Rebates receivable                                                         (443,087)           (761,595)
         Due to/from affiliates                                                       64,157            (318,827)
         Other assets                                                                    ---              44,878
      Increase (decrease) in:
         Accounts payable and accrued expenses                                    (1,509,262)          8,687,314
         Income taxes payable                                                       (704,489)            (86,827)
         Other liabilities                                                            31,490               5,262
                                                                                  ----------             -------
Net cash provided by (used in) operating activities                               (1,386,463)            633,352
                                                                                  -----------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                           (1,173,816)         (1,450,567)
   Acquisition of PAI, net of cash and cash equivalents                                  ---          (4,487,006)
   Repayment of note by stockholder                                                1,036,125                 ---
   Interest received on notes from stockholders                                          ---              39,100
                                                                                   ---------          ----------
Net cash used in investing activities                                               (137,691)         (5,898,473)
                                                                                   ---------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock- net                                                       9,538,037                 ---
   Repayment of debt and capital lease obligations                                    (5,808)           (204,571)
                                                                                   ---------            ---------
Net cash provided by (used in) financing activities                                9,532,229            (204,571)
                                                                                   ---------            ---------

Net increase (decrease) in cash and cash equivalents                               8,008,075          (5,469,693)
Cash and cash equivalents, beginning of period                                     2,815,863          15,724,730
                                                                                  ----------          ----------
Cash and cash equivalents, end of period                                        $ 10,823,938         $10,255,037
                                                                                  ----------          ----------


           SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc. (the "Company") and its wholly owned subsidiaries, Pharmacy Associates, Inc. ("PAI"), National Medical Health Card IPA, Inc. ("IPA") and Specialty Pharmacy Care, Inc. ("Specialty"). Unless the context otherwise requires, references herein to the "Company" refer to the Company and its subsidiaries, PAI, IPA and Specialty, on a consolidated basis. The results of operations and balance sheet of PAI have been included in the consolidation as of July 20, 2000, the effective date that the Company acquired PAI. All material intercompany balances and transactions have been eliminated in the consolidation.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the December 31, 2000 and 1999 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K, as amended, for the year ended June 30, 2000. The results of operations for the three and six month period ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year or for any future period.

Certain amounts in the prior period have been reclassified to conform to the current period presentation.

2.       BUSINESS ACQUISITIONS

Pursuant to the terms of the Agreement and Plan of Merger between the Company and PAI, dated July 20, 2000 (the "PAI Agreement"), the Company acquired PAI, a regional prescription benefit management company operating in Arkansas, Louisiana, and Mississippi. Under the terms of the merger agreement, stockholders of PAI received an aggregate of $6 million in cash and 400,000 shares of the Company's Common Stock, which was valued at $849,920 on the acquisition date. The acquisition was accounted for under the purchase method of accounting and the results of PAI's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired were $6,218,469, which consists of the following components: (i) customer relationships valued at $131,000 which will be amortized entirely over the current year, (ii) non-compete contracts valued at $44,400 which will be amortized over five (5) years, and (iii) goodwill of $6,043,069 which will be amortized over twenty (20) years. PAI stockholders may also receive additional consideration of up to $2 million payable in a combination of cash and Common Stock over a two-year period if certain financial targets of PAI are met.

The Company entered into an employment agreement and a Stock Option Agreement with the former president of PAI. In addition, substantially all of the former employees of PAI were hired by the Company.

The Company assumed all the assets and liabilities of PAI, as of July 20, 2000, including two outstanding loans as follows: (i) a note payable to Regions Bank with a principal balance as of December 31, 2000 of $84,537. Such note is payable in monthly installments in the amount of $2,432, including interest at the rate of 7.75% and principal through July 2004. Repayment of such note is currently secured by a lien on and a security interest in an automobile; and
(ii) a loan representing prepaid rebates from its rebate administrator with a principal balance as of December 31, 2000 of $357,954, payable with interest at the rate of 8.5% in four quarterly payments of $94,261 commencing December 31, 2000 and ending September 30, 2001.

The summarized unaudited pro forma results of operations set forth below for the three and six months ended December 31, 1999 and December 31, 2000 assume the PAI acquisition had occurred as of the beginning of each of these periods.

                                                  Three Months Ended December 31
                                                     1999              2000
                                                     ----              ----

Revenues                                         $59,378,708       $65,593,602
Net income                                       $   298,318       $   224,950
Net income per common share:
   Basic                                         $      0.04       $      0.03
   Diluted                                       $      0.04       $      0.03
Pro forma weighted average number of
common shares outstanding:
   Basic                                           7,312,496         7,121,496
   Diluted                                         7,312,496         7,121,496

                                                  Six Months Ended December 31
                                                     1999              2000
                                                     ----              ----

Revenues                                         $113,872,818      $126,033,207
Net income                                       $    897,126      $    505,749
Net income per common share:
   Basic                                         $       0.13      $       0.07
   Diluted                                       $       0.13      $       0.07
Pro forma weighted average number of
common shares outstanding:
   Basic                                            7,034,235         7,080,192
   Diluted                                          7,034,235         7,080,192

Pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of the acquired entity and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.

3.         PUBLIC OFFERING

The registration statement for the Company's Public Offering became effective on July 28, 1999 ("the Public Offering"). The Company consummated the Public Offering on August 2, 1999 and issued 1,600,000 shares of common stock at an offering price of $7.50 per share. The Company granted the underwriters of the Public Offering, for nominal consideration, warrants to purchase 200,000 shares of Common Stock at $9.00 per share. The warrants are exercisable for four years commencing on July 29, 2000. In addition, the underwriters were granted an overallotment option by the Company to buy 300,000 shares of common stock at $7.50 per share exercisable by September 11, 1999. The underwriters did not exercise this option. Concurrently with the Public Offering, Mr. Brodsky, the Company's Chairman of the Board of Directors and Chief Executive Officer ("Mr. Brodsky"), sold 400,000 shares of Common Stock from his holdings at $7.50 per share. The Company received proceeds of $12,883,100 representing payment for the sale of the 1,600,000 shares, plus 73% of the proceeds from the sale of the 400,000 shares by Mr. Brodsky for repayment of $1,992,900 of indebtedness owed by Mr. Brodsky and affiliates to the Company. Such proceeds were net of underwriting discounts and commissions, a non-accountable expense allowance and a financial advisory fee paid to the underwriters plus certain fees and expenses paid by the Company.

4.      STOCK OPTIONS

During the six months ended December 31, 2000, the total number of incentive options granted under the 1999 Stock Option Plan (the "Plan"), net of incentive options forfeited during the same period, was 68,060. 40,000 of these options are exercisable at $4.00 per share over a five-year period starting one year from the date of grant, and terminate after six years. The balance of these options are exercisable at $7.50 per share and vest over a three-year period commencing upon the completion of one year of employment with the Company, and terminate after five years. During this period the Company also granted nonstatutory options to its outside Directors under the Plan to purchase up to an aggregate of 40,000 shares of Common Stock at $5.00 per share. These options vest over a three-year period commencing on the date of grant, and terminate after five years. As of December 31, 2000 an aggregate of 764,529 options had been granted under the Plan.

5.         2000 RESTRICTED STOCK GRANT PLAN

On October 16, 2000 the Board of Directors approved the adoption of the Company's 2000 Restricted Stock Grant Plan (the "Stock Grant Plan"). The Stock Grant Plan was subsequently adopted by the Shareholders at the Company's Annual Meeting on November 20, 2000. The Stock Grant Plan provides for the issuance of shares that are subject to both standard restrictions on the sale or transfer of such shares (e.g., the standard seven year vesting schedule set forth in the Stock Grant Plan) and /or restrictions that the Board may impose, such as restrictions relating to length of service, corporate performance, or other restrictions. As of December 31, 2000 no grants had been made under the Stock Grant Plan and, therefore, no shares had vested under it. There are 700,000 shares of Common Stock reserved for issuance in connection with grants made under the Stock Grant Plan.

6.       EARNINGS PER SHARE

Outstanding options and warrants issued by the Company are excluded from the calculation of diluted earnings per share for the three and six months ended December 31, 1999 and 2000 as their effect is antidilutive.

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                           June 30              December 31
                                           2000                       2000
                                           ----                       ----
     Claims payable                        $22,571,928          $35,370,515
     Rebates payable to sponsors             3,565,258            4,944,815
     Other payables                          1,293,498            2,578,031
                                         -------------        -------------
                                           $27,430,684          $42,893,361

8.       RELATED PARTY TRANSACTIONS

Certain costs paid to affiliates were capitalized as software development costs. For the six months ended December 31, 2000, the amount charged by affiliates and capitalized was approximately $336,000.

The Company purchased computer equipment and furniture and fixtures from an affiliate during the six months ended December 31, 2000 for approximately $354,000. The price of some of these assets included a 20% purchasing and handling fee.

For the periods presented, certain general, administrative and other expenses reflected in the financial statements include allocations of certain corporate expenses from affiliates which take into consideration personnel, estimates of the time spent to provide services or other appropriate bases. These allocations include services and expenses for general management, information systems maintenance, financial consulting, employee benefits administration, legal, communications and other miscellaneous services.

Management believes the foregoing allocations were made on a reasonable basis. Although these allocations do not necessarily represent the costs which would have been or may be incurred by the Company on a stand-alone basis, management believes that any variance in costs would not be material.

General and administrative expenses related to transactions with affiliates included in the statement of income are:

                                                  Three months ended December 31
                                                        1999        2000
                                                        ----        ----

Software maintenance and related services             $    230,252  $   224,413
Management and consulting fees                             215,834      288,227
Administrative and bookkeeping services and supplies        83,176      160,731
Rent and utilities                                          93,000      151,125
                                                      ------------- -----------
                                                      $    622,262  $   824,496

                                                  Six months ended December 31
                                                      1999        2000
                                                      ----        ----

Software maintenance and related services             $    457,000  $   560,305
Management and consulting fees                             524,644      594,849
Administrative and bookkeeping services and supplies       130,600      367,641
Rent and utilities                                         186,000      261,000
                                                     -------------  -----------
                                                      $ 1,298,244   $ 1,783,795

The Company has accrued approximately $190,000 of interest income from affiliates, arising from two loans, for the six months ended December 31, 2000. This compares to approximately $30,000 for the six months ended December 31, 1999. As of December 31, 2000, the Company received cash of $23,750 against this accrual. The two loans are as follows: (i) As of December 31, 2000, Sandata, Inc., a corporation of which Mr. Brodsky is the Chairman of the Board, Treasurer and a principal stockholder ("Sandata"), owed the Company $507,812 pursuant to a promissory note dated May 31, 2000, made payable by Sandata to the order of the Company in the original principal amount of $500,000 plus interest at the rate of 9-1/2%; interest on such note is payable quarterly, and such note which was originally due on June 1, 2001, is now due on March 31, 2002. (ii) On June 1, 1998, the Company assigned certain indebtedness aggregating $1,636,785 in principal and accrued interest, if any, from certain persons and entities, including Mr. Brodsky, to P.W. Capital, LLC ("P.W. Capital"), a company affiliated with Mr. Brodsky. On June 1, 1998 P.W. Capital executed a demand promissory note made payable to the order of the Company in the principal amount of $4,254,785 with interest at the rate of 8.5% per annum, payable quarterly, such amount reflecting the assigned debt and amounts then owed by P.W. Capital to the Company. On June 1, 1998, Mr. Brodsky executed an unconditional guaranty in favor of the Company for the full and prompt payment to the Company of all amounts payable under the P.W. Capital promissory note dated June 1, 1998. Such note was secured by 1,022,758 shares of Common Stock of the Company and is without recourse to the maker. Such note was restructured by a new non-recourse promissory note dated July 31, 2000, made payable by P.W. Capital to the order of the Company in the amount of $3,890,940. Such note is payable in annual installments of $400,000 consisting of principal and interest at the rate of 8-1/2% per annum on each of the first and second anniversary dates, with the total remaining balance of principal and interest due and payable on July 31, 2003. The note is collateralized by 1,000,000 shares of Common Stock of the Company.

The Company occupies approximately 14,600 square feet of space at 26 Harbor Park Drive, Port Washington, New York under an amended lease at a monthly cost of $38,999 (including utilities). The lessor is BFS Realty, LLC ("BFS"), which is affiliated with Mr. Brodsky. The lease expires as of March 30, 2004. Rent under the lease increases by 5% annually. The BFS lease was assigned by Sandata to BFS in November 1996. Mr. Brodsky is the Operating Manager and holder of a majority of the membership interests of BFS. The Company believes that the terms of the lease are as fair to it as those which could be obtained from an unaffiliated third party, although no independent fee quotes have been obtained. During the fiscal years ended June 30 1999 and 2000, the Company paid another affiliated party approximately $15,833 and $10,200, respectively, in connection with improvements to the building in which the Company's offices are located. Furthermore, in October, 2000 an oral agreement was reached among BFS, Sandata and the Company as to a reallocation of the common space at 26 Harbor Park Drive, which resulted in an increase of $6,400 per month in the rent payable by the Company. This increase was retroactive to June 1, 2000, resulting in an aggregate increase, over the term of the lease, of $294,000. Sandata also occupies space at 26 Harbor Park Drive. Except for certain common areas, Sandata and the Company do not share space in such facility.

9.       MAJOR CUSTOMERS AND PHARMACIES

For the three months ended December 31, 1999, approximately 49% of revenues of the Company were from three plan sponsors, two of which were administering multiple plans. For the three months ended December 31, 2000, approximately 18% of the consolidated revenues of the Company were from one plan sponsor administering multiple plans. For the six months ended December 31, 1999, approximately 51% of the revenues were from three plan sponsors, two of which were administering multiple plans, while 18% of the revenues for the six months ended December 31, 2000 were from one plan sponsor administering multiple plans. Amounts due from this sponsor at December 31, 2000 approximated $3,943,000.

During the six months ended December 31, 2000, the Company settled certain fees due from a major sponsor related to a capitation arrangement for calendar year 1999, which reduced revenue by $733,000. The calendar year 2000 contract with this sponsor is no longer a capitation arrangement.

For the three months ended December 31, 1999 and 2000, approximately 42% and 32% of the cost of claims were from two pharmacy chains, respectively. For the six months ended December 31, 1999 and 2000, approximately 42% and 33% of the cost of claims were from these same two pharmacy chains. Amounts payable to these two pharmacy chains at December 31, 2000 were approximately $11,241,000.

10.      LITIGATION

On February 9, 1999, the Company was informed by counsel that an action had been commenced against the Company on December 8, 1998 by the West Contra Costa Unified School District (the "School District") and an individual plaintiff in the State of California. The case was subsequently removed to the U.S. District Court for the Northern District of California. The complaint alleges, among other things, that the parties entered into a contract beginning in November 1996, for services to be provided by the Company and, subsequently, the Company unilaterally terminated the contract on December 16, 1996. The complaint further alleges that this termination was in violation of the terms of the contract and one or more statutory provisions; that the termination resulted in the School District incurring approximately $150,000 in additional costs due to its having to enter into a fee-for-service arrangement with the Company in order to continue providing prescription benefits to its plan members; and that, due to the wrongful termination of the contract, the School District was forced to secure a replacement for the benefits and the services that were to have been provided under the contract with the Company. In connection with this last circumstance, plaintiffs allege that the School District incurred approximately $867,000 in additional expenses to obtain coverage from December 1996 until October 1997. The complaint also seeks treble damages. If treble damages were allowable in this case and a judgment were to be entered against the Company, the Company would be liable for damages in excess of $1,500,000. The School District is also seeking attorneys' fees; costs, interest to date and punitive damages. The Company is currently in the process of assessing plaintiffs' alleged damages based upon documents produced in the discovery phase. The Company has decided to postpone the deposition and the dispositive motion it has been contemplating. On November 8, 2000, the court set a trial date of June 18, 2001. The Company denies the allegations and intends to vigorously defend this action. In the opinion of management, the outcome of this litigation will not have a material adverse effect on the Company's financial position or its results of operations.

On October 23, 2000, the Company was served with a complaint filed by Allcare Health Management Systems, Inc. ("Allcare") in the United States District Court for the Northern District of Texas, alleging that the Company and numerous other defendants infringe certain patent rights allegedly owned by Allcare. The complaint seeks unspecified damages and injunctive relief. The Company denies such allegations and intends to vigorously defend the action.

Allcare has settled with numerous defendants in a previous related litigation. The Company is presently licensing its product (the "License") from a company that was a defendant in the previous related litigation and which settled with Allcare. As far as the Company's use of any product of the defendant which settled is concerned, Allcare does not allege that the Company is infringing its patent. The Company believes that its liability with respect to activities that are based exclusively on the License is minimal. The Company's management believes that during a portion of the relevant time period, the activities of the Company that are under consideration were based exclusively upon the License. However, Allcare alleges infringement both with respect to systems used by the Company which are not under the License, and for activities of the Company prior to its obtaining the License.

Notwithstanding the foregoing, because of the uncertainties of litigation, no assurances can be given as to the outcome of the Allcare litigation. In the event that the Company were not to prevail in this litigation, the Company could be required to pay significant damages to Allcare and could be enjoined from further use of its technology. A negative outcome in the Allcare litigation could have a material adverse effect on the Company's business, operating results and financial condition. If it is held that the Company's system infringes Allcare's patent rights, the Company would attempt to obtain software to replace the infringing system or would attempt to negotiate with Allcare to utilize its system, although no assurances can be given that the Company would be successful in either of these attempts. At the present time, the Company cannot assess the cost of designing and implementing a new system, obtaining a replacement system, or obtaining rights from Allcare.

11.      RECENTLY ISSUED ACCOUNTING STANDARDS

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

12.      SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 1999 and December 31, 2000, the Company paid $2,062 and $122,570 in interest and $228,000 and $414,363 in income taxes, respectively. In a non-cash transaction, the Company issued 400,000 shares of its Common Stock valued at $849,920 as part of the acquisition of PAI.

13.      SUBSEQUENT EVENTS

The Company and a certain prescription benefit management company (the "PBM") have signed a letter of intent outlining the terms pursuant to which the Company intends to acquire substantially all of the assets, and certain of the liabilities, of the PBM. The acquisition, is subject to certain customary closing conditions, including the delivery of audited financial statements of the PBM to the Company.

Under the terms of the agreement contemplated by the letter of intent, the purchase price will consist of (i) $5,500,000 in cash, (ii) satisfaction by the Company of the PBM's bank indebtedness of approximately $1,300,000, and (iii) forgiveness of $600,000 of accounts receivable owed to the PBM by parties related to the PBM by common ownership. The definitive agreement will likely provide that the cash portion of the purchase price may be increased if certain pre-determined criteria or conditions are met. In addition, the Company has loaned $1,500,000 to the PBM, which will be applied against the initial consideration upon closing. The loan accrues interest at 12% per annum and is guaranteed by certain of the PBM's equity owners, including the majority owner of the PBM, and by another entity, which is also majority-owned by the owner of the PBM. The letter of intent provides that the agreement may be terminated if the acquisition is not consummated by March 15, 2001.

On January 20, 2001, the Company submitted to the Florida Department of Insurance a Proof of Claim in the amount of $1,231,244.12, for services rendered to SunStar Healthcare, Inc. ("SunStar"). SunStar has been placed in receivership under the Florida Department of Insurance. For further details concerning SunStar's receivership and the relationship between SunStar and the Company, see the Section entitled "SunStar Healthcare, Inc.", in Item 13 (Certain Relationships and Related Transactions) of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2000, which section is hereby incorporated by reference.

On January 11, 2001, Mary T. Casale, a former employee of the Company, filed a Charge of Discrimination against the Company with the New York District Office of the U.S. Equal Employment Opportunity Commission ("EEOC"). Ms. Casale alleges, among other things, that she was constructively discharged as a result of discriminatory age and gender practices, and that she was subjected to repeated discriminatory comments regarding her age and gender. By letter dated January 24, 2001, the EEOC has prepared a fact-finding conference, after which the Company may submit a position statement. The Company believes that it has not violated any employment discrimination laws, and that if it is found to have violated any such laws, a significant portion (if not all) of its liability for any such violation will be covered by its employment-related practices liability insurance.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

Revenues increased $19.8 million, or approximately 43%, from $45.8 million for the three months ended December 31, 1999, to $65.6 million for the three months ended December 31, 2000. Of the increase, $17.0 million, or 86% was due to the inclusion of revenues from PAI in the quarter. $1.0 million of the increase was due to revenues related to new sponsors or new services offered. The majority of the balance of the year-over-year increase, or $1.8 million, was due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth, and an increase in the average number of claims per plan participant. One factor that diminished the increase in revenues was a net reduction in revenues of $683,000 during the three months ended December 31, 2000. This reduction arose when the Company settled certain fees due from a major sponsor related to a capitation arrangement for calendar year 1999. The calendar year 2000 contract with this sponsor is no longer a capitation arrangement.

Cost of claims increased $18.4 million, or approximately 43%, from $42.5 million for the three months ended December 31, 1999, to $60.9 million for the three months ended December 31, 2000. PAI accounted for $15.5 million, or 84% of the increase. As a percentage of revenues, cost of claims decreased from 93.0 % to 92.9% for the three months ended December 31, 1999 and December 31, 2000, respectively. PAI experienced a major improvement in its cost of claims resulting from its adoption of some of the Company's pricing policies. As a result of adopting these pricing policies, PAI's costs as a percent of revenues decreased to 90.8% for the three months ended December 31, 2000 from 96.1% for the three months ended December 31, 1999.

Gross profit increased from $3.2 million for the three months ended December 31, 1999 to $4.7 million for the three months ended December 31, 2000; a $1.5 million or 46% increase. PAI accounted for $1.6 million, or 106%, of the increase. Gross profit as a percentage of revenue increased from 7.0% to 7.1% for the three months ended December 31, 1999 and December 31, 2000, respectively.

Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $1.9 million or approximately 73% from $2.5 million for the three months ended December 31, 1999 to $4.4 million for the three months ended December 31, 2000. $0.8 million or approximately 42% was related to the inclusion of PAI in the consolidated numbers. The balance of the growth in these expenses was principally related to three areas:

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

(i) an approximate $493,000 increase in expenditures related to increases in compensation and benefits, primarily associated with new employees, and increased sales and marketing expenditures; (ii) an approximate $356,000 increase in depreciation and amortization expenses related to increased hardware procurement, intangible amortization relating to the PAI acquisition, and software development; and (iii) an approximate $155,000 increase in data processing charges related to increased information technology services, as the Company determined it should increase its reserves based on an assessment of its receivables aging.

General and administrative expenses charged by affiliates increased approximately $202,000 or 32% year-over-year from $622,000 to $824,000 for the three months ended December 31, 1999 and December 31, 2000, respectively. The majority of the increase related to increased information technology services, and additional administrative support services and supplies to support the continued expansion of the business.

Other income, net, declined by approximately $64,000, or 24%, for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. The reason for the decline was a $65,000 increase in interest expense because the Company entered into a capital lease agreement with Hewlett Packard for computer hardware and related software that went into effect March, 2000.

Income before income taxes declined $452,000, from $892,000 to $440,000, or 51%, for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. The primary reason for the decline was the $683,000 revenue reduction described above which had a direct negative impact on pre tax income. EBITDA (Earnings before interest, taxes, depreciation and amortization) for these same periods showed a smaller decline of $32,000, or 4%, from $905,000 for the three months ended December 31, 1999 to $873,000 for the three months ended December 31, 2000. This was due to the inclusion of $111,000 of goodwill amortization related to the PAI acquisition in the period ended December 31, 2000, $29,000 of depreciation of PAI's assets, as well as $216,000 of incremental depreciation of new assets procured during the last year.

The effective tax rate increased from 40% for the three months ended December 31, 1999 to 49% for the three months ended December 31, 2000. The increase stemmed primarily from the non-deductibility, for tax purposes, of the goodwill amortization related to the acquisition of PAI.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 1999

Revenues increased $37.3 million, or approximately 44%, from $85.3 million for the six months ended December 31, 1999, to $122.6 million for the six months ended December 31, 2000. Of the increase, $29.9 million, or 80% was due to the inclusion of revenues from PAI subsequent to July 20, 2000. $2.1 million of the increase was due to revenues related to new sponsors or new services offered. The majority of the balance of the year-over-year increase, or $5.3 million, was due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth, and an increase in the average number of claims per plan participant. Both periods were negatively impacted by a net reduction in revenues that arose when the Company settled certain fees due from a major sponsor related to a capitation arrangement for calendar years 1997 - 1999. The net reduction in revenues was $821,000 for the six months ended December 31, 1999, and $733,000 for the six months ended December 31, 2000. The calendar year 2000 contract with this sponsor is no longer a capitation arrangement.

Cost of claims increased $34.6 million, or approximately 44%, from $78.7 million for the six months ended December 31, 1999, to $113.3 million for the six months ended December 31, 2000. PAI accounted for $27.5 million, or 79% of the increase. As a percentage of revenues, cost of claims increased from 92.3% to 92.5% for the six months ended December 31, 1999 and December 31, 2000, respectively. PAI's cost of claims were 92.0% of revenue for the six months ended December 31, 2000. The percentage for the six months ended December 31, 1999 was favorably impacted by a $736,000 reduction in rebates payable, which reduces cost of claims, which arose when the Company reevaluated its liabilities to a plan sponsor.

Gross profit increased from $6.5 million for the six months ended December 31, 1999 to $9.2 million for the six months ended December 31, 2000; a $2.7 million or 42% increase. PAI accounted for $2.4 million, or 89%, of the increase. Gross profit as a percentage of revenue declined from 7.7% to 7.5% for the six months ended December 31, 1999 and December 31, 2000, respectively. This decline was due primarily to the $733,000 revenue reduction, and thus gross profit reduction, during the six months ended December 31, 2000.

Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $3.6 million or approximately 70% from $5.1 million for the six months ended December 31, 1999 to $8.7 million for the six months ended December 31, 2000. $1.6 million or approximately 44% was related to the inclusion of PAI in the consolidated numbers. The balance of the growth in these expenses was principally related to four areas: (i) an approximate $1,091,000 increase in expenditures related to increases in compensation and benefits, primarily associated with new employees, and increased sales and marketing expenditures; (ii) an approximate $670,000 increase in depreciation and amortization expenses related to increased hardware procurement, intangible amortization relating to the PAI acquisition, and software development; (iii) an approximate $211,000 increase in data processing charges related to increased information technology services; and (iv) a $115,000 increase in the bad debt expense accrual as the Company determined it should increase its reserves based on an assessment of its receivables ageing.

General and administrative expenses charged by affiliates increased approximately $486,000 or 37% year-over-year from $1,298,000 to $1,784,000 for the six months ended December 31, 1999 and December 31, 2000, respectively. The majority of the increase related to increased information technology services, and additional administrative support services and supplies to support the continued expansion of the business.

Other income, net, declined by approximately $70,000, or 14%, for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999. The main factor in the decline was a $120,000 increase in interest expense because the Company entered into a capital lease agreement with Hewlett Packard for computer hardware and related software that went into effect in March 2000. The increase in interest expense was partially offset by a $50,000 increase in interest income related to the inclusion of PAI.

Income before income taxes declined $941,000, or 50%, for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999. The primary reason for the decline was the $733,000 revenue reduction described above which had a direct negative impact on pre tax income. EBITDA for these same periods showed a smaller decline of $201,000, or 11%, from $1,935,000 for the six months ended December 31, 1999 to $1,734,000 for the six months ended December 31, 2000. This was due to the inclusion of $197,000 of goodwill amortization related to the PAI acquisition in the period ended December 31, 2000, $56,000 of depreciation of PAI's assets, as well as $417,000 of incremental depreciation of new assets procured during the last year.

The effective tax rate increased from 42.5% for the six months ended December 31, 1999 to 50.8% for the six months ended December 31, 2000. The increase stemmed primarily from the non-deductibility, for tax purposes, of the goodwill amortization related to the PAI acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. The Company also requires cash for potential acquisitions of other prescription benefit management companies or of companies providing related services. As of December 31, 2000, the Company had working capital of $133,000 as compared to $6.0 million as of June 30, 2000. The primary reason for this change in working capital was the $6.0 million of cash used as the initial consideration for the PAI acquisition.

Net cash provided by operating activities was $0.6 million for the six months ended December 31, 2000, as compared to net cash used in operating activities of $1.4 million for the six months ended December 31, 1999. For the six months ended December 31, 2000, the increase of $8.8 million in accounts receivable was primarily offset by a corresponding increase of $8.7 million in accounts payable. This differs from the six months ended December 31, 1999 where there was an increase of $0.8 million in accounts receivable and a decrease of $1.5 million in accounts payable, as proceeds from the Public Offering, described herein, were applied to existing payables. This accounts for the majority of the difference, between the periods, in cash flow from operating activities.

Historically, the timing of the Company's accounts receivable and accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan sponsors on the one hand, and the Company's pharmacy network on the other hand. These terms generally lead to the Company's payments to participating pharmacies being slower than its corresponding collections from plan sponsors. The Company believes that this situation is not unusual in the prescription benefit management industry and expects to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future and, if they were to change materially, the Company could require additional working capital financing. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all. If such terms of trade were to change materially, and/or if the Company were unable to obtain additional working capital financing, there could be a material adverse effect on the Company's business, financial condition, or results of operations.

Net cash used in investing activities was $5.9 million for the six months ended December 31, 2000. The net cash outlay for PAI was $4.5 million, representing the initial payment of $6.0 million plus $0.2 million of related expenses, less PAI's cash balance at July 20, 2000 of $1.7 million. In addition, there was $1.5 million of capital asset additions during the period. Net cash used in financing activities was $205,000 for the six months ended December 31, 2000, reflecting repayments against capital leases. This compares to $9.5 million provided by financing activities for the six months ended December 31, 1999, reflecting the cash received from the Public Offering described herein.

During fiscal year 2000, the Company entered into three capital lease transactions for hardware and software. The purchase price of these capital assets was $2,537,730. One hardware lease is for a term of 57 months with monthly payments of $40,322. Another hardware lease is for a term of 60 months with monthly payments of $3,245. The software lease is for a term of 33 months with monthly payments of $13,662. The Company assumed all the assets and liabilities of PAI, as of July 20, 2000, including two outstanding loans as follows: (i) a note payable to Regions Bank with a principal balance as of December 31, 2000 of $84,536. Such note is payable in monthly installments in the amount of $2,432, including interest at the rate of 7.75% and principal through July 2004. Repayment of such note is currently secured by a lien on and a security interest in an automobile; and (ii) a loan representing prepaid rebates from its rebate administrator with a principal balance as of December 31, 2000 of $357,954, payable with interest at the rate of 8.5% in four quarterly payments of $94,261 commencing December 31, 2000 and ending September 30, 2001.

PAI stockholders are eligible to receive up to $1,000,000 in additional consideration payable in combination of cash and common stock if certain financial targets of PAI are met for the fiscal year ended June 30, 2001. Based on performance through December 31, 2000, it is likely that most, if not all, of these funds will be earned and will be paid following the fiscal year.

In February 1998, the Company entered into an agreement with an unaffiliated third party for computer software products and professional services. The agreement required the Company to pay an initial license fee. In addition, if certain milestones are met based on the number of processed claims, as defined in the agreement, the initial license fee increases in specified increments. To date, two such milestones have been met, resulting in a 75% increase in the license fee. The agreement also provides for the annual payment of a fee for maintenance and updating services equal to 18% of the initial license fee, as defined. It is anticipated that, based on internal growth and the PAI acquisition, at least one additional milestone will be met during calendar year 2001. If the next milestone is reached, the cash outlay by the Company would be $100,000.

The Company anticipates that current cash positions, after the PAI acquisition and the repayment of certain affiliate and shareholder debt, together with anticipated cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of the Company's stated goals to acquire other prescription benefit management companies, as evidenced by the letter of intent to acquire another PBM (see Footnote 13, Subsequent Events, to the financial statements herein). This will require cash. Depending on the Company's evaluation of future acquisitions, additional cash may be required. Therefore, the Company has received a verbal commitment for a $4,000,000 revolving credit line for acquisitions from its bank. The Company is also currently negotiating a larger amount, based on anticipated future earnings, to meet anticipated future needs. In the event that the Company's plans change or its assumptions prove to be inaccurate, or that the bank financing is not consummated, or the proceeds of the bank financing prove to be insufficient to fund operations and acquisitions, the Company could be required to seek additional financing sooner than anticipated.

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

OTHER MATTERS

NASDAQ Compliance

By letter dated December 7, 2000, NASDAQ notified the Company that the Company's Common Stock had failed to maintain a minimum market value of public float of $5,000,000 over the preceding 30 consecutive trading days, as required by NASDAQ rules (the "MVPF Rule"). The market value of public float ("MVPF") is the dollar amount determined by multiplying the closing bid price by the number of outstanding shares of the Company's Common Stock excluding shares held by the Company's directors, officers and beneficial owners of 10% or more of the Company's shares. The Company has until March 6, 2001 to regain compliance with the MVPF Rule. If at any time prior to March 6, 2001, the MVPF is at least $5,000,000 for a minimum of 10 consecutive trading days, NASDAQ's staff will determine if the Company complies with the MVPF Rule. If the requirement is not met by such date, NASDAQ is required to notify the Company that it must begin the process of delisting the Company's Common Stock, at which time the Company will determine whether to request a hearing on the matter or pursue other options.

Inflation

Management does not believe that inflation has had a material adverse impact on the Company's net income.

FORWARD-LOOKING STATEMENTS

This report contains or may contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of the Company's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Condensed Notes to Consolidated Financial Statements. These forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, are dependent on certain events, risks and uncertainties that may be outside the Company's control. These forward-looking statements may include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; the Company's capital budget and future capital requirements, and the Company's meeting its future capital needs; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, and the factors set forth in the Company's Form 10-K for the fiscal year ended June 30, 2000, as amended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

ITEM 3     -      Quantitative and Qualitative Disclosures
                  about Market Risk

Not applicable.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1    -       LEGAL PROCEEDINGS

On February 9, 1999, the Company was informed by counsel that an action had been commenced against the Company on December 8, 1998 by the West Contra Costa Unified School District (the "School District") and an individual plaintiff in the State of California. The case was subsequently removed to the United States District Court for the Northern District of California. The complaint alleges, among other things, that the parties entered into a contract beginning in November 1996, for services to be provided by the Company and, subsequently, the Company unilaterally terminated the contract on December 16, 1996. The complaint further alleges that this termination was in violation of the terms of the contract and one or more statutory provisions; that the termination resulted in the School District incurring approximately $150,000 in additional costs due to its having to enter into a fee for service arrangement with the Company in order to continue providing prescription benefits to its plan members; and that, due to the wrongful termination of the contract, the School District was forced to secure a replacement for the benefits and the services that were to have been provided under the contract with the Company. In connection with this last circumstance, plaintiffs allege that the School District incurred approximately $867,000 in additional expenses to obtain coverage from December 1996 until October 1997. The complaint also seeks treble damages. If treble damages were allowable in this case and a judgment were to be entered against the Company, the Company would be liable for damages in excess of $1,500,000. The School District is also seeking attorneys' fees, costs, interest to date and punitive damages. The Company is currently in the process of assessing plaintiffs' alleged damages based upon documents produced in the discovery phase. The Company has decided to postpone the deposition and the dispositive motion it has been contemplating. On November 8, 2000, the court set a trial date of June 18, 2001. The Company denies the allegations and intends to vigorously defend this action. In the opinion of management, the outcome of this litigation will not have a material adverse effect on the Company's financial position or its results of operations.

On October 23, 2000, the Company was served with a complaint filed by Allcare Health Management Systems, Inc. ("Allcare") in the United States District Court for the Northern District of Texas, alleging that the Company and numerous other defendants infringe certain patent rights allegedly owned by Allcare. The complaint seeks unspecified damages and injunctive relief. The Company denies such allegations and intends to vigorously defend the action.

Allcare has settled with numerous defendants in a previous related litigation. The Company is presently licensing its product (the "License") from a company that was a defendant in the previous related litigation and which settled with Allcare. As far as the Company's use of any product of the defendant which settled is concerned, Allcare does not allege that the Company is infringing its patent. The Company believes that its liability with respect to activities that are based exclusively on under the License is minimal. The Company's management believes that during a portion of the relevant time period, the activities of the Company that are under consideration were based exclusively upon the License. However, Allcare alleges infringement both with respect to systems used by the Company which are not under the License, and for activities of the Company prior to its obtaining the License.

Notwithstanding the foregoing, because of the uncertainties of litigation, no assurances can be given as to the outcome of the Allcare litigation. In the event that the Company were not to prevail in this litigation, the Company could be required to pay significant damages to Allcare and could be enjoined from further use of its technology. A negative outcome in the Allcare litigation could have a material adverse effect on the Company's business, operating results and financial condition. If it is held that the Company's system infringes Allcare's patent rights, the Company would attempt to obtain software to replace the infringing system or would attempt to negotiate with Allcare to utilize its system, although no assurances can be given that the Company would be successful in either of these attempts. At the present time, the Company cannot assess the cost of designing and implementing a new system, obtaining a replacement system, or obtaining rights from Allcare.

ITEM 2    -       CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2000, the total number of incentive options granted under the 1999 Stock Option Plan (the "Plan"), net of incentive options forfeited during the same period, was 68,060. 40,000 of these options are exercisable at $4.00 per share over a five-year period starting one year from the date of grant, and terminate after six years. The balance of these options are exercisable at $7.50 per share and vest over a three-year period commencing upon the completion of one year of employment with the Company, and terminate after five years. During this period the Company also granted nonstatutory options to its outside Directors under the Plan to purchase up to an aggregate of 40,000 shares of Common Stock at $5.00 per share. These options vest over a three-year period commencing on the date of grant, and terminate after five years. As of December 31, 2000 an aggregate of 764,529 options had been granted under the Plan.

Pursuant to the terms of the PAI Agreement, the Company issued 400,000 shares of unregistered Common Stock of the Company to certain PAI stockholders. The stock issued to the PAI stockholders was valued at $849,920. Information concerning the PAI Agreement, including the type and amount of consideration received by the Company, is provided in Note 2 of the Condensed Notes to Consolidated Financial Statements in Part I hereof, which Note 2 is hereby incorporated by reference. The issuance of such shares was exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

On October 16, 2000 the Board of Directors approved the adoption of the Company's 2000 Restricted Stock Grant Plan (the "Stock Grant Plan"). The Stock Grant Plan was subsequently adopted by the Shareholders at the Company's Annual Meeting on November 20, 2000. The Stock Grant Plan provides for the issuance of shares that are subject to both standard restrictions on the sale or transfer of such shares (e.g., the standard seven year vesting schedule set forth in the Stock Grant Plan) and /or restrictions that the Board may impose, such as restrictions relating to length of service, corporate performance, or other restrictions. As of December 31, 2000 no grants had been made under the Stock Grant Plan and, therefore, no shares had vested under it. There are 700,000 shares of Common Stock reserved for issuance in connection with grants made under the Stock Grant Plan.

ITEM 3    -       Defaults Upon Senior Securities

None.

ITEM 4    -       Submission of Matters to a Vote of Security Holders

A. Six (6) directors were elected at the Annual Meeting to serve until the next Annual Meeting of Shareholders and until their respective successors are duly elected and qualified, or until their earlier resignation or removal. The names of these directors and votes cast in favor of their election and votes withheld are as follows:

       Name                         Votes For        Votes Withheld

       Bert E. Brodsky              4,705,642              0
       Gerald Shapiro               4,705,642              0
       Gerald Angowitz              4,705,642              0
       Kenneth J. Daley             4,705,642              0
       Paul J. Konigsberg           4,705,642              0
       Ronald L. Fish               4,705,642              0

B. The adoption of the 2000 Restricted Stock Grant Plan, reserving 700,000 shares for issuance under such plan, was approved as set forth below:

                                    Votes For        Votes Against

                                    4,705,642              0

ITEM 5    -       Other Information

None.

ITEM 6    -       Exhibits and Reports on Form 8-K
                  --------------------------------

(a) Exhibits

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

10.55             Lease Agreement, dated July 8, 1999, between Pharmacy Associates, Inc. and Executive Park Partnership(4)
10.56             Settlement Agreement regarding capitation arrangement between the Company and Vytra

-------------------
(1)      Denotes  document  filed as an  exhibit  to  Health  Card's  Registration  Statement  on Form S-1  (Registration  Number:
         333-72209) and incorporated herein by reference.
(2) Denotes  documentation  filed as an Exhibit to Health  Card's Report on Form
10-K for the fiscal year ended June 30, 1999.  (3) Denotes  document filed as an exhibit  to  Health  Card's  Form  8-K for an  event  dated  July  20,  2000 and incorporated herein

         by reference.
(4)      Denotes  documentation  filed as an Exhibit to Health  Card's  Report on Form 10-K,  as amended,  for the fiscal year ended
         June 30, 2000.

(b)      Reports on Form 8-K

None

Exhibit 27 - Financial Data Schedule (Electronic Filing Only)


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.

                                  (Registrant)

Date:    February 12, 2001                  By:      /s/ Bert E. Brodsky
     ---------------------                      ------------------------
                                                 Bert E. Brodsky
                                                 Chairman of the Board
                                                 and Chief Executive Officer