Form 10-Q
period 2001-03-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2001-05-15
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  March 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's Common Stock, as of May 10, 2001 was 7,121,496 shares.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page

PART I  -   FINANCIAL INFORMATION

ITEM 1  -   CONDENSED FINANCIAL STATEMENTS:                               3

            CONSOLIDATED BALANCE SHEETS as of June 30, 2000               3
            and March 31, 2001 (unaudited)

            CONSOLIDATED STATEMENTS OF INCOME (unaudited)                 4
            for the three months and nine months ended
            March 31, 2000 and 2001

            CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)             5
            for the nine months ended March 31, 2000 and 2001

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          6

ITEM 2  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL            16
            CONDITION AND RESULTS OF OPERATIONS

ITEM 3  -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT               23
            MARKET RISK

PART II -   OTHER INFORMATION                                            24

ITEM 1  -   LEGAL PROCEEDINGS                                            24

ITEM 2  -   CHANGES IN SECURITIES AND USE OF PROCEEDS                    25

ITEM 3  -   DEFAULTS UPON SENIOR SECURITIES                              26

ITEM 4  -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          26

ITEM 5  -   OTHER INFORMATION                                            26

ITEM 6  -   EXHIBITS AND REPORTS ON FORM 8-K                             26

                         PART I - FINANCIAL INFORMATION

ITEM I - CONDENSED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS

                                                                                               June 30            March 31
ASSETS                                                                                           2000               2001
Current:                                                                                                         (Unaudited)

   Cash and cash equivalents (including cash equivalent investments of $11,181,583          $ 15,724,730          $ 5,290,058
         and $2,031,745 and cash restricted as to its use of $569,760 and $1,501,538)
   Accounts receivable, less allowance for possible losses of $726,551                        13,409,219           28,554,139
         and $1,367,144
   Rebates receivable                                                                          3,685,576            7,204,186
   Due from affiliates                                                                           903,958            1,010,991
   Deferred income tax                                                                           409,000              798,246
   Other current assets                                                                          268,651              592,445
Total current assets                                                                          34,401,134           43,450,065

   Property, equipment and software development costs, net                                     6,424,170            7,837,591
   Due from affiliates                                                                         3,486,996            3,743,391
   Customer relationships, net of accumulated amortization of $8,527                                   -              296,473
   Goodwill, net of accumulated amortization of $210,368                                               -           11,975,828
   Other Assets                                                                                   51,318               48,162

                                                                                            $ 44,363,618          $67,351,510
LIABILITIES AND STOCKHOLDERS'EQUITY
Current:
   Accounts payable and accrued expenses                                                    $ 27,430,684          $48,273,752
   Current portion of capital lease obligations                                                  456,437              532,813
   Loans payable-current                                                                               -              203,732
   Due to officer/stockholder                                                                     60,000              417,880
   Due to affiliates                                                                             311,767                    -
   Income taxes payable                                                                           11,991               11,904
   Other current liabilities                                                                     100,036              356,625
Total current liabilities                                                                     28,370,915           49,796,706

  Capital lease obligations, less current portion                                              1,875,444            1,468,357
  Long term loans payable and other liabilities                                                        -               77,095
  Deferred tax liability                                                                         692,000              970,888
Total liabilities                                                                             30,938,359           52,313,046

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock $.10 par value; 10,000,000 shares authorized, none outstanding                       -                    -
  Common Stock, $.001 par value, 25,000,000 shares authorized, 6,912,496 and                       6,913                7,313
    7,312,496 shares issued 6,721,496 and 7,121,496 outstanding
  Additional paid-in-capital                                                                  12,405,010           13,254,530
  Retained earnings                                                                            2,096,203            2,839,513
  Treasury stock at cost, 191,000 shares                                                        (743,767)            (743,767)
  Notes receivable - stockholders                                                               (339,100)            (319,125)
Total stockholders' equity                                                                    13,425,259           15,038,464
                                                                                             $44,363,618          $67,351,510

                               See accompanying condensed notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Three months ended                        Nine months ended
                                                                        March 31                                 March 31
                                                             2000                 2001                   2000               2001
                                                             ----                 ----                   ----               ----

Revenues                                                  $43,089,755       $72,373,778             $ 126,265,944       $192,513,448
Cost of claims                                             38,770,872        66,221,855               115,414,966        177,107,586

Gross Profit                                                4,318,883         6,151,923                10,850,978         15,405,862

Selling, general and administrative expenses*               3,635,735         5,858,255                 8,768,141         14,583,579

Operating income                                              683,148           293,668                 2,082,837            822,283

Other income, net                                             235,637           253,061                   724,341            671,727

Income before income taxes                                    918,785           546,729                 2,807,178          1,494,010
Provision for income taxes                                    390,000           269,700                 1,193,000            750,700

Net Income                                                  $ 528,785         $ 277,029               $ 1,614,178          $ 743,310

Earnings per common share:
    Basic                                                      $ 0.08            $ 0.04                    $ 0.24             $ 0.10

    Diluted                                                    $ 0.08            $ 0.04                    $ 0.24             $ 0.10

Weighted average number of common shares outstanding:
    Basic                                                   6,871,870         7,121,496                 6,712,871          7,093,759
    Diluted                                                 6,871,870         7,150,501                 6,712,871          7,101,385


* Includes amounts charged by affiliates aggregating:       $ 840,728         1,017,208                $2,138,972        $ 2,992,760


                               See accompanying condensed notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                   Nine months ended
                                                                                                         March 31
                                                                                                2000                      2001
                                                                                                ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
OPERATING ACTIVITIES:
              Net income                                                                   $  1,614,178                 $ 743,310
              Depreciation and amortization                                                     851,561                 1,802,209
              Bad debt expense and allowance for possible losses                                600,000                   377,545
              Compensation expense accrued to officer/stockholder                                30,000                   357,880
              Deferred income taxes                                                             696,000                   (39,803)
              Interest accrued on stockholders' loans                                           (12,750)                  (19,125)
              Changes in assets and liabilities:
                (Increase) decrease in:
                  Accounts receivable                                                        (4,141,246)               (8,154,271)
                  Other current assets                                                         (328,463)                 (149,660)
                  Rebates receivable                                                         (1,606,617)                 (719,047)
                  Due to/from affiliates                                                         (4,656)                 (625,195)
                  Other assets                                                                   11,408                    44,878
              Increase (decrease) in:
                  Accounts payable and accrued expenses                                       1,923,574                10,143,733
                  Due to officer/stockholder                                                   (390,000)                        -
                  Income taxes payable                                                         (352,345)                  (43,868)
                  Other liabilities                                                              52,943                     8,868

Net cash provided by (used in) operating activities                                          (1,056,413)                3,727,454

CASH FLOWS FROM INVESTING ACTIVITIES:
                Capital expenditures                                                         (1,586,124)               (2,542,670)
                Disposal of capital assets                                                            -                    30,500
                Acquisition of PAI, net of cash and cash equivalents                                  -                (4,487,006)
                Acquisition of PMP, net of cash and cash equivalents                                  -                (6,683,788)
                Repayment of note by stockholder                                              1,036,125                         -
                Interest received on notes from stockholders                                          -                    39,100
Net cash used in investing activities                                                          (549,999)              (13,643,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
                Sale of common stock-net                                                      9,538,037                         -
                Proceeds from bank line of credit                                                     -                 4,000,000
                Repayment of bank line of credit                                                      -                (4,000,000)
                Treasury Stock                                                                 (528,358)                        -
                Repayment of debt and capital lease obligations                                 (45,299)                 (518,262)

Net cash provided by (used in) financing activities                                           8,964,380                  (518,262)

Net increase (decrease) in cash and cash equivalents                                          7,357,968               (10,434,672)
Cash and cash equivalents, beginning of period                                                2,815,863                15,724,730
Cash and cash equivalents, end of period                                                   $ 10,173,831                $5,290,058


                               See accompanying condensed notes to consolidated financial statements


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unadudited)


     1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc. (the "Company") and its wholly owned subsidiaries, Pharmacy Associates, Inc. ("PAI"), Interchange PMP, Inc. ("PMP"), National Medical Health Card IPA, Inc. ("IPA") and Specialty Pharmacy Care, Inc. ("Specialty"). Unless the context otherwise requires, references herein to the "Company" refer to the Company and its subsidiaries, PAI, PMP, IPA and Specialty, on a consolidated basis. The results of operations and balance sheet of PAI have been included in the consolidation as of July 20, 2000, the effective date that the Company acquired PAI. The results of operations and balance sheet of PMP have been included in the consolidation as of March 5, 2001, the effective date that the Company acquired PMP. All material intercompany balances and transactions have been eliminated in the consolidation.

     The  accompanying  unaudited  consolidated  financial  statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the March 31, 2001 and 2000 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K, as amended, for the year ended June 30, 2000. The results of operations for the three and nine month period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full year.

     Certain amounts in the prior period have been reclassified to conform to the current period presentation. (See Note 10.) For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K, for the year ended June 30, 2000, as amended (the "Annual Report").

     2. BUSINESS ACQUISITIONS

     Pursuant to the terms of the Agreement and Plan of Merger between the Company and PAI, dated July 20, 2000 (the "PAI Agreement"), the Company acquired PAI, a regional prescription benefit management company operating in Arkansas, Louisiana, and Mississippi. Under the terms of the merger agreement, stockholders of PAI received an aggregate of $6 million in cash and 400,000 shares of the Company's Common Stock, which was valued at $849,920 on the acquisition date. The acquisition was accounted for under the purchase method of accounting and the results of PAI's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $6,218,469, which consists of the following components: (i) customer relationships valued at $131,000; which will be amortized entirely over the current year; (ii) non-compete contracts valued at $44,400, which will be amortized over five (5) years; and (iii) goodwill of $6,043,069 which will be amortized over twenty (20) years. PAI stockholders may also receive additional consideration of up to $2 million payable in a combination of cash and Common Stock over a two-year period if certain financial targets of PAI are met.

     The Company entered into an Employment Agreement and a Stock Option Agreement with the former president of PAI. In addition, substantially all of the former employees of PAI were hired by the Company.

     The Company assumed all the assets and liabilities of PAI, as of July 20, 2000, including two outstanding loans as follows: (i) a note payable to Regions Bank with a principal balance as of March 31, 2001 of $78,832. Such note is payable in monthly installments in the amount of $2,432, including interest at the rate of 7.75% and principal through July 2004. Repayment of such note is currently secured by a lien on and a security interest in an automobile; and
(ii) a loan representing prepaid rebates from its rebate administrator with a principal balance as of March 31, 2001 of $175,159, payable with interest at the rate of 8.5% in four quarterly payments of $94,261 commencing December 31, 2000 and ending September 30, 2001.

     On March 5, 2001, the Company acquired substantially all of the assets and certain of the liabilities of Provider Medical Pharmaceutical, LLC ("PMP"), an Oklahoma limited liability company, pursuant to an Asset Purchase Agreement among the Company, PMP and the members of PMP. The assets acquired from PMP included, among other things, PMP's accounts receivable and intellectual property, PMP's rights under various contracts and the goodwill value of PMP's business.

     The purchase  price for the assets  consisted  of: (i)  $4,000,000 in cash,
(ii) the satisfaction by the Company of PMP's bank indebtedness of approximately $1,300,000, and (iii) cancellation of the $1,500,000 promissory note from PMP to the Company, dated January 16, 2001. Part of the cash portion of the purchase price was paid into an escrow account to provide security for the indemnification obligations of PMP and its members to the Purchaser. The acquisition was accounted for under the purchase method of accounting and the results of PMP's operations were included in the consolidated financial statements, commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $6,469,670, which consists of the following components: (i) customer relationships valued at $305,000, which will be amortized over 2.5 years; and (ii) goodwill of $6,164,670, which will be amortized over twenty (20) years. The Company will be required to pay up to $1,000,000 of additional cash consideration if certain financial targets relating to PMP's business are met over the next three years.

     The cash portion of the purchase price was obtained by a loan to the Company from The Chase Manhattan Bank pursuant to a Master Grid Note in the principal amount of $4,000,000 (the "Note"). The amount borrowed under the Note was repaid to the Bank on March 9, 2001, and no advances have been made since that date. Interest on any advances under the Note was payable on March 30, 2001 and the last day of each month thereafter; the interest rate is determined at the time of each such advance. The term of the Note expires on December 31, 2001.

     Simultaneously with the consummation of the acquisition, the Company entered into an Employment Agreement and Stock Option agreement with the former President of PMP, pursuant to which he will serve as its Senior Vice President of Business Development.

     The summarized unaudited pro forma results of operations set forth below for the three and nine months ended March 31, 2000 and March 31, 2001 assume the PAI and PMP acquisitions had occurred as of the beginning of each of these periods.


                                                                  Three Months Ended March 31
                                                                     2000                  2001

Revenues                                                      $    64,665,102           $77,768,108
Net income                                                    $       206,587           $   433,165
Net income per common share:
   Basic                                                      $          0.03           $      0.06
   Diluted                                                    $          0.03           $      0.06
Pro forma weighted average number of common shares outstanding:
   Basic                                                            7,271,870             7,121,496
   Diluted                                                          7,271,870             7,150,501

                                                                   Nine Months Ended March 31
                                                                     2000                      2001

Revenues                                                      $  186,979,285           $212,923,627
Net income                                                    $    1,098,069           $    538,979
Net income per common share:
   Basic                                                      $         0.15           $       0.08
   Diluted                                                    $         0.15           $       0.08
Pro forma weighted average number of common shares outstanding:
   Basic                                                           7,112,871              7,121,496
   Diluted                                                         7,112,871              7,129,122


     Pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of the acquired entity and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.


     3. STOCK OPTIONS

     During the nine months ended March 31, 2001, the total number of incentive options granted under the 1999 Stock Option Plan (the "Plan"), net of incentive options forfeited during the same period, were 476,377. The options are exercisable at prices ranging from $1.67 to $7.50 and terminate between five and six years from the grant date. Of these, 533,000 are currently in the money, with exercise prices lower than the current stock price, and 111,000 are currently exercisable. None of these options have been exercised to date. During this period the Company also granted nonstatutory options to its outside Directors (84,000) and the majority shareholder of PMP (15,000) under the Plan to purchase up to an aggregate of 99,000 shares of Common Stock at prices ranging from $1.67 to $6.00 per share. These options terminate after five years. Of these, 44,000 are currently in the money, and 14,680 are currently exercisable; the balance are exercisable over three years after one year from the grant date. None of the currently exercisable nonstatutory options have been exercised to date. As of March 31, 2001 an aggregate of 1,231,806 options had been granted under the Plan, of which 1,102,806 are incentive options. There are a total of 1,650,000 shares reserved for issuance under the plan.

     On February 20, 2001, the Company granted 500,000 incentive stock options to Mr. Brodsky under the Plan. These options are exercisable at $1.84 per share over a five-year period starting on the grant date. The options terminate February 20, 2006. These options are included in the discussion above.

     4. 2000 RESTRICTED STOCK GRANT PLAN

     On October 16, 2000, the Board of Directors approved the adoption of the Company's 2000 Restricted Stock Grant Plan (the "Stock Grant Plan"). The Stock Grant Plan was subsequently adopted by the Shareholders at the Company's Annual Meeting on November 20, 2000. The Stock Grant Plan provides for the issuance of shares that are subject to both standard restrictions on the sale or transfer of such shares (e.g., the standard seven year vesting schedule set forth in the Stock Grant Plan) and /or restrictions that the Board may impose, such as restrictions relating to length of service, corporate performance, or other restrictions. As of March 31, 2001 no grants had been made under the Stock Grant Plan; and therefore, no shares had vested under it. There are 700,000 shares of Common Stock reserved for issuance in connection with grants made under the Stock Grant Plan.

     5. EARNINGS PER SHARE

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                                         Three months ended March 31
                                                                              2000          2001
                                                                              ----          ----

     Basic                                                                 6,871,870      7,121,496
     Effect of assumed conversion of employee stock options                        -         29,005
                                                                           ---------      ---------
     Diluted                                                               6,871,870      7,150,501


                                                                         Nine months ended March 31
                                                                              2000          2001
                                                                              ----          ----

     Basic                                                                 6,712,871      7,093,759
     Effect of assumed conversion of employee stock options                        -          7,626
                                                                           ---------      ---------
     Diluted                                                               6,712,871      7,101,385

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                                          June 30        March 31
                                                                            2000          2001
                                                                            ----          ----
     Claims payable                                                      $22,571,928    $39,165,993
     Rebates payable to sponsors                                           3,565,258      5,587,005
     Other payables                                                        1,293,498      3,520,754
                                                                         -----------    -----------
                                                                         $27,430,684    $48,273,752
                                                                         ===========    ===========

     7. RELATED PARTY TRANSACTIONS

     Certain costs paid to affiliates were capitalized as software development costs. For the nine months ended March 31, 2001, the amount charged by affiliates and capitalized was approximately $500,000.

     The Company purchased computer equipment, furniture and fixtures from an affiliate during the nine months ended March 31, 2001 for approximately $373,000. The price of some of these assets included a 20% fee for purchasing, handling and other services.

     For the periods presented, certain general, administrative and other expenses reflected in the financial statements include allocations of certain corporate expenses from affiliates which take into consideration personnel, estimates of the time spent to provide services or other appropriate bases. These allocations include services and expenses for information systems maintenance, financial consulting, employee benefits administration, legal, communications and other miscellaneous services.

     Management believes the foregoing allocations were made on a reasonable basis. Although these allocations do not necessarily represent the costs which would have been or may be incurred by the Company on a stand-alone basis, management believes that any variance in costs would not be material.

     General and administrative expenses related to transactions with affiliates included in the statement of income are:


                                                                    Three months ended March 31
                                                                      2000           2001


     Software maintenance and related services                    $    260,944    $ 291,011
     Management and consulting fees                                    309,423      386,428
     Administrative and bookkeeping services and supplies              186,841      210,311
     Rent and utilities                                                 83,520      129,458
                                                                       -------    ---------
                                                                  $    840,728   $1,017,208


                                                                    Nine months ended March 31
                                                                      2000           2001
                                                                      ----           ----

     Software maintenance and related services                    $    717,944   $  851,316
     Management and consulting fees                                    655,131    1,171,805
     Administrative and bookkeeping services and supplies              496,378      579,181
     Rent and utilities                                                269,519      390,458
                                                                       -------    ---------
                                                                  $  2,138,972   $2,992,760


     The Company has accrued approximately $318,000 of interest income from affiliates, arising from two loans, for the nine months ended March 31, 2001. This compares to approximately $263,000 for the nine months ended March 31, 2000. As of March 31, 2001, the Company received cash of $23,750 against this accrual. The two loans are as follows: (i) as of March 31, 2001, Sandata, Inc., a corporation of which Mr. Brodsky is the Chairman of the Board, Treasurer and a principal stockholder ("Sandata"), owed the Company $511,772 pursuant to a promissory note dated May 31, 2000, made payable by Sandata to the order of the Company in the original principal amount of $500,000 plus interest at the rate of 9-1/2%; interest on such note is payable quarterly; and such note, which was originally due on June 1, 2001, is now due on March 31, 2002; (ii) on June 1, 1998, the Company assigned certain indebtedness aggregating $1,636,785 in principal and accrued interest, if any, from certain persons and entities including Mr. Brodsky, to P.W. Capital, LLC ("P.W. Capital"), a company affiliated with Mr. Brodsky. On June 1, 1998 P.W. Capital executed a demand promissory note made payable to the order of the Company in the principal amount of $4,254,785 with interest at the rate of 8.5% per annum, payable quarterly, such amount reflecting the assigned debt and amounts then owed by P.W. Capital to the Company. On June 1, 1998, Mr. Brodsky executed an unconditional guaranty in favor of the Company for the full and prompt payment to the Company of all amounts payable under the P.W. Capital promissory note dated June 1, 1998. Such note was secured by 1,022,758 shares of Common Stock of the Company and is without recourse to the maker. Such note was restructured by a new non-recourse promissory note dated July 31, 2000, made payable by P.W. Capital to the order of the Company in the amount of $3,890,940. Such note is payable in annual installments of $400,000, consisting of principal and interest at the rate of 8-1/2% per annum on each of the first and second anniversary dates, with the total remaining balance of principal and interest due and payable on July 31, 2003. The note is collateralized by 1,000,000 shares of Common Stock of the Company.

     The Company occupies approximately 15,500 square feet of space at 26 Harbor Park Drive, Port Washington, New York under an amended lease at a monthly cost of $46,999 (including utilities). The lessor is BFS Realty, LLC ("BFS"), which is affiliated with Mr. Brodsky. The lease expires as of March 30, 2004. Rent under the lease increases by 5% annually. The BFS lease was assigned by Sandata to BFS in November 1996. Mr. Brodsky is the Operating Manager and holder of a majority of the membership interests of BFS. The Company believes that the terms of the lease are as fair to it as those which could be obtained from an unaffiliated third party, although no independent fee quotes have been obtained. During the fiscal years ended June 30 1999 and 2000, the Company paid another affiliated party approximately $15,833 and $10,200, respectively, in connection with improvements to the building in which the Company's offices are located. In October, 2000, an oral agreement was reached among BFS, Sandata and the Company as to a reallocation of the common space at 26 Harbor Park Drive, which resulted in an increase of $6,400 per month in the rent payable by the Company. This increase was retroactive to June 1, 2000, resulting in an aggregate increase, over the term of the lease, of $294,000. Furthermore, in March 2001, the Company took over approximately 900 additional square feet as part of renovations to the building and further reallocation of the common space. This additional space and the unamortized cost of the renovations led to a monthly increase in rent of $7,000. This increase will result in an aggregate increase, over the term of the lease, of $252,000. The Company anticipates that negotiations for a new long-term lease, reflecting the revised square footage and on substantially similar terms (except for market value adjustments in rent, expenses and the like) as the present lease, will begin in the near future. Sandata also occupies space at 26 Harbor Park Drive. Except for certain common areas, Sandata and the Company do not share space in such facility.

     8. MAJOR CUSTOMERS AND PHARMACIES

     For the three months ended March 31, 2000, approximately 38% of revenues of the Company were from two plan sponsors administering multiple plans. For the three months ended March 31, 2001, approximately 17% of the consolidated revenues of the Company were from one plan sponsor administering multiple plans. For the nine months ended March 31, 2000, approximately 47% of the revenues were from three plan sponsors, two of which were administering multiple plans, while 19% of the revenues for the nine months ended March 31, 2001 were from one plan sponsor administering multiple plans. Amounts due from this sponsor at March 31, 2001 approximated $2,035,000.

     During the nine months ended March 31, 2001, the Company settled certain fees due from a major sponsor related to a capitation arrangement for calendar year 1999, which reduced revenue by $733,000. The calendar year 2000 contract with this sponsor is no longer a capitation arrangement. During the three months ended March 31, 2001, the Company also reached agreement with a former major sponsor to settle amounts due. This settlement increased selling, general and administrative expenses by $588,000 (See Note 12 Subsequent Events).

     For the three months ended March 31, 2000 and 2001, approximately 43% and 28% of the cost of claims were from two pharmacy chains, respectively. For the nine months ended March 31, 2000 and 2001, approximately 42% and 25% of the cost of claims were from these same two pharmacy chains. Amounts payable to these two pharmacy chains at March 31, 2001 were approximately $8,143,000.

     9. LITIGATION

     On February 9, 1999, the Company was informed by counsel that an action had been commenced against the Company on December 8, 1998 by the West Contra Costa Unified School District (the "School District") and an individual plaintiff in the State of California. The case was subsequently removed to the U.S. District Court for the Northern District of California. The complaint alleges, among other things, (i) that the Company unilaterally terminated its contract with the School District in violation of the terms of the contract; (ii) that the termination resulted in the School District incurring approximately $150,000 in additional costs; and (iii) that, due to the wrongful termination of the contract, the School District was forced to secure a replacement for the benefits and the services that were to have been provided by the Company, thereby incurring approximately $867,000 in additional expenses. The complaint also seeks treble damages, attorneys' fees, costs, interest to date and punitive damages. If treble damages were allowable and a judgment were to be entered against the Company, the Company would be liable for damages in excess of $1,500,000. Since the School District and the Company have recently begun a mediation process, the initial results of which have been positive, the Company has decided to postpone the deposition and the dispositive motion it has been contemplating. A second mediation session has been scheduled for June 14, 2001. The Company denies the allegations and intends to defend this action should it come to trial. In the opinion of management, the outcome of this matter will not have a material adverse effect on the Company's financial position or its results of operations.

     On October 23, 2000, the Company was served with a complaint filed by Allcare Health Management Systems, Inc. ("Allcare") in the United States District Court for the Northern District of Texas alleging that the Company and numerous other defendants infringe certain patent rights allegedly owned by Allcare.

     On April 10, 2001, the Company settled the lawsuit with Allcare, and all of the claims were dismissed by the Court on April 17, 2001. As part of the settlement, the Company, and its subsidiaries were released from any and all claims that were or could be brought in the lawsuit. The release covers all prior periods as well as all future periods as long as the Company continues licensing its pharmacy benefit management information technology systems (the "NMHCS Systems") from a licensee of Allcare. Furthermore, the future activities of entities acquired by the Company are covered under the release as long as such entities' systems are converted to the NMHCS Systems within six months of acquisition. The settlement provides Allcare the right to audit the Company in the future to insure the NMHCS Systems are still covered by the release. The Company also has the option to extend the duration of the release, for a fee, if it licenses its NMHCS Systems from a different vendor in the future.

     On January 11, 2001, Mary T. Casale, a former employee of the Company, filed a Charge of Discrimination against the Company with the New York District Office of the U.S. Equal Employment Opportunity Commission ("EEOC"). Ms. Casale alleges, among other things, that she was constructively discharged as a result of discriminatory age and gender practices and that she was subjected to repeated discriminatory comments regarding her age and gender. The matter is presently pending before the EEOC, which is expected to explore a voluntary resolution of the dispute and to investigate Ms. Casale's allegation. The Company believes that is has not violated any applicable laws, and is defending the charges through its attorneys. The matter remains in its early stages, and the EEOC has made no findings for or against any party. In addition, the Company is being defended pursuant to an employment practices liability policy, and has no reason to believe that coverage does not exist for the within claim.

     10. RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements". In June 2000, the SEC delayed the required implementation date to the fourth quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 which did not have a material effect on its results of operations and financial position.

     The consolidated financial statements reflect, for all periods presented, the adoption of the classification requirements pursuant to Emerging Issues Task Force ("EITF") 00-14, Accounting for Certain Sales Incentives-Coupons, Rebates and Discounts, which was effective in the Company's third quarter of 2001. Accordingly, the Company reduced cost of claims for the periods presented for rebates received from pharmaceutical manufacturers and reduced revenues for the rebates which are shared with the Company's customers. Historically, the Company recorded the net difference between the rebates received and paid out as a reduction to cost of claims.

     11. SUPPLEMENTAL CASH FLOW INFORMATION

     During the nine months ended March 31, 2000 and March 31, 2001, the Company paid $23,488 and $178,489 in interest and $265,000 and $838,210 in income taxes, respectively. In a non-cash transaction, the Company issued 400,000 shares of its Common Stock, valued at $849,920, as part of the acquisition of PAI. (See
Note 2 above for additional information about the PAI agreement).

     12. SUBSEQUENT EVENTS

     The Company has reached agreement with a former major sponsor concerning the amounts due to them for rebates and other contractual terms based on the close out of the contract. The Company has reserved an additional $588,000 in the quarter ended March 31, 2001 to account for this settlement. The total amount to be paid to this sponsor is $1,750,000.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenues increased $29.3 million, or approximately 68%, from $43.1 million for the three months ended March 31, 2000, to $72.4 million for the three months ended March 31, 2001. Of the increase, $20.2 million, or 69%, was due to the inclusion of revenues from PAI and PMP in the quarter ended March 31, 2001. $5.1 million of the increase was due to revenues related to new sponsors or new services offered. The majority of the balance of the year-over-year increase, or $4.4 million, was due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant.

Revenues for the quarter for both years were adjusted based on EITF 00-14, Accounting for Certain Sales Incentives - Coupons, Rebates and Discounts (See
Note 10). The financial impact of this is to reduce revenues by the amount of rebates to be paid to customers and reduce cost of claims by the gross amount of rebates received by the Company. Previously the net difference between the gross amount received by the Company and the amount paid to customers was treated as a reduction in cost of claims with no effect on revenue. The impact of this change was to reduce revenue and cost of claims by $1.4 million and $1.0 million for the quarters ended March 31, 2001 and 2000, respectively.

Cost of claims increased $27.4 million, or approximately 71%, from $38.8 million for the three months ended March 31, 2000, to $66.2 million for the three months ended March 31, 2001. PAI and PMP accounted for $17.7 million, or 65% of the increase. As a percentage of revenues, cost of claims increased from 90.0% to 91.5% for the three months ended March 31, 2000 and March 31, 2001, respectively. The 90.0% for the quarter ended March 31, 2000 was favorably impacted by a one-time adjustment due to a more favorable arrangement with a sponsor. The 91.5% for the quarter ended March 31, 2001 is much more representative of the Company's historical performance. The acquisitions of PAI and PMP have aided in starting to drive this percentage down.

Gross profit increased from $4.3 million, for the three months ended March 31, 2000, to $6.1 million for the three months ended March 31, 2001; a $1.8 million, or 42% increase. PAI and PMP accounted for $2.5 million, or 135%, of the increase. Gross profit, as a percentage of revenue, decreased from 10.0% to 8.5% for the three months ended March 31, 2000 and March 31, 2001, respectively. The decline year-over-year is principally related to the one time adjustment to cost of claims taken in the three months ended March 31, 2000. However, the Company has also seen a decline in profit margins due to competitive pressures.

Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $2.2 million, or approximately 61% from $3.6 million for the three months ended March 31, 2000 to $5.8 million for the three months ended March 31, 2001. Approximately 45% of the increase, or $1.0 million, was related to the inclusion of PAI and PMP in the consolidated numbers. The balance of the growth in these expenses was principally related to four areas: (i) an approximate $409,000 increase in expenditures related to increases in compensation and benefits, primarily associated with new employees; (ii) an approximate $204,000 increase in depreciation and amortization expenses related to increased hardware procurement and software development; (iii) an approximate $80,000 increase in data processing charges related to increased information technology services; and (iv) an approximate $628,000 reserve accrued related to the settlement of the Allcare patent infringement (see Note 9 - Litigation) and the reconciliation and settlement of amounts due to a former sponsor (See Note 12 - Subsequent Events).

General and administrative expenses charged by affiliates increased approximately $176,000 or 21% year-over-year from $841,000 to $1,017,000 for the three months ended March 31, 2000 and March 31, 2001, respectively. The majority of the increase related to increased information technology services, and additional administrative support services and supplies to support the continued expansion of the business.

Other net income increased by approximately $17,000, or 7%, for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. The reason for the net increase was a $52,000 increase in interest income related to cash balances from PAI, offset by a $35,000 increase in interest expense because the Company entered into a capital lease agreement with Hewlett Packard for computer hardware and related software that went into effect March, 2000.

Income before income taxes declined $372,000, from $919,000 to $547,000, or 40%, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The primary reason for the decline was the $628,000 accrued reserve for settlements, offset by the profitability of PAI and PMP. EBITDA (earnings before interest, taxes, depreciation and amortization) for these same periods showed a decline of $35,000, or 4%, from $999,000 for the three months ended March 31, 2000 to $964,000 for the three months ended March 31, 2001. This was due to the inclusion in the period ended March 31, 2001 of: (i) $141,000 of goodwill amortization related to the PAI and PMP acquisitions; (ii) $10,000 of depreciation of PAI's and PMP's assets; and (iii) $203,000 of incremental depreciation related to new assets procured during the last year.

The effective tax rate increased from 42% for the three months ended March 31, 2000 to 50% for the three months ended March 31, 2001. The increase stemmed primarily from the non-deductibility, for tax purposes, of the goodwill amortization related to the acquisition of PAI.

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000

Revenues increased $66.2 million, or approximately 52%, from $126.3 million for the nine months ended March 31, 2000, to $192.5 million for the nine months ended March 31, 2001. Of the increase, $49.6 million, or 75% was due to the inclusion of revenues from PAI, subsequent to July 20, 2000, and PMP, subsequent to March 5, 2001. $8.4 million of the increase was due to revenues related to new sponsors or new services offered. The majority of the balance of the year-over-year increase, or $9.0 million, was due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth, and an increase in the average number of claims per plan participant. Both periods were negatively impacted by a net reduction in revenues that arose when the Company settled certain fees due from a major sponsor related to a capitation arrangement for calendar years 1997 - 1999. The net reduction in revenues was $821,000 for the nine months ended March 31, 2000 and $733,000 for the nine months ended March 31, 2001. The calendar year 2000 contract with this sponsor is no longer a capitation arrangement.

Revenues for the nine months for both years were adjusted based on EITF 00-14, Accounting for Certain Sales Incentives - Coupons, Rebates and Discounts. The financial impact of this is to reduce revenues by the amount of rebates to be paid to customers and reduce cost of claims by the gross amount of rebates received by the Company. Previously the net difference between the gross amount received by the Company, and the amount paid to customers was treated as a reduction in cost of claims with no change to revenue. The impact of this change was to reduce revenue and cost of claims by $3.9 million and $3.1 million for the nine months ended March 31, 2001 and 2000, respectively.

Cost of claims increased $61.7 million, or approximately 53%, from $115.4 million for the nine months ended March 31, 2000, to $177.1 million for the nine months ended March 31, 2001. PAI and PMP accounted for $44.7 million, or 72% of the increase. As a percentage of revenues, cost of claims increased from 91.4% to 92.0% for the nine months ended March 31, 2000 and March 31, 2001, respectively. The percentage for the nine months ended March 31, 2000 was favorably impacted by two items: (i) a $736,000 reduction in rebates payable which arose when the Company reevaluated its liabilities to a plan sponsor; and
(ii) the one-time adjustment due to a more favorable arrangement with a sponsor.

Gross profit increased from $10.8 million for the nine months ended March 31, 2000 to $15.4 million for the nine months ended March 31, 2001; a $4.6 million, or 43%, increase. PAI and PMP accounted for $4.9 million, or 107%, of the increase. Gross profit as a percentage of revenue declined from 8.6% to 8.0% for the nine months ended March 31, 2000 and March 31, 2001, respectively. The decline is attributable to the impact of the two one-time adjustments, described in the explanation for the change in cost of claims above. The Company has also seen a decline in profit margins due to competitive pressures.

Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $5.8 million, or approximately 66%, from $8.8 million for the nine months ended March 31, 2000 to $14.6 million for the nine months ended March 31, 2001. Approximately 45% of the increase, or $2.6 million, was related to the inclusion of PAI and PMP in the consolidated numbers. The balance of the growth in these expenses was principally related to five areas: (i) an approximate $1,354,000 increase in expenditures related to increases in compensation and benefits, primarily associated with new employees; (ii) an approximate $620,000 increase in depreciation and amortization expenses related to increased hardware procurement and software development; (iii) an approximate $314,000 increase in data processing charges related to increased information technology services; (iv) an approximate $628,000 reserve accrued related to the settlement of the Allcare patent infringement (See Note 9 - Litigation) and the reconciliation and settlement of amounts due to a former sponsor (See Note 12 - Subsequent Events); and (v) an approximate $266,000 increase in legal fees related to the defense of the items discussed in Note 9 - Litigation.

General and administrative expenses charged by affiliates increased approximately $854,000, or 40%, year-over-year from $2,139,000 to $2,993,000 for the nine months ended March 31, 2000 and March 31, 2001, respectively. The majority of the increase related to increased information technology services and additional administrative support services and supplies to support the continued expansion of the business.

Other net income declined by approximately $53,000, or 7%, for the nine months ended March 31, 2001, as compared to the nine months ended March 31, 2000. The main factor in the decline was a $155,000 increase in interest expense, primarily because the Company entered into a capital lease agreement with Hewlett Packard for computer hardware and related software that went into effect in March 2000. The increase in interest expense was partially offset by a $102,000 increase in interest income related to the inclusion of PAI.

Income before income taxes declined $1,313,000, or 47%, for the nine months ended March 31, 2001, as compared to the nine months ended March 31, 2000. The primary reasons for the decline were the one-time adjustments noted above: (i) the $733,000 revenue reduction in the nine months ended March 31, 2001; (ii) the $628,000 accrued reserve for settlements in the nine months ended March 31, 2001; (iii) the $736,000 reduction in rebates payable in the nine months ended March 31, 2000; and (iv) the one-time adjustment due to a more favorable arrangement with a sponsor in the nine months ended March 31, 2000. EBITDA for these same periods showed a decline of $237,000, or 8%, from $2,934,000, for the nine months ended March 31, 2000, to $2,697,000, for the nine months ended March 31, 2001. This was due to the inclusion of $334,000 of goodwill amortization related to the PAI and PMP acquisitions in the period ended March 31, 2001, $66,000 of depreciation of PAI's and PMP's assets, as well as $620,000 of incremental depreciation of new assets procured during the last year.

The effective tax rate increased from 42.5%, for the nine months ended March 31, 2000, to 50.2%, for the nine months ended March 31, 2001. The increase stemmed primarily from the non-deductibility, for tax purposes, of the goodwill amortization related to the PAI acquisition.

Liquidity and Capital Resources

The Company's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. The Company also requires cash for potential acquisitions of other prescription benefit management companies or of companies providing related services. As of March 31, 2001, the Company had a working capital deficit of $6.3 million, as compared to working capital of $6.0 million as of June 30, 2000. The primary reasons for the change in working capital were the acquisitions of PAI and PMP. $11.2 million of cash and cash equivalents, net of cash received, was utilized to acquire these companies during the nine months ended March 31, 2001. These funds came from the Company's working capital, thus a long term asset, goodwill, was acquired with a short term asset, cash.

Net cash provided by operating activities was $3.7 million for the nine months ended March 31, 2001, as compared to net cash used in operating activities of $1.1 million for the nine months ended March 31, 2000. For the nine months ended March 31, 2001, accounts payable increased by $2.0 million more than accounts receivable, thus providing cash. This differs from the nine months ended March 31, 2000 where accounts receivable increased by $2.2 million more than accounts payable, thus using cash. There was also $1 million more, during the nine months ended March 31, 2001, of non-cash depreciation and amortization related to the acquisitions and increased fixed assets.

Historically, the timing of the Company's accounts receivable and accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan sponsors, on the one hand, and the Company's pharmacy network, on the other hand. These terms generally lead to the Company's payments to participating pharmacies being slower than its corresponding collections from plan sponsors. The Company believes that this situation is not unusual in the pharmacy benefit management industry and expects to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future; and if they were to change materially, the Company could require additional working capital financing. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all. If such terms of trade were to change materially, and/or if the Company were unable to obtain additional working capital financing, there could be a material adverse effect on the Company's business, financial condition or results of operations.

Net cash used in investing activities was $13.6 million for the nine months ended March 31, 2001. The net cash outlay for PAI was $4.5 million, representing the initial payment of $6.0 million plus $0.2 million of related expenses, less PAI's cash balance at July 20, 2000 of $1.7 million. The net cash outlay for PMP was $6.7 million, representing the initial payment of $6.8 million plus $0.2 million of related expenses, less PMP's cash balance at March 5, 2001 of $0.3 million. In addition, there were $2.5 million of capital asset additions during the period.

Net cash used in financing activities was $518,000 for the nine months ended March 31, 2001, reflecting repayments against capital leases. The Company also borrowed $4.0 million on March 5, 2001 under the Note to acquire PMP and repaid the $4.0 million on March 9, 2001. This compares to $9.0 million provided by financing activities for the nine months ended March 31, 2000, reflecting the cash received from the Public Offering described in the Annual Report.

During fiscal year 2000, the Company entered into three capital lease transactions for hardware and software. The purchase price of these capital assets was $2,537,730. One hardware lease is for a term of 57 months, with monthly payments of $40,322. Another hardware lease is for a term of 60 months, with monthly payments of $3,245. The software lease is for a term of 33 months, with monthly payments of $13,662. The principal balance of these three capital leases as of March 31, 2001 was $2,001,170.

The Company assumed all the assets and liabilities of PAI, as of July 20, 2000, including two outstanding loans as follows: (i) a note payable to Regions Bank with a principal balance as of March 31, 2001 of $78,832. Such note is payable in monthly installments in the amount of $2,432, including interest at the rate of 7.75% and principal through July 2004. Repayment of such note is currently secured by a lien on and a security interest in an automobile; and (ii) a loan representing prepaid rebates from its rebate administrator with a principal balance as of March 31, 2001 of $175,159, payable with interest at the rate of 8.5% in four quarterly payments of $94,261 commencing December 31, 2000 and ending September 30, 2001.

PAI stockholders are eligible to receive up to $1,000,000 in additional consideration payable in combination of cash and Common Stock if certain financial targets of PAI are met for the fiscal year ended June 30, 2001. Based on performance through March 31, 2001, it is highly likely that most, if not all, of these funds will be earned and will be paid following the fiscal year.

In February 1998, the Company entered into an agreement with an unaffiliated third party for computer software products and professional services. The agreement required the Company to pay an initial license fee. In addition, if certain milestones are met, based on the number of processed claims as defined in the agreement, the initial license fee increases in specified increments. To date, three such milestones have been met, resulting in a 75% increase in the license fee. The agreement also provides for the annual payment of a fee for maintenance and updating services equal to 18% of the initial license fee, as defined. It is anticipated that, based on internal growth and the PAI and PMP acquisitions, at least one additional milestone will be met during calendar year 2001. If the remaining milestones are reached, the cash outlay by the Company would be $200,000.

The Company anticipates that current cash positions, after the PAI and PMP acquisitions and the repayment of certain affiliate and shareholder debt, together with anticipated cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of the Company's stated goals to acquire other pharmacy benefit management companies, evidenced by the two acquired during this fiscal year. This will require cash. Depending on the Company's evaluation of future acquisitions, additional cash may be required. Therefore, the Company has put in place a $4,000,000 revolving credit line for acquisitions with its bank. The Company has no current borrowings against this credit line. The Company is also currently negotiating a larger amount, based on anticipated future earnings, to meet anticipated future needs. In the event that the Company's plans change or its assumptions prove to be inaccurate, or that the additional bank financing is not consummated, or the proceeds of the bank financing prove to be insufficient to fund operations and acquisitions, the Company could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all.

Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements". In June 2000, the SEC delayed the required implementation date to the fourth quarter of fiscal years beginning after December 15, 1999. The Companyadopted SAB 101 which did not have a material effect on its results of operations and financial position.

The consolidated financial statements reflect, for all periods presented, the adoption of the classification requirements pursuant to Emerging Issues Task Force ("EITF") 00-14, Accounting for Certain Sales Incentives-Coupons, Rebates and Discounts, which was effective in the Company's third quarter of 2001. Accordingly, the Company reduced cost of claims for the periods presented for rebates received from pharmaceutical manufacturers and reduced revenues for the rebates which are shared with the Company's customers. Historically, the Company recorded the net difference between the rebates received and paid out as a reduction to cost of claims.

Other Matters

NASDAQ Compliance

By letter dated December 7, 2000, NASDAQ notified the Company that the Company's Common Stock had failed to maintain a minimum market value of public float of $5,000,000 over the preceding 30 consecutive trading days, as required by NASDAQ rules (the "MVPF Rule"). The market value of public float ("MVPF") is the dollar amount determined by multiplying the closing bid price by the number of outstanding shares of the Company's Common Stock excluding shares held by the Company's directors, officers and beneficial owners of 10% or more of the Company's shares. The Company regained compliance with the MVPF rule in the time allotted by NASDAQ and continues to this date to be in compliance.

Inflation

Management does not believe that inflation has had a material adverse impact on the Company's net income.

Forward-Looking Statements

This report contains forward-looking statements which involve known and unknown risks and uncertainties or other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used herein, the words "may", "could", "estimate", "believes", "anticipates", "thinks", "intends", "will be", "expects", and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of such risks and uncertainties, including but not limited to risks relating to demand, pricing, government regulation, acquisitions and affiliations, the market for PBM services, competition and other factors, readers are urged to carefully review and consider various disclosures made by the Company in the Company's Annual Report for the most recently ended fiscal year, and other Securities and Exchange Commission filings.

For more information, visit the Company's website at www.NMHC.com.

Item 3   -  Quantitative and Qualitative Disclosures
            about Market Risk

Not applicable.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1   -  LEGAL PROCEEDINGS

On February 9, 1999, the Company was informed by counsel that an action had been commenced against the Company on December 8, 1998 by the West Contra Costa Unified School District (the "School District") and an individual plaintiff in the State of California. The case was subsequently removed to the U.S. District Court for the Northern District of California. The complaint alleges, among other things, (i) that the Company unilaterally terminated its contract with the School District in violation of the terms of the contract; (ii) that the termination resulted in the School District incurring approximately $150,000 in additional costs; and (iii) that, due to the wrongful termination of the contract, the School District was forced to secure a replacement for the benefits and the services that were to have been provided by the Company, thereby incurring approximately $867,000 in additional expenses. The complaint also seeks treble damages, attorneys' fees, costs, interest to date and punitive damages. If treble damages were allowable and a judgment were to be entered against the Company, the Company would be liable for damages in excess of $1,500,000. Since the School District and the Company have recently begun a mediation process, the initial results of which have been positive, the Company has decided to postpone the deposition and the dispositive motion it has been contemplating. A second mediation session has been scheduled for June 14, 2001. The Company denies the allegations and intends to defend this action should it come to trial. In the opinion of management, the outcome of this matter will not have a material adverse effect on the Company's financial position or its results of operations.

On October 23, 2000, the Company was served with a complaint filed by Allcare Health Management Systems, Inc. ("Allcare") in the United States District Court for the Northern District of Texas alleging that the Company and numerous other defendants infringe certain patent rights allegedly owned by Allcare.

On April 10, 2001, the Company settled the lawsuit with Allcare, and all of the claims were dismissed by the Court on April 17, 2001. As part of the settlement, the Company and its subsidiaries were released from any and all claims that were or could be brought in the lawsuit. The release covers all prior periods as well as all future periods as long as the Company continues licensing its pharmacy benefit management information technology systems (the "NMHCS Systems") from a licensee of Allcare. Furthermore, the future activities of entities acquired by the Company are covered under the release as long as such entities' systems are converted to the NMHCS Systems within six months of acquisition. The settlement provides Allcare the right to audit the Company in the future to insure the NMHCS Systems are still covered by the release. The Company also has the option to extend the duration of the release, for a fee, if it licenses its NMHCS Systems from a different vendor in the future.

On January 11, 2001, Mary T. Casale, a former employee of the Company, filed a Charge of Discrimination against the Company with the New York District Office of the U.S. Equal Employment Opportunity Commission ("EEOC"). Ms. Casale alleges, among other things, that she was constructively discharged as a result of discriminatory age and gender practices and that she was subjected to repeated discriminatory comments regarding her age and gender. The matter is presently pending before the EEOC, which is expected to explore a voluntary resolution of the dispute and to investigate Ms. Casale's allegation. The Company believes that is has not violated any applicable laws, and is defending the charges through its attorneys. The matter remains in its early stages, and the EEOC has made no findings for or against any party. In addition, the Company is being defended pursuant to an employment practices liability policy, and has no reason to believe that coverage does not exist for the within claim.

ITEM 2    -       CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2001, the total number of incentive options granted under the 1999 Stock Option Plan (the "Plan"), net of incentive options forfeited during the same period, were 476,377. The options are exercisable at prices ranging from $1.67 to $7.50 and terminate between five and six years from the grant date. Of these, 533,000 are currently in the money, with exercise prices lower than the current stock price, and 111,000 are currently exercisable. None of these options have been exercised to date. During this period the Company also granted nonstatutory options to its outside Directors (84,000) and the majority shareholder of PMP (15,000) under the Plan to purchase up to an aggregate of 99,000 shares of Common Stock at prices ranging from $1.67 to $6.00 per share. These options terminate after five years. Of these, 44,000 are currently in the money, and 14,680 are currently exercisable; the balance are exercisable over three years after one year from the grant date. None of the currently exercisable nonstatutory options have been exercised to date. As of March 31, 2001 an aggregate of 1,231,806 options had been granted under the Plan, of which 1,102,806 are incentive options. There are a total of 1,650,000 shares reserved for issuance under the plan.

On February 20, 2001, the Company granted 500,000 incentive stock options to Mr. Brodsky under the Plan. These options are exercisable at $1.84 per share over a five-year period starting on the grant date. The options terminate February 20, 2006. These options are included in the discussion above.

Pursuant to the terms of the PAI Agreement, the Company issued 400,000 shares of unregistered Common Stock of the Company to certain PAI stockholders. The stock issued to the PAI stockholders was valued at $849,920. Information concerning the PAI Agreement, including the type and amount of consideration received by the Company, is provided in Note 2 of the Condensed Notes to Consolidated Financial Statements in Part I hereof. The Company was advised that the issuance of such shares was exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

On October 16, 2000 the Board of Directors approved the adoption of the Company's 2000 Restricted Stock Grant Plan (the "Stock Grant Plan"). The Stock Grant Plan was subsequently adopted by the Shareholders at the Company's Annual Meeting on November 20, 2000. The Stock Grant Plan provides for the issuance of shares that are subject to both standard restrictions on the sale or transfer of such shares (e.g., the standard seven year vesting schedule set forth in the Stock Grant Plan) and/or restrictions that the Board may impose, such as restrictions relating to length of service, corporate performance or other restrictions. As of March 31, 2001, no grants had been made under the Stock Grant Plan; and therefore, no shares had vested under it. There are 700,000 shares of Common Stock reserved for issuance in connection with grants made under the Stock Grant Plan.

Item 3  -  Defaults Upon Senior Securities

None.


Item 4  -  Submission of Matters to a Vote of Security Holders

None.


Item 5  -  Other Information

None.


Item 6  -  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number     Description of Exhibit

3.3   Restated Certificate of Incorporation of Health Card, as amended(2)
3.4   Amended and Restated By-Laws of Health Card(1)
4.1   Form of Specimen Common Stock Certificate(1)
4.2   Form of Warrant Agreement, including form of Representatives' Warrants(1)
10.1  Software License Agreement and Professional Service Agreement, dated February 18, 1998, between Health Card and
      Prospective Health Inc.(1)
10.2  1999 Stock Option Plan(1)
10.3  Stock Option Agreement, dated August 3, 1999, between Health Card and John Ciufo(4)
10.4  Letter, dated February 1, 2000, from John Ciufo to Bert E. Brodsky(4)
10.5  Stock Option Agreement, dated February 1, 2000, between Health Card and John Ciufo(4)
10.6  Stock Option Agreement, dated August 3, 1999, between Health Card and Ken Hammond(4)
10.7  Employee Covenant Agreement, dated June 1, 1998, between Health Card and Linda Portney(1)
10.8  Employment Agreement, dated March 27, 2000, between Health Card and David Gershen(4)
10.9  Stock Option Agreement, dated May 1, 2000, between Health Card and David Gershen(4)
10.10 Employment Agreement, dated May 3, 2000, between Health Card and James Bigl(4)
10.11 Stock Option Agreement, dated June 12, 2000, between Health Card and James Bigl(4)
10.12 Stock Option Agreement, dated August 3, 1999, between Health Card and Kenneth J. Daley(4)
10.13 Stock Option Agreement, dated August 3, 1999, between Health Card and Gerald Angowitz(4)
10.14 Lease, dated January 1, 1996, between Sandata, Inc. and Health Card(1)
10.15 Assignment, dated November 1, 1996, from Sandata, Inc., to BFS Realty, LLC(1)
10.16 First Amendment to BFS Realty, LLC Lease, dated June 1, 1998, between BFS Realty, LLC and Health Card(1)
10.17 Second  Amendment  to BFS Realty,  LLC Lease,  dated April 1, 1999,  between BFS Realty,  LLC and Health
      Card(1)
10.18 Lease, dated August 10, 1998, between 61 Manor Haven Boulevard, LLC and Health Card(1)
10.19 Promissory Note, dated July 1, 1997, made payable by Bert Brodsky to the order of Health Card in the original principal amount of $1,000,000(1)
10.20 Letter, dated June 3, 1999, from Bert Brodsky to Health Card(1)
10.21 Promissory  Note,  dated  July 1,  1997,  made  payable  by Gerald  Shapiro  to the order of Health  Card in the original principal amount of $300,000(1)
10.22 Letter, dated June 3, 1999, from Gerald Shapiro to Health Card(1)
10.23 Promissory  Note,  dated June 1, 1998,  made  payable by P.W.  Capital,  LLC to the order of Health  Card in the original principal amount of $4,254,785(1)
10.24 Agreement of Guaranty, dated June 1, 1998, by Bert E. Brodsky in favor of Health Card(1)
10.25 Demand  Promissory Note, dated January 2, 1999, made payable by P.W.  Capital,  LLC to the order of Health Card, in the original principal amount of $90,100(1)
10.26 Promissory  Note,  dated July 31, 2000,  made payable by P.W.  Capital,  LLC to the order of Health Card, in the amount of
      $3,890,940(4)
10.27 Letter, dated June 9, 1999, from Bert E. Brodsky to Health Card(1)
10.28 Letter, dated June 8, 1999, from the Bert E. Brodsky Revocable Trust to Health Card(1)
10.29 Employment Agreement, dated July 1, 1999, between Health Card and Bert E. Brodsky(1)
10.30 Letter, dated June 8, 1999, from Bert E. Brodsky to Health Card(1)
10.31 Acquisition and Merger Agreement,  dated as of June 27, 2000, between Health Card and Pharmacy Associates, Inc.(3)
10.32 Lease Agreement, dated March 4, 1996, between Pharmacy Associates, Inc. and Executive Park Partnership(4)
10.33 Amendment to Lease, dated November 2, 1998, between Pharmacy Associates, Inc. and Executive Park Partnership(4)
10.34 Amendment  to  Lease,  dated  November  19,  1998,  between  Pharmacy   Associates,   Inc.  and  Executive Park Partnership(4)
10.35 Lease Agreement, dated July 8, 1999, between Pharmacy Associates, Inc. and Executive Park Partnership(4)
10.36 Settlement Agreement regarding capitation arrangement between the Company and Vytra, dated 12/1/00

-------------------
(1)   Denotes  document  filed as an  exhibit  to  Health  Card's  Registration  Statement  on Form S-1
      (Registration  Number:333-72209) and incorporated herein by reference.
(2)   Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the fiscal year ended June 30, 1999.
(3)   Denotes document filed as an exhibit to Health Card's Form 8-K for an event dated July 20, 2000.
(4)   Denotes  documentation  filed as an Exhibit to Health  Card's  Report on Form 10-K,  as amended,  for the fiscal year ended
      June 30, 2000.

(b)   Reports on Form 8-K

Current Report on Form 8-K for an event dated March 5, 2001.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                  (Registrant)



Date:    May 14, 2001                          By:   /s/ Bert E. Brodsky
                                                     Bert E. Brodsky
                                                     Chairman of the Board
                                                     and Chief Executive Officer