Form 10-K
period 2001-06-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2001-10-01
CIK 813562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________________ to ____________________________

                        Commission file number 000-26749
                       NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.

             (Exact Name of Registrant as Specified in its Charter)

New York                                        11-2581812
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

26 Harbor Park Drive, Port Washington, New York         11050
(Address of Principal Executive Offices)             (Zip Code)

                                (516) 626 - 0007
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                Name of Each Exchange on Which Registered
     None                            _______________________________________

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

Yes   X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing: $8,367,338 as of September 21, 2001.

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

Yes     No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 7,183,996 shares outstanding as of September 21, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                      INDEX

Forward Looking Statements                                                                        4

                                     PART I

Item 1.           Description of Business                                                         4

Item 2.           Description of Property                                                        24

Item 3.           Legal Proceedings                                                              25

Item 4.           Submission of Matters to a Vote of Security Holders                            26

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters                       27

Item 6.           Selected Financial Data                                                        28

Item 7.           Management's Discussion and Analysis of Financial Condition                    30
                  and Results of Operations

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk                     40

Item 8.           Financial Statements and Supplementary Data                                    40

Item 9.           Changes in and Disagreements on Accounting And Financial                       40
                  Disclosures

                                    PART III

Item 10. Directors and Executive Officers of Registrant                                          42
         Compliance with Section 16(a) of the Exchange Act                                       44

Item 11. Executive Compensation                                                                  45

Item 12. Security Ownership of Certain Beneficial Owners and Management                          51

Item 13. Certain Relationships and Related Transactions                                          53

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                         59

Signatures

                             INTRODUCTORY STATEMENTS

Forward Looking Statements

     When used herein, the words "may," "could," "estimate," "believe," "anticipate," "think," "intend," "will be," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and other factors, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. For a discussion of such risks and uncertainties, including risks relating to pricing, competition in the bidding and proposal process, our ability to consummate contract negotiations with prospective clients, dependence on key members of management, government regulation, acquisitions and affiliations, the market for PBM services, and other factors, readers are urged to carefully review and consider various disclosures made by National Medical Health Card Systems, Inc. ("Health Card" or the "Company") which attempt to advise interested parties of the factors which affect Health Card's business, including, without limitation, the disclosures made under the caption "Business" in Item 1 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 hereof.

                                     PART I

Item 1.           DESCRIPTION OF BUSINESS.

General

     Health Card is an independent company, incorporated in New York in 1981, that provides comprehensive pharmacy benefit management services. Health Card's programs are designed to assist pharmacy benefit plan sponsors by monitoring the cost and quality of prescription drugs and related services.

Recent Acquisitions

     On July 20, 2000 (the "Effective Date"), pursuant to the terms of an Agreement and Plan of Merger, dated as of June 27, 2000 (the "Agreement"), by and among Health Card, PAI Acquisition Corp., a wholly owned subsidiary of Health Card ("Acquisition"), Pharmacy Associates, Inc. ("Pharmacy Associates" or "PAI") and the shareholders of Pharmacy Associates (each a "Shareholder" and collectively the "Shareholders"), Acquisition merged with and into Pharmacy Associates. Pharmacy Associates, located in Little Rock, Arkansas, is a regional pharmacy benefit management company operating in Arkansas, Louisiana and Mississippi.

     Pursuant to the Agreement, the Shareholders as of the Effective Date received an aggregate of $6,000,000 in cash and 400,000 shares of unregistered common stock of Health Card. In addition, since Pharmacy Associates' pre-tax income for the 12 months ending on June 30, 2001 (the "First Earn-Out Period") was greater than $1,000,000. Health Card was required to pay to the Shareholders the amount determined by the calculations described below (the "Contingent Payment") :

     (i) if Pharmacy Associates achieves a pre-tax income equal to or greater than $2,500,000 in the First Earn-Out Period, then the Contingent Payment for such Earn-Out Period shall be $1,000,000;

     (ii) if Pharmacy Associates achieves a pre-tax income of greater than $1,000,000 but less than $2,500,000 in the First Earn-Out Period, then the Contingent Payment for such Earn-Out Period shall be equal to (x) the amount of pre-tax income in excess of $1,000,000 achieved by Pharmacy Associates during such Earn-Out Period (such excess amount not to exceed $1,500,000) divided by $1,500,000, multiplied by (y) $1,000,000; and

     (iii)if Pharmacy Associates does not achieve a pre-tax income of at least $1,000,000 in the First Earn-Out Period, then the Shareholders will not be entitled to a Contingent Payment for such Earn-Out Period.

     Seventy-five percent (75%) of the Contingent Payment is payable in cash, with the remaining twenty-five percent (25%) payable in unregistered shares of common stock of Health Card based on the Health Card Average Price (hereinafter defined). The Health Card Average Price shall mean the average of the last reported per share trading price of Health Card common stock over the 30 business day period immediately preceding the date of determination; provided, that if such average is below $4.00, then the deemed Health Card Average Price shall be $4.00, and if such average is above $6.00, the deemed Health Card Average Price shall be $6.00. The Contingent Payment for the First Earn-Out Period, which was paid in August of 2001, consisted of $750,000 in cash and 62,500 shares of Common Stock valued at $4.00 per share. If Pharmacy Associates' pre-tax income for the 12 months ending June 30, 2002 meets or exceeds the thresholds described above, Health Card will be obligated to make a second Contingent Payment.

     Additionally, 200,000 shares of Health Card common stock issued to the Shareholders as part of the merger will be held in escrow as security for the indemnification obligations of the Shareholders under the Agreement until July 20, 2002.

     Pursuant to the Agreement, all of the Shareholders agreed not to become involved, in any manner or capacity whatsoever, with any entity or individual that engages or proposes to engage in pharmacy benefit management, except Health Card or Pharmacy Associates, until June 27, 2003. Each of the Shareholders further agreed not to (i) seek to transact any business with or alter the relationship in any way between any of Pharmacy Associates' customers or prospective customers and (ii) solicit for employment or in any way alter the relationship between Pharmacy Associates and any person who was or is an employee of Pharmacy Associates during the period of April 20, 2000 until July 20, 2003.

     On March 5, 2001, PMP Acquisition Corp. (the "Purchaser"), a wholly owned subsidiary of the Company, acquired substantially all of the assets, and certain of the liabilities, of Provider Medical Pharmaceutical, LLC ("PMP"), an Oklahoma limited liability company, pursuant to an Asset Purchase Agreement among the Company, the Purchaser, PMP and the members of PMP. The assets acquired from PMP included, among other things, PMP's accounts receivable and intellectual property, PMP's rights under various contracts and the goodwill value of PMP's business.

     The purchase price for the assets consisted of (i) $4,000,000 in cash, (ii) the satisfaction by the Company of PMP's bank indebtedness of approximately $1,255,000, and (iii) cancellation of the $1,500,000 promissory note from PMP to Health Card, dated January 16, 2001. Part of the cash portion of the purchase price was paid into an escrow account to provide security for the indemnification obligations of PMP and its members to the Purchaser. The Company will be required to pay up to $1,000,000 of additional cash consideration if certain financial targets relating to PMP's business are met over the next three years.

     The cash portion of the purchase price was obtained by a loan to the Company from The Chase Manhattan Bank pursuant to a Master Grid Note in the principal amount of $4,000,000.00 (the "Note"). The term of the Note expires on December 31, 2001. Interest on any advances under the Note is payable beginning on March 30, 2001 and the last day of each month thereafter; the interest rate is determined at the time of each such advance. The amount borrowed under the Note was repaid to the bank on March 9, 2001, and no advances have been made since that date.

     Simultaneously with the consummation of the acquisition, Health Card entered into an employment agreement with Mark Lewandowski, the former President of PMP, pursuant to which Mr. Lewandowski will serve as Health Card's Senior Vice President of Business Development.

Industry Background

     In response to escalating health care costs, cost containment efforts in the health care industry have led to rapid growth in managed care and other containment efforts. Despite these efforts, continued advances in medical technology, new drug development and increasing drug utilization have led to significant increases in health care costs. This has created a need for more efficient, cost-effective drug delivery mechanisms. Pharmacy benefit management companies evolved to address this need. These companies created an opportunity for plan sponsors to provide prescription drug benefits to their plan members in a cost-effective manner through:

      o        mail pharmacy services        o        claims management
      o        formulary management          o        drug review and analysis

     while often improving patient compliance with recommended drug and treatment guidelines. An industry source estimates that 2000 U.S. purchases for prescription drugs increased 16% from 1999 to approximately $141 billion. The total number of prescriptions filled in 2000 reached approximately 2.8 billion.


Services

General

     Sponsors of pharmacy benefit plans managed by Health Card are located throughout the United States, and include managed care organizations, local governments, unions, corporations, one HMO and third party health care plan administrators. Sponsors retain Health Card to manage the prescription drug plans that they maintain for the benefit of their plan participants. Health Card consults with sponsors to assist them in customizing their prescription drug plans to meet the particular sponsor's needs. Heath Card has also developed and is continuing to expand its consulting and disease information services to meet
(i) the growing needs of sponsors to address cost management pressures, and (ii) the increasing needs of plan participants, particularly those requiring costly long-term and recurring therapies.

     Health Card's on-line claims management system manages the cost of the plan at the point of service by confirming that:

     o    the submitted claim is in conformity with plan terms and conditions,

     o the plan participant is eligible for benefits, and pays any applicable deductible and/or co-payment amounts, and

     o only the negotiated discounts on prescription items will be paid to participating pharmacies.

     The data collected during the claims management process provides a basis for reporting and analyses upon which recommendations are made to sponsors. These recommendations are intended to assist sponsors in lowering the costs of their plans while improving quality and service. See "Services - Data Access, Reporting and Information Analysis."

     Health Card provides a wide variety of services including, but not limited to:

     o    Claims Management

     o    Pharmacy Network

     o    Benefit Design Consultation

     o    Preferred Drug Management

     o    Drug Review & Analysis

     o    Consulting Services and Disease Information Services

     o    Data Access, Reporting & Information Analysis

     o    Physician Profiling

Claims Management

     Claims Processing. Each sponsor's plan participant is issued a health card which identifies the plan participant and the sponsor. The card may be utilized at any one of the pharmacies participating in Health Card's multi-state pharmacy network and the sponsor's plan. Health Card allows the plan participant to purchase approved prescription drugs and the other physician-prescribed items, with the plan participant paying a deductible and/or co-payment amount, if any, to the pharmacy.

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

     As of November 1, 2000, Pharmacy Associates' sponsors' claims were incorporated into Health Card's on-line claims management system. As of June 16, 2001 PMP's sponsors' claims were incorporated into Health Card's on-line claims management system.

     Invoicing and Payments. Often, sponsors are charged an agreed fee for each prescription filled plus an administrative and/or dispensing fee for managing each claim. Sometimes sponsors are charged an adjustable monthly fee or projected maximum fee based on the number of plan participants, utilization, costs of drugs or other criteria. Health Card provides flexibility of invoicing for its sponsors. Sponsors pay Health Card; Health Card pays an individually negotiated amount to its participating independent and chain pharmacies. Plan participants filing for direct payment receive an allowable payment which is usually specified by the sponsor. See "Services - Pharmacy Network", and Note 1 to the Consolidated Financial Statements comprising Item 8 hereof.

     Rebate Administration. Drug manufacturers may issue rebates in connection with the use of certain prescription drugs. Health Card submits claims for rebates for specified sponsors pursuant to an agreement with its rebate administrator (the "Administrator") effective as of July 1, 2001. Based on the agreement, the payment of rebates is contingent upon Health Card adopting the Administrator's formulary for Health Card's specified sponsors. Health Card submits the claims for its specified sponsors to the Administrator. The Administrator submits Health Card's rebate claims, and may submit such claims along with rebate claims of others, to the appropriate drug manufacturer, pursuant to the agreements the Administrator has negotiated with these drug manufacturers. Health Card's agreement with the Administrator provides that it is obligated to pay Health Card a per claim fee, within a specified period of time after each quarter. The Administrator retains a portion of the total rebates as an administrative fee. The agreement may be terminated at any time by either party for any reason after the initial term of the Agreement, which ends on June 30, 2004; termination prior to such date requires the payment of an early termination fee by the terminating party. Pursuant to a prior agreement with PAI, the Administrator has prepaid certain estimated rebates to PAI. PAI is obligated to repay this amount, plus interest at 8.5%, in four equal installments at the end of four successive quarters starting December 31, 2000, and ending September 30, 2001.

     Pursuant to a verbal agreement between Health Card and Specialty Pharmacy Care, Inc. ("Specialty"), a wholly owned subsidiary of Health Card, Health Card submits claims for rebates to Specialty for certain of Health Card's sponsors. Specialty performs the services of a rebate administrator for which it is paid an administrative fee. Health Card has entered into approximately forty separate agreements with drug manufacturers. While the terms of each agreement between Health Card and the drug manufacturers are unique, the basic concept is the same. Such agreements generally provide that Health Card must list the specified products of each of the drug manufacturers on Health Card's approved formularies with the specified sponsors. Health Card may not prefer, either directly or indirectly, any competing products over the specified drug manufacturer's products except for reasons of medical appropriateness. The drug manufacturers are obligated to pay rebates within a specified period of time after Health Card submits its claims, based on agreed upon specified percentages which can vary based on certain contractual criteria. The manufacturers establish a baseline rebate based on Health Card's initial claims and are obligated to pay incremental rebates based on increases beyond the baseline.

     Upon receipt of rebates from the drug manufacturers or the rebate administrators, Health Card shares certain amounts with its sponsors. All, part, or none of the rebates received by Health Card may be remitted to certain of Health Card's sponsors, depending upon the terms of Health Card's agreements with each sponsor. See Item 7 hereof.

Pharmacy Network

     Health Card maintains a pharmacy network that includes both retail and mail options. Health Card's agreements with many pharmacies do not require it to make payments within a specified period. However, Health Card knows from experience that timely payment is a significant consideration of the pharmacies. Health Card endeavors to process claims promptly and obtain funds from sponsors prior to making payments to participating pharmacies; still there can be no assurance that sponsors will pay Health Card in a timely fashion. Health Card may be required to pay participating pharmacies whether or not it has been paid by its sponsors. The loss of a substantial portion of the pharmacies in the pharmacy network could have a material adverse effect on Health Card's business, operating results and financial condition. See Item 7 hereof.

     Retail Pharmacy Network Management. Health Card maintains a comprehensive multi-state network of participating pharmacies. Both the retail and mail order components of the pharmacy network are managed by Health Card's on-line claims management system. Certain of Health Card's sponsors require Health Card to maintain a pharmacy network with specified numbers of pharmacies in various locations to serve plan participants. Pharmacy Associates also maintains a network in certain states in the Southeast. Health Card's retail pharmacy network consists of over 53,000 pharmacies, with the result that cards issued by the Company are recognized in over 90% of pharmacies in the U.S.

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

     Health Card presently has a non-exclusive relationship with Eckerd Health Services d/b/a Express Pharmacy Services ("Express Pharmacy") pursuant to which Express Pharmacy acts as a participating pharmacy and dispenses drugs to plan participants by mail. The agreement between Health Card and Express Pharmacy is for a one year automatically renewable term. The agreement was renewed as of June 30, 2001. Either party has the right to terminate the agreement at the end of any renewal term, in each case on 90 days' prior written notice. The agreement provides that Express Pharmacy will:

     o    provide the covered drugs by mail to participants

     o    collect the appropriate co-payment and

     o if required by the plan, collect any additional payment if a brand drug is dispensed when a generic drug is available.

     Claims submitted by mail order pharmacies are managed using Health Card's on-line claims management system and are subject to the same review and verification as those claims submitted by retail pharmacies.

     E-Pharmacy Service Management. Health Card intends to establish and maintain an e-pharmacy website pursuant to which participants in Health Card's e-pharmacy program will be able to purchase over-the-counter medications, vitamins, nutritional supplements and prescription drugs through the Internet. The Company's previous e-pharmacy arrangement has been terminated.

Benefit Design Consultation

     Health Card assists sponsors in defining their financial and employee-benefit objectives for their prescription drug benefit plans and in developing a program to meet such objectives. In addition, Health Card staff analyze and provide recommendations to sponsors regarding how to improve their plan(s) performance based upon their objectives. General areas of focus include:

          o Participant cost sharing levels

          o Covered and excluded drugs

          o Clinical management strategies

          o Alternate programs and services

     The clinical services staff, with occasional assistance from the operations staff, produces customized periodic reports, and disseminates publicly available, peer reviewed, nationally recommended treatment data regarding generic substitution guidelines. Once a plan design has been implemented, the clinical and account management staff monitors plan performance for customer satisifaction and cost effectiveness, and may periodically recommend changes to the plan.

Drug Review and Analysis

     Health Card's drug review and analysis services include prospective reviews of potential claims and concurrent and retrospective reviews of submitted claims. These include a series of on-line reviews which permit a pharmacist filling a prescription to examine the plan participant's claims history for:

o    drug interactions                     o  geriatric or pediatric precautions
o    premature refills of prescriptions    o  compliance with prescriptions
o    duration and duplication of therapy   o  other contraindications
o    pregnancy and breast feeding precautions

     Health Card transmits such information to the dispensing pharmacist for information purposes only - not to replace the prescribing physician's or the dispensing pharmacist's professional judgment. Health Card's consulting department retrospectively analyzes the drug utilization patterns of plan participants for each sponsor. Health Card may then recommend changes in the sponsor's plan design, preferred drug management, and disease information systems initiatives to contain costs or to better serve the plan participants.

Consulting Services and Disease Information Services

     Pharmacy Benefit Plan Consulting. Health Card's consulting services are designed to enable sponsors to enhance the quality of plan participants' care while reducing related costs. Using data relating to the progression and treatment of diseases, Health Card disseminates information regarding therapies that are aimed at treating a disease in a cost-effective manner. Health Card's information systems, which include a comprehensive database, allow Health Card to provide (i) drug review and analysis, (ii) appropriate reports and information, and (iii) disease information services. Health Card believes that technology and information systems advances will allow for future integration of health care claims information, including hospital, laboratory and clinical costs. Health Card further believes that integration will enable it to assess outcomes on a statistical basis and based on such statistical assessments to make recommendations regarding effective prescribing practices. Health Card believes this should allow for improved patient care while controlling therapy costs.

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

     The P&T Committee currently consists of eight members: Martin Edelstein, M.D., Paul Cohen, M.D., Carole Moodhe, M.D., and David Grossman, M.D., each of whom is a practicing physician and medical school professor, Jack M. Rosenberg, a university professor of clinical pharmacy and pharmacology, Joseph B. Laudano, a manager of medical affairs of a major drug company, Howard G. Levine, a pharmacist who is the Chairman of the Board of an independent pharmacy group, and John Ciufo, who is Health Card's Senior Vice President of Strategic Planning and its liaison with the P&T Committee. Mr. Ciufo is the only member of the P&T Committee otherwise affiliated with Health Card. Vytra Health Plans, Health Card's largest customer, has the right to designate one member of the P&T Committee, but has not exercised its right. Each Committee member is requested to disclose his or her affiliation with any drug company. Mr. Laudano and Mr. Rosenberg have disclosed a current affiliation with drug companies.

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

     By analyzing plan participants' pharmacy claims patterns, Heath Card can provide information to sponsors and health care providers, assisting in the early identification of patients whose care might be improved through additional or alternative treatment of medication. Health Card has developed disease information systems covering cardiovascular and gastrointestinal conditions, migraines, diabetes and asthma, among others.

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

Data Access, Reporting and Information Analysis

     Health Card's on-line claims management system enables Health Card to efficiently provide sponsors with:

     o On-line system access whereby the sponsor is able to update and maintain certain plan areas such as participant eligibility

     o Periodic utilization and financial reports, which Health Card representatives utilize to assist sponsors regarding benefit design, cost containment initiatives, disease information initiatives, generic equivalents programs and formulary management

     o Plan performance indicators and ad hoc reporting through Health Card's proprietary decision support tool - HC Focus.

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

Sponsors

     Health Card's Sponsors are located throughout the United States. Sponsors include managed care organizations, local governments, unions, corporations, an HMO and third party health care plan administrators of prescription drug programs. Health Card's sponsors are typically asked to sign a standard form of managerial agreement that governs Health Card's relationship with that sponsor. Pursuant to this standard agreement, Health Card pays claims and furnishes other related services through a network of pharmacies. The sponsor provides the details of the plan to be managed, along with a list of all covered participants and eligibility updates. The sponsor is liable for all charges incurred by unauthorized people unless Health Card was notified in writing or electronically of ineligibility. Health Card is obligated to ensure that an adequate number of member pharmacies are available, furnish a description of the plan to the pharmacies, require such pharmacies to comply with the member pharmacy agreement, process claims and determine whether claims qualify for payment. Health Card is also obligated to furnish the sponsor with a bi-weekly or semi-monthly account statement which includes a summary of claims costs in the preceding period, and a description of the drugs which are included and excluded from the plan.

     Pursuant to the standard agreement, the sponsor is obligated to pay Health Card the cost of claims to Health Card (less any cash advances paid) as the bi-weekly or semi-monthly statements are received by the sponsor. The account statement will also include an amount due to Health Card for the auditing, approval and payment of claims processed during the preceding period. The contracting party typically agrees to make all payments within a specified period after the billing cycle, except that any additional charges, for which a separate fee is agreed to by the parties, will be remitted by the contracting party within 30 days after receipt of billing from Health Card. Health Card agrees to establish the cost of drugs to each sponsor. The sponsor can review these records. While most of Health Card's larger sponsors negotiate other agreements with Health Card, many sponsors sign the standard form or a modified version of the standard form. The specific terms of each managerial agreement, including any incentive arrangements, are negotiated by Health Card on a case by case basis. While Health Card may take into account factors such as the number of plan participants, margins and economies of scale, among others, in determining the terms of its arrangements with sponsors, Health Card generally does not use set guidelines when determining these terms. See Item 7 hereof.

Significant Sponsors

     For the fiscal year ended June 30, 2001, Vytra Health Plans Long Island, Inc., Vytra Health Plans Managed Systems, Inc. and Vytra Health Services, Inc. (individually and collectively, "Vytra") was the only sponsor that accounted for 10% or more of Health Card's revenues. Health Card has been providing services to Vytra since 1990. The business relationship with Vytra is detailed in the immediately following sections.

Vytra

     Vytra is a particularly significant sponsor, as the following table indicates:

                                         Percent of
                                         Health Card's     Number of
         Year Ended June 30,              Revenues         Participants

                1999                         39%            150,061
                2000                         27%            133,218
                2001                         16%            128,720


     Health Card provides services to Vytra under an arrangement that expires in December 2001 (the "Current Arrangement").

     Under the Current Arrangement, Health Card provides Vytra pharmacy benefit management services and charges Vytra a fee based on the number of claims processed during each applicable billing period. Vytra is invoiced for the processed prescription claims of its members on a semi-monthly basis.

     Pursuant to the Current Arrangement, Health Card is Vytra's primary provider of pharmacy benefit management services. Vytra has the right to place a percentage of its claims with other pharmacy benefit management companies, individual physicians or groups of physicians associated with Vytra. If Vytra processes more than such percentage of its claims with other parties, Health Card can terminate the Current Arrangement or renegotiate the present amounts charged to Vytra.

     The Current Arrangement requires Health Card to arrange for and maintain an adequate and accessible pharmacy network for Vytra plan participants (i.e., a specified number of pharmacies). Health Card meets this standard if one or more participating pharmacies are located in each zip code in Queens, Nassau and Suffolk County, in the State of New York. In addition, Health Card must exercise its best efforts to maintain pharmacy network participation in accordance with certain historical levels. Health Card is not responsible if the number of pharmacies in the network declines because of pharmacy closings, consolidations or changes in the pharmacy payment schedule. Health Card has agreed with Vytra that it will not terminate a major chain of participating pharmacies during the term of the Current Arrangement without Vytra's consent. However, if Vytra does not consent and the inclusion of such chain results in higher actual costs to Health Card, then Vytra will be required to pay such increase on a quarterly basis. In addition, Vytra may require Health Card to add specific pharmacies to the pharmacy network. Similarly, if the inclusion of such pharmacies results in higher actual costs to Health Card, Vytra will be responsible for the increase.

     The Current Arrangement requires that Health Card maintain a Pharmacy & Therapeutics Committee. Vytra has the right to designate one representative to serve on the Pharmacy & Therapeutics Committee, but, as of the date of this Annual Report on Form 10-K, Vytra has not exercised this right.

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

     The Current Arrangement further requires that Health Card establish an irrevocable standby letter of credit in favor of Vytra for $2,000,000 in order to ensure the fulfillment of certain of Health Card's obligations to Vytra. As of the date of this Annual Report on Form 10-K, Vytra has not drawn against this letter of credit.

     If Health Card were to lose Vytra as a sponsor, or lose a significant portion of Vytra's business, it would have a material adverse effect on Health Card's business, operating results and financial condition.

Sales and Marketing

     Health Card markets its services through a sales and marketing department led by the Senior Vice President of Sales and Marketing, who utilizes a direct sales force of eight Regional Sales Directors and external brokerage and consultant relationships. Health Card's sales executives target sponsors throughout the United States. In addition, Health Card contracts with brokers and consultants who are retained to market Health Card's services to prospective sponsors for agreed upon fees based on the number of plan participants enrolled in a Health Card supported plan and/or the number of claims processed under such plan. Health Card also attends numerous trade shows and utilizes advertising, public relations and marketing literature for sales support.

     In addition, Health Card has recently launched a marketing strategy that includes new corporate brand and identity. The Company has adopted new visual imagery and taglines to convey its heightened focus on blending "Best in Class" practices with high technology and personalized service. At the core of the new imagery is a stock car racing theme focused on the visual imagery of pit crews projecting the Company's "High Tech, High Touch" and "extraordinary customer service" philosophy. This "branding" and new images will be used in all marketing materials and print media advertising. Additionally, Health Card markets its services by attending, exhibiting and providing guest speakers to a number of industry trade shows.

     Furthermore, Health Card continues to expand its web presence (www.nmhc.com) as both a functional tool for clients to conduct the many value-added services provided by Health Card, and as a portal for eligible plan members to make inquiries and place orders. The web site offers a page dedicated to online services which allows plan participants to fill out customer service surveys and to obtain direct payment claim forms, and to access the pharmacy network listings. In addition, Health Card uses its web presence to make available specific resources to clients who have unique reporting and data management requests. All member information is subject to the most stringent security measures available in the industry, protecting patient confidentiality and meeting HIPAA compliance standards.

Competition

     Health Card competes with numerous companies which provide the same or similar services. Many of Health Card's competitors have been in existence for longer periods of time and are better established than Health Card. Many of them also have broader public recognition, financial and marketing resources substantially greater than Health Card, and more experienced management. In addition, some of Health Card's sponsors and potential sponsors may find it desirable to perform for themselves those services now being rendered by Health Card. Furthermore, there is a distinct possibility that consolidation and alliances within the industry will adversely impact the operations and prospects for independent pharmacy benefit management companies such as Health Card.

     Health Card's ability to attract and retain sponsors is substantially dependent on its capability to provide efficient and accurate claims management, pharmacy benefit program management and related reporting, auditing and consulting services. Health Card believes that the following factors help Health Card successfully compete:

     o a broad base of experience in the information technology and pharmacy benefit management industries,

     o    flexible  and  sophisticated   on-line  information   systems,   which
          integrate all of the data input, reporting, analysis, and access functions provided by Health Card, and

     o    a focus on customer service.

Employees

     As of September 7, 2001, Health Card and its subsidiaries had 149 employees: 43 of these employees are located in the Little Rock, Arkansas and Tulsa, Oklahoma offices. Of the 149 total employees, 146 are full-time and 3 are part-time. Health Card is not a party to any collective bargaining agreement, and Health Card considers its relations with its employees to be satisfactory. See Item 13 hereof.

Information Systems

     Health Card's on-line claims management system depends in large part on software licensed from an unaffiliated party. By a license agreement dated February 18, 1998, Health Card was granted a non-exclusive and nontransferable perpetual license to use this party's claims adjudication software system. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" in Item 7 hereof and Note 9 ("Commitments and Contingencies") to the Consolidated Financial Statements comprising Item 8 hereof.

     Health Card receives data processing services and technology infrastructure consulting services from Sandata, Inc. and its subsidiaries ("Sandata"). Sandata is a public company (NASDAQ: SAND) of which Bert E. Brodsky, Health Card's Chairman of the Board and Chief Executive Officer, is also Chairman, CEO, Treasurer and a principal stockholder. See Item 13 hereof.

Government Regulation

     The activities of pharmacy benefit management companies such as Health Card are subject to regulation at the federal, state and local levels. While Health Card may not have complied in the past, it has recently reviewed its operations for areas of non-compliance and believes that it substantially complies with the laws and regulations material to the operation of its business or is taking steps to identify and comply with such laws and regulations. The laws that may affect Health Card's operations and relationships include, but are not limited to, the federal Anti-Kickback, FDA, anti-trust and ERISA laws, the Health Insurance Portability and Accountability Act and the laws of various states relating to health, utilization review, and the licensing and regulation of professions, including physicians, nurses, pharmacists and pharmacies. Health Card is also subject to laws and regulations relating to business corporations in general.

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

     Health Card believes that it is not in violation of the Anti-Kickback Statute because (i) it does not receive any remuneration directly from Medicare, Medicaid or any other government sponsored health care program, and (ii) it does not believe the payments to it from any of its sponsors, other than Vytra and a state licensed HMO client, are derived from funds from Medicare, Medicaid or other federal government sponsored health care programs. With respect to other sponsors, although Health Card does not have any knowledge to the contrary, it cannot be sure that no portion of a sponsor's payment is derived from a government health care program source. However, even if Health Card were found to receive indirectly a benefit from such a government sponsored health care program in the form of a rebate from a rebate administrator or from a drug manufacturer, Health Card believes that its conduct would not violate the Anti-Kickback Statute because it receives and shares rebates with its sponsors only to share cost savings and reduce the cost of pharmacy benefit services, not to induce referrals. Health Card cannot be sure, however, that a government regulatory agency or judicial tribunal would not view the receipt and sharing of rebates as a violation of the federal Anti-Kickback Statute.

     The Anti-Kickback Statute and related regulations have been broadly interpreted by the federal courts to prohibit the payment or receipt of any form of remuneration, even if only one purpose of such remuneration is to obtain a referral for any item or service that is covered by a federal health care program. Certain states other than New York have similar statutes that may extend the prohibitions to items or services that are paid for by non-governmental third-party payers, as well as individuals who pay directly for their own health care.

     Health Card is not aware of any instance in which the Anti-Kickback Statute has been applied (i) to prohibit independent pharmacy benefit management companies from receiving rebates from drug manufacturers based on drug sales by pharmacies to plan participants, formulary management programs or therapeutic substitution programs, or (ii) to the contractual relationships between independent pharmacy benefit management companies and their sponsors and participating pharmacies.

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

     Although it is licensed as a pharmacy, Health Card does not believe that its activities as a pharmacy benefit manager constitute the rendering of pharmacy services that would subject it to the professional misconduct regulations for its pharmacy benefit management activities. Even if it were determined that Health Card's activities constitute the practice of pharmacy, Health Card does not believe that any of its activities are of the type prohibited by the laws governing the pharmacies or the rules of professional misconduct applicable to pharmacies. Health Card cannot be sure, however, that the New York Department of Education would not come to a different conclusion and commence a regulatory investigation or seek to impose sanctions on it for such conduct.

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

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") required the Secretary of Health and Human Services to issue standards concerning health information privacy. Health Card has formed a HIPAA Compliance Committee comprised of a representative from each of Health Card's departments. The group has been meeting periodically since October 2000 to review the HIPAA Compliance Project and establish new goals as needed. The goal of the Committee is to focus internal resources on the standardization of electronic communication wherever appropriate; to implement practices to support the principles of patient privacy; and to implement practices to ensure the security of electronic transmissions.

     Health Card is or is becoming compliant with the standards of communication for the PBM industry set by the National Council for Prescription Drug Programs. Health Card performs risk assessments, employee training with respect to patient confidentiality, and evaluations of business practices in order to continue to support patient privacy. The HIPAA Compliance Committee has presented several reports to senior management concerning the goals of standardization, patient privacy and electronic security.

     Health Card is not a covered entity as defined by the HIPAA Privacy Regulations. Health Card is a Business Associate as defined by the Privacy Regulations and as such supports HIPAA requirements as an extension of our existing business practices.

     Health Card cannot predict accurately what effect HIPAA regulations may have on its operations, and there can be no assurance that the restrictions and duties imposed by the regulations will not have a material adverse effect on Health Card's business, results of operations or financial conditions.

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

     In the course of its business, Health Card provides disease information services, drug usage monitoring programs, preferred drug management, and consulting services. Health Card does not believe that these or any of its other activities as a pharmacy benefit management company, constitute the practice of medicine, nursing or any other licensed health profession. Health Card cannot assure that a regulatory authority in New York, or any other state in which it engages in such activities, would not assert a contrary position and subject it to the sanctions described above.

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

FDA Regulation

     The United States Food and Drug Administration has asserted general authority to regulate promotional activities of, and materials disseminated by, pharmacy benefit management companies that are owned or influenced by or subject to contractual relationships with drug companies. In January 1998, the FDA published a draft guidance concerning certain promotional practices performed by such pharmacy benefit management companies. Among the practices discussed in the FDA's commentary to the draft guidance were the use of product-specific financial incentives to influence drug selection and prescribing decisions, disease information programs, and the use of specified or preferred drug formularies. Although the FDA's draft guidance has effectively been withdrawn, there can be no assurance that the FDA will not again attempt to assert jurisdiction over certain aspects of Health Card's business in the future, and in such event, the impact could materially adversely affect Health Card's operations.

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

Medicare Prescription Drug Benefit

     Medicare reimbursement and coverage of prescription drugs could change significantly in the near future. Medicare presently covers only a limited number of outpatient prescription drugs, but legislative initiatives are being considered to expand Medicare coverage of drugs, in some instances as part of a broad reform of the Medicare program. Some proposals have included provisions for incorporating the services of pharmacy benefit managers into the program to control costs. Health Card cannot assess at this stage whether such legislation will be approved or how it would address drug coverage or costs or impact Health Card's business. Enactment of legislation to expand Medicare drug coverage could create broader markets for pharmacy benefit managers. Alternatively, it could regulate or limit the services of pharmacy benefit managers and have an adverse impact upon Health Card's business.

Regulation in Other States

     Health Card is in the process of evaluating its involvement with sponsors and plan participants located in states other than New York. Health Card is conducting that review systematically, focusing its attention initially on those states where it has the most sponsors and/or plan participants. As a result, Health Card has applied for and became licensed as a third party administrator in Ohio, Kansas, Kentucky, South Carolina and Michigan. In addition, Pharmacy Associates is licensed as a third party administrator in Louisiana, has determined that it need not be licensed in Arkansas and is currently reviewing the requirements for licensure in Mississippi.

     Health Card intends to apply for a third party administrator's license in each state in which it determines that its business operations require it. Prior to September 1998, Health Card conducted its activities without applying for any such licenses. While Health Card has sought to comply with all such laws that are in effect in the states in which it conducts its business, Health Card cannot be sure that it will not be subject to fines and other penalties including injunctive relief, as a result of its past non-compliance. Health Card has not determined, and does not believe that it could determine with any degree of accuracy, the nature or extent of any punishment that might be imposed on it as a result of such historical non-compliance.

     New York does not regulate prescription benefit management companies. Health Card cannot be sure that New York or any other state will not assert regulatory authority over it or its activities as a pharmacy benefit management company or otherwise, now or at any time in the future. If a state does assert such regulatory authority, Health Card will seek to comply with all applicable regulations; however, Health Card cannot be sure compliance will be achieved. If Health Card is unable to comply, it may not be permitted to conduct its activities in those states as it currently conducts them, or at all.

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

Item 2. DESCRIPTION OF PROPERTY.

     The Company currently occupies approximately 26,500 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Facility"). The Company subleases the Facility from BFS Realty, LLC, an affiliate of the Company's Chairman (the "Affiliate"). The Affiliate leases the Facility from the Nassau County Industrial Development Agency, pursuant to a lease (the "Lease"), which was entered into by that Agency and the Affiliate in July 1994. The Lease expires in March 2005. The Affiliate has the right to become the owner of the Facility upon expiration of the Lease. The Affiliate subleases a portion of the Facility to the Company. The Company currently pays rent to the Affiliate in the amount of $336,780 per year, plus monthly expenses for maintenance, real estate taxes, utilities and the like. The rent increases 5% annually. The Affiliate also receives rent from other companies that occupy space in the Facility, some of which are affiliated with the Company's Chairman. The Company believes that the Facility is adequate for current purposes. A copy of the lease between the Company and the Affiliate is attached hereto as Exhibit 10.60.

     PAI currently occupies approximately 7,000 square feet of office space in Little Rock, Arkansas, at an annual rent of $110,372, including monthly expenses. The landlord for these premises is Executive Park Partnership. The lease expires on April 30, 2002. PAI is currently negotiating with Executive Park Partnership the terms of a lease that would commence May 1, 2002 and would increase the space occupied by PAI.

     Pursuant to a lease dated August 10, 1998 and expiring on August 31, 2005, Health Card occupies approximately 1,500 square feet at 63 Manorhaven Boulevard, Port Washington, New York, which is used as a pharmacy. The landlord for these premises is 61 Manorhaven Boulevard, LLC, of which the Company's Chairman is the sole member. The current monthly rent is $1,654 per month through August 31, 2002. The annual rent increases by 5% per year. Additional rent, in the form of certain expenses, is also payable.

     In addition, Health Card rents a two family house in Port Washington, New York (near the Company's offices) from P.W. Capital, LLC, which is used for out-of-town employees. Health Card evaluated the cost of hotels for these individuals and determined it was more cost efficient to rent the house at a monthly rate of $5,500. During the fiscal year ended June 30, 2001, Health Card paid P.W. Capital, LLC, $16,500 in rent for this facility.

Item 3. LEGAL PROCEEDINGS.

     Health Card is involved in various legal proceedings, including those described in the following paragraphs, incidental to the conduct of its business. While there can be no assurance, Health Card does not expect that any such proceedings will have a material adverse effect on its business, operations and financial condition.

     An action was commenced against Health Card on December 8, 1998 by the West Contra Costa Unified School District (the "School District") and an individual plaintiff in the State of California. The case was subsequently moved to Federal court. The complaint alleged, among other things, that the parties entered into a contract in November 1996, and that Health Card unilaterally terminated the contract on December 16, 1996. The complaint further alleged that the termination resulted in the School District incurring approximately $150,000 in costs and $867,000 in expenses to obtain coverage from December 1996 until October 1997. The complaint also sought treble damages. While settlement documents are currently being finalized, the parties have reached an agreement that contemplates Health Card paying to the plaintiffs an amount that is significantly lower than the amount of costs and expenses claimed, and funding a part of the plaintiffs' litigation against another defendant. The proceeds of any settlement with or verdict against such defendant will be divided between Health Card and the School District. Although, the settlement papers have not been finalized, Health Card believes that these terms will be the crux of the agreement.

     An action has been commenced by a former executive of Health Card, Mary Casale, who alleges that employees of Health Card engaged in sex discrimination in violation of Title VII of the Civil Rights Act of 1964. The matter is presently pending before the New York District Office of the Equal Employment Opportunity Commission ("EEOC"). The EEOC has made no findings or other determinations as to the merits of the parties' claims or defenses. The Company is being defended pursuant to an employment practices liability insurance policy, the coverage of which is subject to various terms, conditions, and exclusions. Only a preliminary investigation into this matter has been conducted, and discovery has not commenced. Ms. Casale has yet to bring suit in state or federal court, and, thus, could conceivably assert additional claims. The Company denies the material allegations Ms. Casale has brought against it and intends to defend itself vigorously.

     On October 23, 2000, the Company was served with a complaint filed by Allcare Health Management Systems, Inc. ("Allcare") in the United States District Court for the Northern District of Texas, alleging that the Company and numerous other defendants infringed certain patent rights allegedly owned by Allcare. On April 10, 2001, the Company settled the lawsuit with Allcare, and all of the claims against the Company were dismissed by the Court, with prejudice, on April 17, 2001. As part of the settlement, the Company and its subsidiaries were released from any and all claims that were or could be brought in the lawsuit. The release covers all prior periods as well as all future periods as long as the Company continues licensing its pharmacy benefit management information technology systems (the "NMHCS Systems") from a licensee of Allcare. Furthermore, the future activities of entities acquired by the Company are covered under the release as long as such entities' systems are converted to the NMHCS Systems within six months of acquisition. The settlement provides Allcare the right to audit the Company in the future to insure the NMHCS Systems are still covered by the release. The Company also has the option to extend the duration of the release, for a fee, if it licenses its NMHCS Systems from a different vendor in the future.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.

Market Information

     Health Card's Common Stock is traded on the Nasdaq National Market under the symbol "NMHC" on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The table below sets forth high and low sale prices of the Common Stock, as furnished by NASDAQ.

                                       Fiscal Years ended June 30,
                                    2000                        2001
                                    ----                        ----
                                High     Low              High      Low

First Quarter                  $7.75   $4.81             $3.25    $1.88
Second Quarter                  5.63    2.75              2.25     1.16
Third Quarter                   5.25    2.81              3.13     1.31
Fourth Quarter                  3.38    1.75              3.49     2.90

Holders

     Health Card has been advised by its transfer agent (Continental Stock Transfer & Trust Company) that the approximate number of record holders of its common stock as of September 21 2001 was 46.

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

Recent Sales of Unregistered Securities

     In August of 2001, a total of 62,500 shares of Common Stock of Health Card were issued to certain shareholders of Pharmacy Associates in connection with the acquisition. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1993, and in accordance with the contingent payment provisions of the acquisition agreement. For a detailed description of the acquisition of Pharmacy Associates, see Item 1 hereof, "Description of Business - Recent Acquisitions" and Note 2 of Consolidated Financial Statements.



Item 6. SELECTED FINANCIAL DATA.

     The following tables summarize certain selected financial information for each of the years in the five year period ended June 30, 2001 and provides certain supplemental data. The selected consolidated income statement data for the years ended June 30, 1999, 2000 and 2001 and the selected consolidated balance sheet data as of June 30, 2000 and 2001 have been derived from the audited consolidated financial statements of Health Card included in Item 8 hereof. The selected consolidated income statement data for the years ended June 30, 1997 and 1998 and the selected consolidated balance sheet data as of June 30, 1997, 1998 and 1999 have been derived from the audited consolidated financial statements of Health Card which are not included in this Form 10-K. Revenue and cost of claims for all five years have been adjusted based on EITF 00-14 (see Item 7 hereof and Note 1 to Consolidated Financial Statements). The impact is to reduce revenues and cost of claims by the same amounts each year so there is no impact to gross profit. The information contained in this table should be read in conjunction with Health Card's consolidated financial statements and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 hereof.

                                                     Year Ended June 30,
                                    1997         1998           1999           2000           2001

Income Statement Data:
Revenues......................  $70,248,597   $95,473,116   $128,262,665   $167,675,627   $272,119,140
Cost of Claims................   63,137,128    86,715,134    115,768,372    153,377,200    249,572,132
                                 ----------    ----------    -----------    -----------    -----------
Gross Profit..................    7,111,469     8,757,982     12,494,293     14,298,427     22,547,008
Selling, general and
 administrative expenses*..       5,855,282     7,192,027      10,171,314     12,357,819    21,423,140
                                  ---------      ---------     ----------     ----------    ----------
Operating income (loss).....      1,256,187     1,565,955       2,322,979      1,940,608     1,123,868
Other income (expense)......         42,595      (180,507)        592,032        922,066       877,402
                                  ----------     ---------    ------------     ---------     ---------
Income before income taxes
 (loss).....................      1,298,782      1,385,448      2,915,011      2,862,674     2,001,270
Provision for income taxes
 (benefit)..................       (189,984)       569,000        976,000      1,247,000       843,330
                                   ---------       -------         -------     ---------       -------
Net income (loss)...........    $ 1,488,766    $   816,448    $ 1,939,011    $ 1,615,674   $ 1,157,940
                                ===========    ===========    ===========    ===========   ===========

Earnings (loss) per
common share:
  Basic.....................    $      0.46    $     0.16     $      0.37    $      0.24   $      0.16
                                ===========    ==========     ===========    ===========   ===========
  Diluted...................    $      0.37    $     0.16     $      0.37    $      0.24   $      0.16
                                ===========    ==========     ===========    ===========    ==========

Weighted average number of
common shares outstanding:
  Basic.....................      3,258,459     4,966,885       5,205,084      6,720,104     7,100,674
  Diluted...................      4,008,481     4,969,166       5,205,084      6,720,104     7,199,526

*Includes amounts charged by
  affiliates aggregating....     $4,511,144   $ 4,904,514     $ 2,816,982    $ 2,985,506   $ 4,080,998


                                                      Year Ended June 30,
                                   1997          1998              1999          2000         2001

Balance Sheet Data:
Cash and cash equivalents...    $ 1,782,597   $ 1,305,792     $  2,815,863   $ 15,724,730  $12,474,945
Working capital (deficit)...     (7,436,095)   (8,658,324)      (6,680,593)     6,030,219   (7,089,973)
Total assets................     11,871,820    18,343,900       30,846,011     44,363,618   79,109,564
Long-term debt (including
current portion)............        263,648         9,742            1,950      2,331,881    1,875,443
Total stockholders' equity
(deficit)...................     (2,343,671)   (2,006,282)       1,998,315     13,425,259   15,472,219



                                                      Year Ended June 30,
                                   1997          1998              1999          2000         2001

Supplemental Data (1):
Retail pharmacy claims
 processed..................      1,990,976     2,405,627        3,066,098      4,058,748    7,402,712
Mail pharmacy claims
 processed..................         62,413       131,611           171,295       255,211      487,131
Estimated plan participants
(at period end).............        291,446       401,226           521,150       505,401    1,500,000

(1)  This data has not been audited.  See Items 1 and 7 hereof.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The audited consolidated financial statements include the accounts of Health Card and its wholly owned subsidiaries, PAI, PMP, IPA, and Specialty. Unless the context otherwise requires, references herein to the "Company" or "Health Card" refer to the Company and its subsidiaries on a consolidated basis. The results of operations and balance sheet of PAI have been included in the consolidation as of July 20, 2000, the effective date that the Company acquired PAI. The results of operations and balance sheet of PMP have been included in the consolidation as of March 5, 2001, the effective date that the Company acquired PMP. All material intercompany balances and transactions have been eliminated in the consolidation.

     Health Card derives its revenue from the provision of comprehensive pharmacy benefit management services to sponsors of prescription benefit plans. Substantially all of the services Health Card provides to its sponsors are related to the adjudication of the drug claims at the point of service. Health Card also recognizes administrative fees at the time of claims adjudication.

     Revenue is earned and recognized as follows: administrative fees are agreed upon with the sponsor on either a per claim charge or a per plan participant per month charge. Per claim fees are billed to sponsors for the claims adjudicated during the period. Per plan participant per month fees are generally billed to sponsors at the beginning of the month. The amount of revenue related to the drugs dispensed by pharmacies participating in Health Card's pharmacy network is recognized at the time of dispensing the drug as the cost is incurred. The amount of revenue recognized is reduced by the amount of rebates that Health Card shares with its sponsors.

     The following table sets forth the breakdown of Health Card's charges relating to pharmaceuticals dispensed and administrative fees:

                                   Years Ended June 30,
                                    1999           2000           2001
Charges  relating to
Pharmaceuticals                 $127,120,998   $165,170,552   $266,958,691
Administrative fees and other      1,141,667      2,505,075      5,160,449
                                ------------   ------------    -----------

         Total Revenues         $128,262,665   $167,675,627    $272,119,140
                                ------------   ------------    ------------

     Health Card does not take possession or legal ownership of the pharmaceutical drugs dispensed by the pharmacy network, although Health Card assumes the legal responsibility and financial risk of paying for dispensed pharmaceuticals whether or not Health Card is paid by its sponsors, unless it states otherwise in Health Card's contracts with individual pharmacies and/or chains. All of Health Card's new pharmacy contracts specify that the pharmacies will not be paid if Health Card is not paid by its sponsors.

     Health Card utilizes its comprehensive pharmacy benefit database to perform outcome studies and to develop disease information programs which are used to reduce overall healthcare costs. These programs currently produce a small amount of revenue. Health Card believes that these value added information based services are becoming a more important component of managed care, and therefore these services may provide an increasing source of revenue for Health Card in the future.

     Cost of claims includes the amounts paid to network pharmacies, including mail service pharmacies, for pharmaceutical claims, and reductions resulting from the gross rebates received from drug manufacturers. Cost of claims are recognized as follows: the contractual obligation of Health Card to pay for these drugs is recorded as cost of claims at the time of dispensing of the drug by the pharmacy network. Cost of claims is reduced by the rebates that Health Card receives. Rebates are earned from drug manufacturers based on drugs utilized by plan participants at the time of dispensing. Health Card's portion of these rebates, which varies by sponsor, is recorded monthly based upon the claims adjudicated in that month.

     Health Card processes its rebate claims either direct with the drug manufacturers, through its wholly-owned subsidiary, Specialty, or through a third party rebate administrator. During the fiscal year ended June 30, 2001, Health Card dealt with three different rebate administrators. Effective July 1, 2001, Health Card has entered into an agreement with the Administrator to handle all of its consolidated rebate claims which it does not otherwise submit direct to the drug manufacturers.

     The amount of rebates recognized as reductions to revenue or cost of claims is based on estimates tied to actual claims data. The third party administrators provide estimates to Health Card based on their analysis of the amount of rebates that Health Card's claims should generate. These estimates are prepared based on estimates of how Health Card's claims might influence the market share of a particular drug covered under an agreement with a drug manufacturer. Market share is generally defined as the percentage of utilization of a certain drug or drugs within its therapeutic class. Under Health Card's contract with its previous rebate administratior which terminated June 30, 2001, and its new contract with the Administrator, Health Card receives a specified amount per claim. Therefore once the total number of claims is known, then the total amount of rebates to be received will be known. These amounts are paid within 120-150 days after the end of a quarter.

     Health Card computes the amount of rebates due direct from the drug manufacturers based on the actual claims data, the criteria established in each individual contract, and the specified payment schedules. The drug manufacturers are obligated to reimburse Health Card for earned rebates within a specified period of time.

     Manufacturer rebates have historically had a significant impact on Health Card's financial performance as the following table shows:



                             Years ended June 30,
                             1999     2000    2001
                             ---------------------
Rebates as a:
% Of cost of claims             2.1%   2.4%   3.9%
% Of total gross profit          20%    27%    45%
% Of income before taxes         87%   133%   508%

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

     Due to changing market conditions and competition, it is possible that the percentage of rebates retained by Health Card based on its arrangements with its sponsors may change when these arrangements expire and may be lower in arrangements with new sponsors. Any such change in the percentage of rebates retained and recorded as a reduction of revenue could have a material adverse effect on Health Card's business, operating results and financial condition.

     Credit risk relating to the rebates receivable is evaluated based on the financial strength of the rebate administrator and the drug manufacturers. Health Card believes that most of the drug manufacturers are Fortune 500 companies. Health Card does not believe a credit risk reserve is necessary.

     The pharmacy benefit management industry is intensely competitive, generally resulting in continuous pressure on Health Card's gross profit as a percentage of total revenue. In recent years, industry consolidation and dramatic growth in managed healthcare have led to increasingly aggressive pricing of pharmacy benefit management services. Given the pressure on all parties to reduce healthcare costs, Health Card expects this competitive environment to continue for the foreseeable future.

     Health Card plans to continue its internal growth through increased marketing of its services and by expanding the range of services offered, particularly to include value added consulting and information-based services which Health Card believes to be in growing demand within the healthcare industry. In addition, Health Card intends to continue to pursue an acquisition program to supplement its internal growth by making acquisitions of other pharmacy benefit management service providers, as well as related services providers.

Public Offering

     On August 2, 1999, Health Card completed the sale of 1,600,000 shares of its common stock in an underwritten public offering (the "Public Offering"). Pursuant to the Public Offering, Health Card received net proceeds of approximately $9,538,037. Concurrently, the Bert E. Brodsky Revocable Trust (the "Brodsky Trust") sold 400,000 shares of common stock of Health Card in an underwritten offering. Of the proceeds received by the Brodsky Trust, it used approximately $1,992,900 to partly repay certain indebtedness owed by certain affiliates of the Brodsky Trust to Health Card. See Item 13 hereof.

Results of Operations

Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000

     Revenues increased $104.4 million, or approximately 62%, from $167.7 million for the fiscal year ended June 30, 2000, to $272.1 million for the fiscal year ended June 30, 2001. Of the increase, $75.7 million, or 72% was due to the inclusion of revenues from PAI, subsequent to July 20, 2000, and PMP, subsequent to March 5, 2001. $15.6 million of the increase was due to revenues related to new sponsors or new services offered. The majority of the balance of the year-over-year increase, or approximately $13.1 million, was due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth, and an increase in the average number of claims per plan participant. Both periods were negatively impacted by a net reduction in revenues that arose when the Company settled certain fees due from a major sponsor related to a capitation arrangement for calendar years 1997 - 1999. The net reduction in revenues was $821,000 for the fiscal year ended June 30, 2000, and $733,000 for the fiscal year ended June 30, 2001. The calendar year 2000 and 2001 contract with this sponsor is no longer a capitation arrangement.

     Revenues for both the fiscal years were adjusted based on EITF 00-14, Accounting for Certain Sales Incentives - Coupons, Rebates and Discounts. The financial impact of this is to reduce revenues by the amount of rebates to be paid to sponsors and reduce cost of claims by the gross amount of rebates received by the Company. Previously the net difference between the gross amount received by the Company and the amount paid to sponsors was treated as a reduction in cost of claims with no change to revenue. The impact of this change was to reduce revenue and cost of claims by $4.6 million and $5.9 million for the fiscal years ended June 30, 2000 and 2001, respectively.

     Cost of claims increased $96.2 million, or approximately 63%, from $153.4 million for the fiscal year ended June 30, 2000, to $249.6 million for the fiscal year ended June 30, 2001. PAI and PMP accounted for $67.8 million, or 70% of the increase. As a percentage of revenues, cost of claims increased from 91.5% to 91.7% for the fiscal years ended June 30, 2000 and June 30, 2001, respectively. The percentage for the fiscal year ended June 30, 2000 was favorably impacted by a $736,000 reduction in rebates payable, which reduced cost of claims, which arose when the Company reevaluated its liabilities to a plan sponsor. The effect of this reduction is unrelated to the reduction in revenues and cost of claims described in the preceding paragraph.

     Gross profit increased from $14.3 million for the fiscal year ended June 30, 2000 to $22.5 million for the fiscal year ended June 30, 2001; an $8.2 million, or 58%, increase. PAI and PMP accounted for $7.9 million, or 96%, of the increase. Gross profit as a percentage of revenue declined from 8.5% to 8.3% for the fiscal years ended June 30, 2000 and June 30, 2001, respectively. The decline is partially attributable to the impact of the one-time adjustment, described in the explanation for the change in cost of claims above. The Company has also seen a decline in profit margins due to competitive pressures.

     Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $9.0 million, or approximately 73%, from $12.4 million for the fiscal year ended June 30, 2000 to $21.4 million for the fiscal year ended June 30, 2001. Approximately 46% of the increase, or $4.2 million, was related to the inclusion of PAI and PMP in the consolidated numbers. The balance of the growth in these expenses was principally related to five areas:
(i) an approximate $1,533,000 increase in expenditures related to increases in compensation and benefits, primarily associated with new employees including senior management; (ii) an approximate $635,000 increase in depreciation and amortization expenses related to increased hardware procurement and software development; (iii) an approximate $430,000 increase in data processing charges related to increased information technology services; (iv) an aggregate of approximately $1,353,000 related to actual payments made and/or reserves accrued related to the following matters: (A) the settlement of the West Contra Costa lawsuit (see Item 3, Legal Proceedings), (B) the reconciliation and settlement of amounts due to a former major sponsor (See Note 7 to the Consolidated Financial Statements), and (C) the settlement of the Allcare patent infringement (See Item 3 - Legal Proceedings), and (v) an approximate $283,000 increase in legal fees related primarily to the defense of the items discussed in (iv) above.

     General and administrative expenses charged by affiliates increased approximately $1,095,000, or 37%, year-over-year from $2,986,000 to $4,081,000 for the fiscal year ended June 30, 2000 and June 30, 2001, respectively. The majority of the increase related to additional rent related to additional space taken in fiscal year 2001, increased information technology services, and additional administrative support services and supplies to support the continued expansion of the business.

     Other income, net, declined by approximately $45,000, or 5%, from $922,000 in the fiscal year ended June 30, 2000, to $877,000 in the fiscal year ended June 30, 2001. The main factor in the decline was an approximate $155,000 increase in interest expense, primarily related to the fact that the Company entered into a capital lease agreement with Hewlett Packard for computer hardware and related software that went into effect in March 2000. The increase in interest expense was partially offset by an approximate $111,000 increase in interest income related to increased cash flow due to the inclusion of PAI, PMP and SPC.

     Income before income taxes declined approximately $861,000, or 30%, from approximately $2,863,000, for the fiscal year ended June 30, 2000, to approximately $2,001,000 for the fiscal year ended June 30, 2001. The primary reasons for the decline were the one time adjustments noted above: (i) the $733,000 revenue reduction in the fiscal year ended June 30, 2001; (ii) the $1,353,000 payments/accrued reserve for settlements in the fiscal year ended June 30, 2001; and (iii) the $736,000 reduction in rebates payable in the fiscal year ended June 30, 2000. While income before income taxes declined year-over-year, EBITDA (earnings before interest, taxes, depreciation and amortization) for these same periods actually increased by approximately $478,000, or 15%, from $3,241,000 for the fiscal year ended June 30, 2000 to $3,719,000 for the fiscal year ended June 30, 2001. This was due to the inclusion of approximately $568,000 of goodwill amortization related to the PAI and PMP acquisitions in the period ended June 30, 2001, approximately $93,000 of depreciation of PAI's and PMP's assets during this same year, as well as approximately $635,000 of incremental depreciation and amortization of new assets procured and capitalized during the year ended June 30, 2001. These increases offset the approximate $818,000 decline in operating income year-over-year.

     There were a total of four negative adjustments reflected in the Company's financial performance during the fiscal year ended June 30, 2001, related to settlements with sponsors and/or lawsuits. These settlements, which are described above and in Item 3 - Legal Proceedings, and which relate to prior fiscal years, reduced income before income taxes by approximately $2,086,000. Of this total, $773,000 was actually paid out during the fiscal year, with the balance to be paid during the fiscal year ended June 30, 2002. The Company is not currently aware of any other issues that might require a settlement. The Company believes its bad debt reserves and other reserves should be sufficient based on current information.

     The effective tax rate decreased from 43.6% for the fiscal year ended June 30, 2000 to 42.1% for the fiscal year ended June 30, 2001. The decrease stemmed primarily from a lower effective state tax rate net of federal taxes.

Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999

     Revenues increased $39.4 million, or approximately 31%, from $128.3 million for the fiscal year ended June 30, 1999 to $167.7 million for the fiscal year ended June 30, 2000. The increase related to revenues from new sponsors during the fiscal year was approximately $21 million. The majority of the remaining increase of approximately $17 million was due to other existing sponsors as a result of several factors including: higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth, and an increase in the average number of claims per plan participant. The remainder of the increase, approximately $630,000, was due to new services offered during the year around the e-pharmacy and clinical services.

     Revenues for both the fiscal years were adjusted based on EITF 00-14, Accounting for Certain Sales Incentives - Coupons, Rebates and Discounts. The financial impact of this is to reduce revenues by the amount of rebates to be paid to sponsors and reduce cost of claims by the gross amount of rebates received by the Company. Previously the net difference between the gross amount received by the Company and the amount paid to sponsors was treated as a reduction in cost of claims with no change to revenue. The impact of this change was to reduce revenue and cost of claims by $5.8 million and $4.6 million for the fiscal years ended June 30, 1999 and 2000, respectively.

     Revenues grew year over year despite the loss of two key clients during the June 30, 2000 fiscal year. One, a previous significant sponsor, terminated its contract with Health Card as of January 1, 2000. The second was placed in receivership by the State of Florida as of January 1, 2000, and their members were dispersed to other plans not covered by Health Card. These two sponsors accounted for $20.5 million and $21.4 million in revenues during the fiscal years ended June 30, 1999 and 2000, respectively. The revenue from these two sponsors was replaced by the $21 million of revenue from new sponsors described above. This helped to mitigate the overall impact of their loss on an actual run rate basis. Two other factors influencing the year to year comparison were: revenues of the fiscal year ended June 30, 1999 included a one-time rate increase of $500,000 from a major sponsor, and the revenue for the fiscal year ended June 30, 2000 was net of an $821,000 reduction in revenue when Health Card settled certain fees from a major sponsor as consideration for a new two year arrangement with this sponsor.

     Cost of claims increased $37.6 million, or approximately 32%, from $115.8 million for the fiscal year ended June 30, 1999 to $153.4 million for the fiscal year ended June 30, 2000. As a percentage of revenues, cost of claims increased from 90.3% for the fiscal year ended June 30, 1999 to 91.5% for the fiscal year ended June 30, 2000. The primary reason for the cost of claims increasing as a percentage of revenue has to do with a risk sharing arrangement Health Card had with a major sponsor. During the fiscal year ended June 30, 2000 the cost of drugs covered under this arrangement were greater than the agreed upon capitated rate, which led to a sharing of those costs between Health Card and the sponsor. This fact along with the $821,000 revenue reduction mentioned above led to a differential between revenue and cost under this contract of $1.6 million during fiscal 2000. This risk sharing arrangement is no longer in effect. Partially offsetting this increase in costs was a $540,000 increase in the amount of manufacturer rebates received due to the increased volume of claims in fiscal 2000 and the administrative fee to be paid to Specialty. See "Business Services
- - Claims Management - - Rebate Administration". In addition, during the fiscal year ended June 30, 2000 rebates payable were reduced by $736,000 when Health Card reevaluated its liability to a plan sponsor. Cost of claims for the fiscal year was decreased by the same amount.

     Gross profit increased $1.8 million, or approximately 14%, from $12.5 million for the fiscal year ended June 30, 1999 to $14.3 million for the fiscal year ended June 30, 2000, primarily as a result of the increase in revenues, offset by the increase in cost of claims.

     Selling, general and administrative expenses, which include amounts charged by affiliates, increased $2.2 million, or approximately 22%, from $10.2 million for the fiscal year ended June 30, 1999 to $12.4 million for the fiscal year ended June 30, 2000. $1.3 million of the increase resulted from increases in compensation, benefits, rent, sales and marketing and other expenses related to the continued expansion of Health Card's business. The majority of the compensation and benefits increase is related to approximately twenty additional employees at June 30, 2000 compared to June 30, 1999. Depreciation and amortization expenses also increased by approximately $528,000, as a function of increased hardware procurement and software development as Health Card continues to enhance its information technology capabilities. Health Card also evaluated its receivables due from certain sponsors, including a key sponsor currently in receivership, as described above, and determined it should increase its reserves and/or write-off some balances. The impact on Health Card was an incremental $338,000 in bad debt expense in fiscal 2000 as compared to fiscal 1999. This accounted for the majority of the remaining increase in selling, general and administrative expenses. While selling, general and administrative expenses increased year over year in an absolute amount, they grew at a slower rate than the increase in revenue. These expenses as a percentage of revenue actually declined from 7.6% in fiscal year 1999 to 7.2% in fiscal year 2000.

     General and administrative expenses charged by affiliates increased $169,000, or approximately 6%, from $2,817,000 for the fiscal year ended June 30, 1999 to $2,986,000 for the fiscal year ended June 30, 2000, primarily as a result of increased information technology services and rent to support the business.

     Other income increased approximately $330,000, from $592,000 for the fiscal year ended June 30, 1999 to $922,000 for the fiscal year ended June 30, 2000. The net increase to income was due to an increase in interest income of $327,000 earned on increased cash from the Public Offering and an $83,000 decrease in offering costs. This addition to income was partially offset by an $80,000 increase in interest expense from a capital lease for computer hardware.

     The provision for income taxes increased approximately $271,000 from $976,000 for the fiscal year ended June 30, 1999 to $1,247,000 for the fiscal year ended June 30, 2000. The provision for the fiscal year ended June 30, 1999 was reduced by the utilization of a $595,000 net operating loss carryforward. There is no remaining net operating loss carryforward to the year ended June 30, 2000.

Liquidity and Capital Resources

     The Company's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. The Company also requires cash for potential acquisitions of other pharmacy benefit management companies or of companies providing related services. As of June 30, 2001, the Company had a working capital deficit of $7.1 million as compared to working capital of $6.0 million as of June 30, 2000. The primary reasons for the change in working capital were the acquisitions of PAI and PMP. The Company utilized $11.3 million of cash and cash equivalents, net of cash received, to acquire these companies during the fiscal year ended June 30, 2001. These funds came from the Company's working capital; thus a long term asset, goodwill, was acquired with a short term asset, cash.

     Net cash provided by operating activities was $6.1 million and $12.6 million for the fiscal years ended June 30, 2000 and 2001, respectively. For the fiscal year ended June 30, 2001, accounts payable increased by $9.4 million more than accounts receivable, thus providing cash. For the fiscal year ended June 30, 2000, accounts payable increased by more than accounts receivable as well, but only by $0.5 million. There was also $2.6 million of non-cash depreciation and amortization related to the acquisitions and increased fixed assets during the fiscal year ended June 30, 2001 as compared to $1.3 million for the fiscal year ended June 30, 2000.

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

     Net cash used in investing activities was $15.1 million for the fiscal year ended June 30, 2001. The net cash outlay for PAI was initially $4.6 million, representing the initial payment of $6.0 million plus $0.3 million of related expenses, less PAI's cash balance at July 20, 2000 of $1.7 million. The net cash outlay for PMP was $6.7 million, representing the initial payment of $6.8 million plus $0.2 million of related expenses, less PMP's cash balance at March 5, 2001 of $0.3 million. In addition, there were $3.8 million of capital asset additions during the period. For the fiscal year ended June 30, 2000 there were $2.4 million of capital asset additions, which was partially offset by the repayment of a note by the majority stockholder. Net cash used in financing activities was $742,000 for the fiscal year ended June 30, 2001, reflecting repayments against capital leases. This compares to $8.6 million provided by financing activities for the fiscal year ended June 30, 2000, reflecting the cash received from the Public Offering described herein.

     During fiscal year 2000, the Company entered into three capital lease transactions for hardware and software. The purchase price of these capital assets was $2,537,730. One hardware lease is for a term of 57 months with monthly payments of $40,322. Another hardware lease is for a term of 60 months with monthly payments of $3,245. The software lease is for a term of 33 months with monthly payments of $13,662. The principal balance of these three capital leases as of June 30, 2001 was $1,875,443.

     The Company assumed all the assets and liabilities of PAI, as of July 20, 2000, including two outstanding loans as follows: (i) a note payable to Regions Bank with a principal balance as of June 30, 2001 of $71,136. Such note is payable in monthly installments in the amount of $2,432, including interest at the rate of 7.75% and principal through July 2004. Repayment of such note is currently secured by a lien on and a security interest in an automobile; and
(ii) a loan representing prepaid rebates from its rebate administrator with a principal balance as of June 30, 2001 of $86,625, payable with interest at the rate of 8.5% in four quarterly payments of $94,261 commencing December 31, 2000 and ending September 30, 2001.

     PAI stockholders were eligible to receive up to $1,000,000 in additional consideration payable in combination of cash and common stock if certain financial targets of PAI were met for the fiscal year ended June 30, 2001. These targets have been achieved and the $1 million has been earned. $750,000 in cash was paid, and 62,500 shares of the Company's Common Stock valued at $4.00 per share were issued to the PAI stockholders at the end of August, 2001. The PAI stockholders are eligible to receive one more payment of up to $1 million if certain financial targets of PAI are met for the fiscal year ended June 30, 2002.

     In February 1998, the Company entered into an agreement with an unaffiliated party for computer software products and professional services. The agreement required the Company to pay an initial license fee. In addition, if certain milestones are met based on the number of processed claims, as defined in the agreement, the initial license fee increases in specified increments. To date, three such milestones have been met, resulting in a 75% increase in the license fee. The agreement also provides for the annual payment of a fee for maintenance and updating services equal to 18% of the initial license fee, as defined. It is anticipated that, based on internal growth and the PAI and PMP acquisitions, at least one additional milestone will be met during calendar year 2001. If the two remaining milestones are reached, the cash outlay by the Company would be $200,000.

     The Company anticipates that current cash positions, after the PAI and PMP acquisitions and the repayment of certain affiliate and shareholder debt, together with anticipated cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of the Company's stated goals to acquire other pharmacy benefit management companies, evidenced by the two acquired during the fiscal year ended June 30, 2001. This will require cash. Depending on the Company's evaluation of future acquisitions, additional cash may be required. Therefore, the Company has put in place a $4,000,000 revolving credit line for acquisitions with its bank. The Company has no current borrowings against this credit line. The Company is also currently negotiating a larger amount, based on anticipated future earnings and its balance sheet, to meet anticipated future needs. In the event that the Company's plans change or its assumptions prove to be inaccurate, or that the additional financing is not consummated, or the proceeds of the financing prove to be insufficient to fund operations and acquisitions, the Company could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all.

Other Matters

Inflation

     Management does not believe that inflation has had a material adverse impact on Health Card's net income.

Recent Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, Business Combinations and Goodwill and Other Intangibles, respectively. FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its financial position and operations.

Subsequent Events

     Effective  August 1, 2001,  Health  Card  entered  into a new lease for the
premises  it  occupies  in  Port  Washington,   New  York.  See  Item  2  hereof
(Description of Properties) for a description of such lease.

     In August of 2001, the Company and West Contra Costa School District reached an agreement on the terms of a settlement of the litigation involving these two parties. See Item 3 hereof (Legal Proceedings) for a description of the litigation and the contemplated settlement.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.

          Not applicable.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The audited financial statements of Health Card as of June 30, 2000 and 2001 and for the years ended June 30, 1999, 2000 and 2001 are included in this Form 10-K following Item 14 hereof.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.


     On June 15, 2001, Health Card dismissed BDO Seidman LLP ("Seidman") as its principal independent accountant. Seidman's report on Health Card's financial statements for either of the years ended June 30, 2000 or 1999 did not contain an adverse opinion or disclaimer of opinion, nor were either of those reports modified as to uncertainty, audit scope or accounting principles. Health Card's decision to change accountants was approved by Health Card's audit committee and its board of directors. During Health Card's two most recent fiscal years and the subsequent interim period preceding such dismissal, there were no disagreements between Health Card and Seidman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. As of June 15, 2001, Health Card has engaged Goldstein Golub Kessler, LLP as its principal independent accountant to audit its financial statements for the fiscal year ended June 30, 2001.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers and Directors

     Certain information concerning the executive officers and Directors of Health Card is set forth below:

------------------------------------------------- -------- -------------------------------------------------
                      Name                          Age                            Positions Held
------------------------------------------------- -------- -------------------------------------------------
------------------------------------------------- -------- -------------------------------------------------
Bert E. Brodsky                                     58     Chairman of the Board and Chief Executive Officer
------------------------------------------------- -------- -------------------------------------------------
------------------------------------------------- -------- -------------------------------------------------
Gerald Shapiro                                      71     Vice Chairman of the Board and Secretary
------------------------------------------------- -------- -------------------------------------------------
------------------------------------------------- -------- -------------------------------------------------
James Bigl                                          38     President
------------------------------------------------- -------- -------------------------------------------------
------------------------------------------------- -------- -------------------------------------------------
Tery Baskin                                         47     Chief Operating Officer
------------------------------------------------- -------- -------------------------------------------------
------------------------------------------------- -------- -------------------------------------------------
David Gershen                                       46     Treasurer and Chief Financial Officer
------------------------------------------------- -------- -------------------------------------------------
------------------------------------------------- -------- -------------------------------------------------
Gerald Angowitz                                     52     Director
------------------------------------------------- -------- -------------------------------------------------
------------------------------------------------- -------- -------------------------------------------------
Kenneth J. Daley                                    64     Director
------------------------------------------------- -------- -------------------------------------------------
------------------------------------------------- -------- -------------------------------------------------
Ronald Fish                                         60     Director
------------------------------------------------- -------- -------------------------------------------------
------------------------------------------------- -------- -------------------------------------------------
Paul Konigsberg                                     65     Director
------------------------------------------------- -------- -------------------------------------------------

------------------------------------------------------------------------------------------------------------

     Bert E. Brodsky has served as Chairman of the Board of Health Card since December 7, 1998, and as Chief Executive Officer since June, 1998. Mr. Brodsky has at various times since 1983 served as Chairman of the Board, President and a Director of Health Card. Mr. Brodsky has served as Chairman of the Board and Treasurer of Sandata, Inc., a provider of computerized data processing services and custom software and programming services, since June 1983 and as President of Sandata from December 1989 through January 2000. Sandata's shares of common stock are publicly traded. From October 1983 through December 1993, Mr. Brodsky served as Chairman of the Board of Compuflight, Inc., a provider of computerized flight planning services. Since August 1980, Mr. Brodsky has served as Chairman of the Board and President of P.W. Medical Management, Inc., which provides financial and consulting services to physicians. For more than the past five years, Mr. Brodsky has served as President of P.W. Capital Corp., a consulting services firm and Chairman of Sandsport Data Services, Inc., a computer services firm and wholly-owned subsidiary of Sandata. Mr. Brodsky has also been the Operating Manager of BFS Realty, LLC, a real estate company, since October 1996, BFS Realty II, LLC, a real estate company, since November 1996 and 4 B's Realty, LLC, a real estate company, since July 1996. See Item 13 hereof.

     Gerald Shapiro has served as Vice Chairman of the Board of Health Card since February 4, 1998. Mr. Shapiro has also served as Secretary since October 28, 1998. From June 1, 1998 until December 7, 1998, Mr. Shapiro served as Chairman of the Board. For more than the past five years, Mr. Shapiro has been an employee of Sandata, President of Lee Management Associates, Inc., a physician billing and consulting firm, Chairman and Treasurer of Mediclaim, Inc., a physician billing and consulting firm, President of Brookhaven M.R.I., Inc., a company that operates magnetic resonance imaging machines, Vice President of Mobile Health Management Services, Inc., a provider of medical screening services. From 1973 to 1978, Mr. Shapiro served as President of Ally & Gargano, Inc., an advertising agency, and from 1971 to 1973 he was President of Hertz Corporation.

     James Bigl has served as President of Health Card since June 12, 2000. Immediately prior to joining Health Card, Mr. Bigl served as President and CEO of York HealthNet, SelectPro and USI Care Management ("USI"). In late 1998, Mr. Bigl directed the sale of the Pharmacy Benefit Management Company he founded at Yale-New Haven to USI. In October of 1994, Mr. Bigl oversaw the wide ranging operations, including home infusion, health care collections, real estate and retail pharmacy at Yale-New Haven Health's for-profit division. For the last fifteen years, Mr. Bigl has been working in the retail pharmacy and Pharmacy Benefit Management Industries.

     Tery Baskin has served as Chief Operating Officer of Health Card since June 2001. He has been a licensed pharmacist since 1978. From 1993 to July 2000 he served as the President and a Director of Pharmacy Associates, Inc. From July 2000 to June 2001, Mr. Baskin was the Senior Vice President of PAI, which by July 2000 was a wholly owned subsidiary of Health Card. He has served as a Director of the American Pharmaceutical Association Foundation since 1998 and as Treasurer since March 2001.

     David Gershen has served as Senior Vice President of Finance for Health Card since May 2000. Mr. Gershen was named Chief Financial Officer and Treasurer of Health Card in November, 2000. From July 1996 until April 2000, Mr. Gershen served as the Vice President of Finance and Administration of CSC Healthcare Inc., a subsidiary of Computer Sciences Corporation ("CSC"), a healthcare information services company. Prior thereto, and since 1985, Mr. Gershen held various financial positions with APM, Inc., which was acquired by CSC in 1996.

     Gerald Angowitz has served as a Director of Health Card since June 26, 1998. Mr. Angowitz presently serves as a management consultant through the Angowitz Company, which provides consulting services. Mr. Angowitz had served as Senior Vice President of Human Resources and Administration for RJR Nabisco, Inc. ("RJR"), a consumer products manufacturer, from March 1995 until December 1999. Mr. Angowitz previously served as Vice President of Human Resources for RJR from February 1994 to March 1995 and Vice President of employee benefits at RJR from January 1992 to February 1994. Mr. Angowitz is the brother-in-law of Hugh Freund, a Vice President, Secretary, principal stockholder and Director of Sandata. Mr. Angowitz also serves on the Company's Audit and Compensation Committees.

     Kenneth J. Daley has served as a Director of Health Card since May 10, 1999. For more than the five years prior to January 1999, Mr. Daley served as Senior Vice President of Chase Manhattan Bank. Mr. Daley also serves on the Company's Audit and Compensation Committees.

     Paul J. Konigsberg has served as a Director of the Company since November 2000. Mr. Konigsberg currently serves on the Board of Directors of Sandata, Inc., an affiliate of Health Card, since January 1998. Mr. Konigsberg is a certified public accountant and has been a senior partner in the accounting firm of Konigsberg Wolf & Co., P.C. since 1970. Mr. Konigsberg also serves on the Company's Audit and Compensation Committees.

     Ronald L. Fish served as a Director of the Company since November 2000. Mr. Fish currently serves on the Board of Directors of Sandata Inc., an affiliate of Health Card, since June 1998. Since 1975, Mr. Fish served as Administrator, Treasurer and Director of Unlimited Care Inc., a nursing services firm, and is a certified public accountant. Mr. Fish also serves on the Company's Audit and Compensation Committees.

     Each of Health Card's Directors is elected for a period of one year and serves until his successor is duly elected and qualified. Health Card paid $18,500 in Directors' fees during the fiscal year ended June 30, 2001. No Directors' fees had been paid previously.

     Each of the executive officers serves at the pleasure of Health Card's Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding Common Stock and certain trusts of which reporting persons are trustees. Health Card is required to disclose in this 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended June 30, 2001 or prior fiscal years.

     To Health Card's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended June 30, 2001 Health Card's officers, Directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them except: Messrs. Angowitz, Bigl, Brodsky, Daley, Shapiro, Konigsberg, and Fish all failed to timely file one report relative to one transaction each.

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table sets forth certain information with respect to the compensation paid or awarded by Health Card to the Chief Executive Officer and other executive officers, (collectively, the "Named Executive Officers"), whose salary and bonus exceeded $100,000 in all capacities for the fiscal year ended June 30, 2001:

===================== ========== ======================================== ======================================= ===============
                                           Annual Compensation                    Long-Term Compensation
--------------------- ---------- ---------------------------------------- --------------------------------------- ---------------
--------------------- ---------- ------------ ------------ -------------- --------------------------- ----------- ---------------
                                                                                    Awards             Payouts
--------------------- ---------- ------------ ------------ -------------- --------------------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
                                                                          Restricted    Securities
                                                           Other Annual      Stock      Underlying       LTIP       All Other
      Name and          Year       Salary        Bonus     Compensation     Awards     Options/SARs    Payouts     Compensation
 Principal Position                  ($)          ($)           ($)           ($)           (#)          ($)           ($)
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
  Bert E. Brodsky,      2001     377,015(2)   120,000(2)    89,380(10)        -0-       500,000(15)      -0-           -0-
  Chairman of the
       Board
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
                        2000     182,114(3)   120,000(6)    97,310(10)        -0-           -0-          -0-           -0-
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
                        1999     403,867(4)   487,500(6)    90,717(10)        -0-           -0-          -0-           -0-
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
    James Bigl,         2001       184,760    60,000 (7)    12,000(11)        -0-       31,000(16)       -0-         908(25)
     President                                                                                                       578(26)
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
                        2000        7,230       25,000          -0-           -0-       100,000(17)      -0-           -0-
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
   David Gershen,       2001       155,250    55,000 (8)        -0-           -0-       11,000(18)       -0-         737(25)
  Chief Financial
 Officer, Treasurer
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
                        2000       23,077         -0-           -0-           -0-       35,000(19)       -0-           -0-
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
   Linda Portney,       2001       125,000        -0-       18,813(12)        -0-           -0-          -0-         551(25)
   Executive Vice                                                                                                    551(26)
    President of
   Operations(1)
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
                        2000       125,000        -0-       20,140(12)        -0-           -0-          -0-        1,011(26)
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
                        1999       125,000        -0-       20,027(13)        -0-           -0-          -0-         952(26)
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
  Kenneth Hammond,      2001       122,192        250        7,969(13)        -0-           -0-          -0-         380(25)
 Vice President of                                                                                                   354(26)
     Operations
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
                        2000       114,231      10,250          -0-           -0-       10,000(20)       -0-         740(26)
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
                        1999       103,135      10,250          -0-           -0-           -0-          -0-         656(26)
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
  John Ciufo, Vice      2001       144,588      11,922          -0-           -0-           -0-          -0-         606(25)
    President of                                                                                                     490(26)
 Clinical Services
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
                        2000       141,730      20,000          -0-           -0-       35,568(21)       -0-         508(26)
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
                        1999       59,000        5,000          -0-           -0-       25,568(22)       -0-           -0-
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
 Tery Baskin, Chief     2001       132,923     56,440(9)    10,408(14)        -0-       55,000(23)       -0-        8,338(26)
 Operating Officer
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
--------------------- ---------- ------------ ------------ -------------- ------------ -------------- ----------- ---------------
  Gerald Shapiro,       2001     113,800(5)       -0-           -0-           -0-       11,000(24)       -0-           -0-
   Vice Chairman,
     Secretary
===================== ========== ============ ============ ============== ============ ============== =========== ===============

          (1) Ms. Portney was no longer an executive officer of the Company effective October 2000, is no longer an employee effective June 30, 2001 and is currently providing consulting services to the Company.

          (2) Represents salary and bonus accrued for Mr. Brodsky, but not paid. The only amount paid during the year was $15,385.

          (3)  Represents salary paid to Mr. Brodsky.

          (4) Represents salary and consulting fees paid to certain entities affiliated with Mr. Brodsky. See Item 13 hereof.

          (5)  Represents salary and consulting fees paid to Mr. Shapiro.

          (6) For the fiscal year ending June 30, 2000, reflects a $120,000 bonus awarded to Mr. Brodsky in January 2000. Such bonus is accrued in twelve equal monthly installments of $10,000, but has not been paid. Also includes a bonus of $360,000 for the fiscal year ended June 30, 1999.

          (7) For the fiscal year ended June 30, 2001, a bonus of $60,000 was awarded to Mr. Bigl, but was paid subsequent to June 30, 2001.

          (8) For the fiscal year ended June 30, 2001, a $25,000 guaranteed bonus was paid to Mr. Gershen per his employment agreement after one year of service. An additional bonus of $30,000 was awarded to Mr. Gershen, but was paid subsequent to June 30, 2001.

          (9) For the fiscal year ending June 30, 2001, reflects a $25,000 bonus awarded to Mr. Baskin; such amounts were paid to Mr. Baskin subsequent to June 30, 2001. Also reflects commissions paid pursuant to an employment agreement with the Company, which commission arrangement terminated on June 4, 2001 with the execution of a new employment agreement with the Company.

          (10) Includes automobile lease payments to an entity affiliated with Mr. Brodsky. Also includes life insurance premiums paid by Health Card on Mr. Brodsky's behalf, the aggregate amount of which premiums are repaid to Health Card upon the payment of the policy benefits to the beneficiary.

          (11) Represents a nonaccountable expense allowance during fiscal 2001.

          (12) Represents automobile lease payments to an unaffiliated entity and amounts for automobile insurance and travel allowance.

          (13) Represents automobile lease payments to an entity affiliated with Mr. Brodsky and amounts for automobile insurance and travel allowance.

          (14) Represents payments under a bank loan collateralized by an automobile for Mr. Baskin and life insurance premiums.

          (15) Includes an option granted on February 20, 2001 to purchase 500,000 shares of common stock at an exercise price of $1.84, of which 100,000 shares were exercisable as of June 30, 2001 and September 21, 2001.

          (16) Includes an option granted on February 20, 2001 to purchase 11,000 shares of common stock at an exercise price of $1.67, of which 3,670 shares were exercisable as of June 30, 2001 and September 21, 2001. Also includes an option granted on June 12, 2001 to purchase 20,000 shares of common stock at an exercise price of $3.00, of which no shares were exercisable as of June 30, 2001 and September 21, 2001.

          (17) Includes an option granted on June 12, 2000 to purchase 100,000 shares of common stock at an exercise price of $4.00, of which 33,350 shares were exercisable as of June 30, 2001 and September 21, 2001.

          (18) Includes an option granted on February 20, 2001 to purchase 11,000 shares of common stock at an exercise price of $1.67, of which 3,670 shares were exercisable as of June 30, 2001 and September 21, 2001.

          (19) Includes an option granted on May 1, 2000 to purchase 35,000 shares of common stock at an exercise price of $5.00, of which 11,670 shares were exercisable of June 30, 2001 and September 21, 2001.

          (20) Includes an option granted on August 3, 1999 to purchase 10,000 shares of common stock at an exercise price of $7.50, of which 7,000 shares were exercisable as of June 30, 2001. As of September 21, 2001, 10,000 shares of such option were currently exercisable.

          (21) Includes an option granted on August 3, 1999 to purchase 10,000 shares of common stock at an exercise price of $7.50, of which 6,700 shares were exercisable as of June 30, 2001. As of September 21, 2001, 10,000 shares were currently exercisable. Also includes an option granted on February 1, 2000 to purchase 25,568 shares of common stock at an exercise price of $5.87, of which 17,049 shares of such option were exercisable as of June 30, 2001 and September 21, 2000.

          (22) Includes an option granted by Mr. Brodsky on December 7, 1998 to purchase an aggregate of 25,568 shares of Health Card common stock from Mr. Brodsky at a price of $5.87 per share. Such option was surrendered by Mr. Ciufo on February 1, 2000.

          (23) Includes an option granted on June 4, 2001 to purchase 15,000 shares of common stock at an exercise price of $5.00, of which no shares were exercisable as of June 30, 2001 and September 21, 2001. Also includes an option granted on July 20, 2000 to purchase 40,000 shares of common stock at an exercise price of $4.00, of which no shares were exercisable as of June 30, 2001. As of September 21, 2001, 8,000 shares of such option were currently exercisable.

          (24) Includes an option granted on February 20, 2001 to purchase 11,000 shares of common stock at an exercise price of $1.67, of which 3,670 shares were exercisable on June 30, 2001 and September 21, 2001.

          (25) Represents amounts anticipated to be contributed by Health Card under Health Card's 401(k) Plan. Such amounts have not yet been contributed and the obligation to pay these amounts is at the discretion of Health Card.

          (26) Represents amounts contributed by Health Card under Health Card's 401(k) Plan as of June 30, 2001.

Option/SAR Grants in Last Fiscal Year

     The following table sets forth certain information concerning individual grants of stock options during the fiscal year ending June 30, 2001:

===============================================================================================================================
                                                                                            POTENTIAL REALIZABLE VALUE AT
                                                                                            ASSUMED ANNUAL RATES OF STOCK
                                                                                            PRICE APPRECIATION FOR OPTION
                                  INDIVIDUAL GRANTS                                                      TERM
-------------------------------------------------------------------------------------- -----------------------------------------
------------------- ---------------- ---------------- ---------------- --------------- ------------------ ----------------------
                       Number of       Percent of
                      Securities          Total
                      Underlying      Options/SARs
                       Options/        Granted to       Exercise or
                     SARs Granted     Employees in      Base Price       Expiration
       Name               (#)          Fiscal Year        ($/Sh)            Date               5% ($)               10% (S)
                                           (%)
------------------- ---------------- ---------------- ---------------- --------------- ------------------ ----------------------
------------------- ---------------- ---------------- ---------------- --------------- ------------------ ----------------------
                                                                                           $145,695              $424,776
 Bert E. Brodsky      500,000 (1)         59.7%            $1.84          2/20/06

------------------- ---------------- ---------------- ---------------- --------------- ------------------ ----------------------
------------------- ---------------- ---------------- ---------------- --------------- ------------------ ----------------------

    James Bigl        11,000 (2)          1.3%             $1.67          2/20/06            $5,075               $11,215
                      20,000 (3)          2.4%             $3.00          6/12/06           $17,343               $37,597

------------------- ---------------- ---------------- ---------------- --------------- ------------------ ----------------------
------------------- ---------------- ---------------- ---------------- --------------- ------------------ ----------------------

  David Gershen        11,000(2)          1.3%             $1.67          2/20/06            $5,075               $11,215

------------------- ---------------- ---------------- ---------------- --------------- ------------------ ----------------------
------------------- ---------------- ---------------- ---------------- --------------- ------------------ ----------------------

   Tery Baskin        15,000 (4)          1.8%             $5.00           6/4/06              -                     -
                      40,000 (5)          4.8%             $4.00          7/20/06              -                  $34,872

=================== ================ ================ ================ =============== ================== ======================

          (1) Exercisable over a five year period to the extent of 100,000 shares of Common Stock in each of February 2001, February 2002, February 2003, February 2004 and February 2005.

          (2) Exercisable over a three year period to the extent of 3,670 shares of Common Stock in February 2001 and 3,665 shares of Common Stock in each of February 2002 and February 2003.

          (3) Exercisable over a three year period to the extent of 6,670 shares of Common Stock in June 2002 and 6,665 shares of Common Stock in each of June 2003 and June 2004.

          (4) Exercisable over a three year period to the extent of 5,000 shares of Common Stock in June 2002, February 2003 and February 2004.

          (5) Exercisable over a five year period to the extent of 8,000 shares of Common Stock in each of July 2001, July 2002, July 2003, July 2004 and July 2005.

Aggregated Option/SAR Exercise in Last Fiscal Year and Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning the value of unexercised options and warrants for the fiscal year ended June 30, 2001:

========================= ====================== ====================== ======================== ===========================
                                                                         Number of Securities       Value of Unexercised
                                                                        Underlying Unexercised    In-the-Money Options and
                                                                        Options and Warrants at     Warrants at June 30,
                           Shares Acquired on       Value Realized         June 30, 2001 (#)              2001 ($)
          Name                Exercise (#)                ($)           Exercisable/UnexercisableExercisable/Unexercisable

------------------------- ---------------------- ---------------------- ------------------------ ---------------------------
------------------------- ---------------------- ---------------------- ------------------------ ---------------------------
    Bert E. Brodsky                -0-                    -0-               100,000/400,000           124,000/496,000

------------------------- ---------------------- ---------------------- ------------------------ ---------------------------
------------------------- ---------------------- ---------------------- ------------------------ ---------------------------
       James Bigl                  -0-                    -0-                 3,670/7,330               5,175/10,335
                                   -0-                    -0-                  0/20,000                  -0-/1,600
                                   -0-                    -0-                33,350/66,650                -0-/-0-
------------------------- ---------------------- ---------------------- ------------------------ ---------------------------
------------------------- ---------------------- ---------------------- ------------------------ ---------------------------
     David Gershen                 -0-                    -0-                 3,670/7,330               5,175/10,335
                                   -0-                    -0-                11,670/23,330                -0-/-0-
------------------------- ---------------------- ---------------------- ------------------------ ---------------------------
------------------------- ---------------------- ---------------------- ------------------------ ---------------------------
      Tery Baskin                  -0-                    -0-                  0/15,000                   -0-/-0-
                                   -0-                    -0-                  0/40,000                   -0-/-0-
------------------------- ---------------------- ---------------------- ------------------------ ---------------------------
------------------------- ---------------------- ---------------------- ------------------------ ---------------------------
    Kenneth Hammond                -0-                    -0-                 7,000/3,000                 -0-/-0-

------------------------- ---------------------- ---------------------- ------------------------ ---------------------------
------------------------- ---------------------- ---------------------- ------------------------ ---------------------------
       John Ciufo                  -0-                    -0-                 6,700/3,300                 -0-/-0-
                                   -0-                    -0-                17,049/8,519                 -0-/-0-
========================= ====================== ====================== ======================== ===========================

Employee Contracts, Termination of Employment and Change-in-Control
Arrangements

     Except as described below, there are no written employment or similar agreements with any of the Named Executive Officers. See Item 13 hereof for a discussion of certain fees paid and payable to Mr. Brodsky.

     Health Card entered into an employment agreement with the majority stockholder, Mr. Brodsky effective July 1, 1999. Pursuant to this agreement, Mr. Brodsky has agreed to serve as Chairman of the Board of Directors at an annual salary of $200,000, subject to adjustment by the Board of Directors. As of July 1, 2001, this amount was increased to $425,000. The agreement terminates on July 1, 2002, unless terminated by Health Card for cause, or in the event Mr. Brodsky becomes permanently disabled. The agreement provides for certain fringe benefits payable to or on behalf of Mr. Brodsky, such as the use of an automobile. In addition, the agreement provides for certain termination benefits payable to Mr. Brodsky, which depending upon the reason for termination, can equal up to two years salary. It is anticipated that Mr. Brodsky may devote a portion of his business time to business affairs unrelated to Health Card, provided that such activities do not prevent him from fulfilling his obligations under the agreement. The agreement does not quantify the amount of time that Mr. Brodsky must devote to Health Card. However, it is contemplated that Mr. Brodsky will devote a substantial portion of his business time to the affairs of Health Card.

     In January 2000, the Board of Directors authorized the payment to Mr. Brodsky of a bonus in the amount of $120,000. Such bonus is payable in equal monthly installments of $10,000. This amount has continued to be accrued monthly through June 30, 2001. No actual payments have been paid to Mr. Brodsky.

     Health Card entered into an employment agreement with James Bigl effective June 12, 2000. Pursuant to this agreement, Mr. Bigl has agreed to serve as President at an annual salary of $188,000, in addition to (i) a $25,000 signing bonus upon execution of the agreement and (ii) the ability to participate in the bonus pool for senior executives. The agreement also provides for certain termination benefits, which, depending upon the reason for termination, can equal up to one year of salary. In connection with the employment agreement, Health Card granted to Mr. Bigl an incentive stock option to purchase 100,000 shares of common stock at $5.00 per share. Such option vests over a three year period commencing on June 12, 2001. The option expires on June 12, 2005. On June 12, 2001, Health Card increased the annual compensation paid to Mr. Bigl to $213,000 in addition to $12,000 in nonaccountable expenses annually. Also on June 12, 2001, Health Card granted to Mr. Bigl an incentive stock option to purchase 20,000 shares of common stock at $3.00 per share. Such option vests over a four year period commencing June 12, 2002. The option expires on June 12, 2006. A copy of the Stock Option Agreement is annexed hereto as Exhibit 10.61.

     Health Card entered into an employment agreement with David Gershen effective May 1, 2000. Pursuant to this agreement, Mr. Gershen has agreed to serve as Chief Financial Officer and Treasurer at an annual salary of $150,000, in addition to (i) a $25,000 bonus upon the completion of one full year of employment with Health Card and (ii) the ability to participate in the bonus pool for senior executives. The agreement also provides for certain termination benefits, including, but not limited to, a change of control, which, depending upon the reason for termination, can equal up to one year of salary. In connection with the employment agreement, Health Card granted to Mr. Gershen an incentive stock option to purchase 35,000 shares of common stock at $5.00 per share. Such option vests over a three year period commencing on May 1, 2001. The option expires on May 1, 2005. On May 1, 2001, Mr. Gershen's annual base salary was increased to $185,000.

     In connection with the PAI acquisition, Tery Baskin entered into an employment agreement with PAI, pursuant to which Mr. Baskin agreed to serve as PAI's Senior Vice President at an annual salary of $130,000 in addition to (i) a one percent commission on all claims adjudicated by PAI and (ii) the ability to participate in the bonus pool for senior executives. In connection with the employment agreement, Health Card granted incentive stock options to Mr. Baskin to purchase 40,000 shares of common stock at $4.00 per share. See Item 1, Description of Business, for a detailed description of the PAI acquisition.

     Health Card entered into an employment agreement with Tery Baskin effective June 4, 2001 to serve as Chief Operating Officer, at an annual salary of $150,000, in addition to the ability to participate in the bonus pool for senior executives. In connection with the employment agreement, Health Card granted to Mr. Baskin incentive stock options to purchase 15,000 shares of Common Stock at $5.00 per share. A copy of the Employment Agreement is annexed hereto as Exhibit
10.62. A copy of the Stock Option Agreement is annexed hereto as Exhibit 10.63.

     The Company has an employment arrangement with its Senior Vice President of Sales and Marketing who is entitled to commissions of 3% of gross margins generated from direct accounts sold, and 1% of gross margins generated from accounts sold by salespeople under his management. Mr. Ciufo and Mr. Hammond are employed by Health Card pursuant to letters, employee covenant agreements and/or confidentiality and non-disclosure agreements reflecting the compensation terms described under Item 11 hereof and prohibiting the employee from engaging in certain competitive activity or disclosing certain information. Ms. Portney is no longer employed by Health Card but serves as a consultant.

Compensation Committee Interlocks and Insider Participation

     Until May 10, 1999, Health Card did not have a Compensation Committee or other committee of the Board of Directors performing similar functions. Decisions concerning the compensation of executive officers were made by the Board of Directors.

     Effective May 10, 1999, Health Card established a Compensation Committee. The Compensation Committee is responsible for making recommendations to the Board of Directors regarding compensation arrangements for executive officers of Health Card, including annual bonus compensation, and consults with management of Health Card regarding compensation policies and practices. The Compensation Committee also makes recommendations concerning the adoption of any compensation plans in which management is eligible to participate, including the granting of stock options or other benefits under such plans. Messrs. Shapiro and Angowitz and a third director comprised the first Compensation Committee. Effective October 27, 1999, Mr. Daley replaced the third member. In November 2000, Mr. Fish and Mr. Konigsberg were added to the Board and Compensation Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of September 21, 2001, concerning the beneficial ownership of Health Card's common stock for:

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

========================================== ======================================== =======================================

        Name of Management Person                     Number of Shares                      Approximate Percentage
         and Name and Address of                                                            of Outstanding Shares
          Beneficial Owner (1)
------------------------------------------ ---------------------------------------- ---------------------------------------
------------------------------------------ ---------------------------------------- ---------------------------------------
Bert E. Brodsky                                         3,083,577 (2)                               42.9%
------------------------------------------ ---------------------------------------- ---------------------------------------
------------------------------------------ ---------------------------------------- ---------------------------------------
David Craig Brodsky                                       383,579                                    5.3%
------------------------------------------ ---------------------------------------- ---------------------------------------
------------------------------------------ ---------------------------------------- ---------------------------------------
Gerald Shapiro                                            387,204 (3)                                5.4%
------------------------------------------ ---------------------------------------- ---------------------------------------
------------------------------------------ ---------------------------------------- ---------------------------------------
James Bigl                                                 39,020 (4)                                   *
------------------------------------------ ---------------------------------------- ---------------------------------------
------------------------------------------ ---------------------------------------- ---------------------------------------
Tery Baskin                                                76,100 (5)                                   *
------------------------------------------ ---------------------------------------- ---------------------------------------
------------------------------------------ ---------------------------------------- ---------------------------------------
David Gershen                                              19,340 (6)                                   *
------------------------------------------ ---------------------------------------- ---------------------------------------
------------------------------------------ ---------------------------------------- ---------------------------------------
Kenneth Hammond                                             7,000 (7)                                   *
------------------------------------------ ---------------------------------------- ---------------------------------------
------------------------------------------ ---------------------------------------- ---------------------------------------
John Ciufo                                                 23,749 (8)                                   *
------------------------------------------ ---------------------------------------- ---------------------------------------
------------------------------------------ ---------------------------------------- ---------------------------------------
Kenneth J. Daley
6 Glen Avenue                                              13,770 (9)                                   *
Glen Head, NY 11545
------------------------------------------ ---------------------------------------- ---------------------------------------
------------------------------------------ ---------------------------------------- ---------------------------------------
Ronald Fish                                                                                             *
107 Law Road                                                7,070 (10)
Briarcliff Manor, NY 10510
------------------------------------------ ---------------------------------------- ---------------------------------------
------------------------------------------ ---------------------------------------- ---------------------------------------
Gerald Angowitz
37 Fieldstone Lane                                         13,770 (9)                                   *
Oyster Bay, NY 11771
------------------------------------------ ---------------------------------------- ---------------------------------------
------------------------------------------ ---------------------------------------- ---------------------------------------
Paul Konigsberg                                             7,070 (10)
440 Park Avenue South, 10th Fl.
New York, NY  10016
------------------------------------------ ---------------------------------------- ---------------------------------------
------------------------------------------ ---------------------------------------- ---------------------------------------
All executive officers and
Directors as a group (10 persons)               4,061,249 (2)(3)(4)(5)(6)(9)                        56.5%
========================================== ======================================== =======================================

*        Less than 1%

          (1) With the exception of the addresses specifically noted, the address of each person named in the table is c/o National Medical Health Card Systems, Inc., at 26 Harbor Park Drive, Port Washington, NY 11050.

          (2) Includes (i) 100,000 shares of common stock subject to options that are currently exercisable, (ii) 100,000 shares of common stock beneficially owned by the Bert E. Brodsky Revocable Trust, and (iii) 1,725 shares of common stock beneficially owned by P.W. Capital Corp., of which Mr. Brodsky is President. Does not include an aggregate of 400,000 shares of common stock subject to currently unexercisable options.

          (3) Includes 3,670 shares of common stock subject to options that are currently exercisable. Does not include an aggregate of 7,330 shares of common stock subject to currently unexercisable options.

          (4) Includes 37,020 shares of common stock subject to options that are currently exercisable. Does not include an aggregate of 93,980 shares of common stock subject to currently unexercisable options.

          (5) Does not include an aggregate of 57,000 shares of common stock subject to currently unexercisable options.

          (6) Includes 15,340 shares of common stock that are currently exercisable. Does not include an aggregate of 30,660 shares of common stock subject to currently unexercisable options.

          (7) Includes 7,000 shares of common stock subject to options that are currently exercisable. Does not include an aggregate of 3,000 shares of common stock subject to currently unexercisable options.

          (8) Includes 23,749 shares of common stock subject to options that are currently exercisable. Does not include an aggregate of 11,819 shares of common stock subject to currently unexercisable options.

          (9) Includes for each of Mr. Daley and Mr. Angowitz 13,770 shares of common stock subject to options that are currently exercisable. Does not include for each of them 17,230 shares of common stock subject to currently unexercisable options.

          (10) Includes for each of Mr. Fish and Mr. Konigsberg 7,070 shares of common stock subject to options that are currently exercisable. Does not include an aggregate of 13,930 shares of common stock subject to currently unexercisable options.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     From time to time, Mr. Brodsky and his affiliates have engaged in numerous transactions with Health Card.

Health Card's Relationship with Sandata

     Health Card has entered into various verbal and written agreements, with Sandata and its wholly-owned subsidiaries. Mr. Brodsky is the Chairman of the Board, Treasurer and a principal stockholder of Sandata. The majority of the services are related to database and operating system support, hardware leasing, maintenance and related administrative services. Health Card purchases services from Sandata, and its subsidiaries, on an as needed basis at negotiated hourly or monthly rates. Sandata has historically procured the majority of Health Card's computer equipment and furniture and fixtures. Sandata resells these items to Health Card at their cost plus a 10-20% servicing fee depending on the level of up-front consulting required to develop the proper specifications for the equipment and set-up required. Approximately $407,000 of computer equipment and furniture and fixtures were purchased on Health Card's behalf during the fiscal year ended June 30, 2001. In addition, Sandata, through another wholly-owned subsidiary, Santrax Systems, Inc. resells its telephone services to Health Card based on actual usage.

     A significant portion of Health Card's information systems for reporting purposes has historically been developed, enhanced, modified and maintained by Sandsport Data Services, Inc., a wholly-owned subsidiary of Sandata. During the fiscal year ended June 30, 2001, Sandsport billed Health Card approximately $839,000 for quality assurance testing of software programs developed by Health Card along with network support and approximately $256,000 for help desk services. Furthermore, Health Card currently leases computer hardware for its data processing center at a monthly cost of approximately $44,170 from Sandsport pursuant to an oral agreement, terminable at will by either party. Lease payments under this lease for the fiscal years ended June 30, 2000 and 2001 totaled $490,214 and $493,965, respectively. Management of Health Card believes that the terms of such lease and the negotiated billing rates are as fair to Health Card as those that could be obtained from an unaffiliated third party, although no independent fee quotes have been obtained.

     During the fiscal years ended June 30, 1999, 2000 and 2001, Health Card incurred fees to Sandata, or its subsidiaries, in the aggregate amounts of approximately $2,151,000, $2,331,000 and $3,612,000, respectively. As of June 30, 2001, Health Card owed $341,155 to Sandata, or its subsidiaries, which has been paid subsequently.

     Health Card has evaluated the services that Sandata has performed for it in the past, and is in the process of bringing most of those services in-house by hiring employees with the needed skills. This should reduce the Company's overall costs over time.

     As of June 30, 2001, Sandata owed Health Card $503,958 pursuant to a promissory note, dated May 31, 2000, in the original principal amount of $500,000 plus interest at the rate of 9-1/2%; interest on such note was payable quarterly and such note was paid in full on May 31, 2001. On June 9, 2001, Sandata again gave a promissory note to Health Card in the principal amount of $500,000, with interest at the rate of 7%, which was to have been due on June 8, 2002. The Note was paid in full on August 15, 2001. As of June 30, 2001, Sandata also owed Health Card $68,123 for pharmacy benefit services which has not yet been reimbursed.

Employee Management Relationship with Medical Arts Office Services, Inc.

     Medical Arts Office Services, Inc. is an affiliate of Health Card. Certain persons employed by companies affiliated with Mr. Brodsky are also officers and Directors of Medical Arts, of which Mr. Brodsky is the sole shareholder.

     Medical Arts provides Health Card with shared legal, bookkeeping and administrative services (including payroll processing) pursuant to an oral agreement, terminable at will by either party.

     During the fiscal year ended June 30, 2001, the total payments made by Health Card to Medical Arts were approximately $383,545 of which $63,150 was paid for bookkeeping services, $220,151 was paid for legal services and $100,244 was paid for administrative services. Management believes that the hourly rates charged by Medical Arts are as fair to Health Card as those that could be obtained from an unaffiliated third party, although no independent fee quotes have been obtained.

Health Card's Relationship with P.W. Capital, LLC

     Prior to the consummation of the Public Offering, in consideration of consulting fees paid to P.W. Capital, LLC, Mr. Brodsky provided managerial expertise and advice, including but not limited to advice regarding the hiring of executive management and other personnel, marketing and sales matters, and negotiation of contracts with sponsors and other parties. Pursuant to an agreement with Mr. Brodsky, payment of the above consulting fees ceased upon consummation of the Public Offering and, in consideration of the provision of such executive services, Mr. Brodsky began to receive, and continues to receive, remuneration as an executive officer of Health Card. See Item 11 hereof.

     In addition, Health Card rents a two family house in Port Washington, New York (near the Company's offices) from P.W. Capital, LLC, which is used for out-of-town employees. Health Card evaluated the cost of hotels for these individuals and determined it was more cost efficient to rent the house at a monthly rate of $5,500. During the fiscal year ended June 30, 2001, Health Card paid P.W. Capital, LLC $16,500 in rent for this facility.

Real Estate

     The Company currently occupies approximately 26,500 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Facility"). The Company subleases the Facility from BFS Realty, LLC, an affiliate of the Company's Chairman (the "Affiliate"). The Affiliate leases the Facility from the Nassau County Industrial Development Agency, pursuant to a lease (the "Lease"), which was entered into by that Agency and the Affiliate in July 1994. The Lease expires in March 2005. The Affiliate has the right to become the owner of the Facility upon expiration of the Lease. The Affiliate subleases a portion of the Facility to the Company. The Company currently pays rent to the Affiliate in the amount of $336,780 per year, plus monthly expenses for maintenance, real estate taxes, utilities and the like. The rent increases by 5% annually. The Affiliate also receives rent from other companies that occupy space in the Facility, some of which are affiliated with the Company's Chairman. The Company believes that the Facility is adequate for current purposes.

     PAI currently occupies approximately 7,000 square feet of office space in Little Rock, Arkansas, at an annual rent of $110,372, including monthly expenses. The landlord for these premises is Executive Park Partnership. The lease expires on April 30, 2002. PAI is currently negotiating with Executive Park Partnership the terms of a lease that would commence May 1, 2002 and would increase the space occupied by PAI.

     Pursuant to a lease dated August 10, 1998 and expiring on August 31, 2005, Health Card occupies approximately 1,500 square feet of space at 63 Manhorhaven Boulevard, Port Washington, New York, which is used as a pharmacy. The landlord for these premises is 61 Manorhaven Boulevard, LLC, of which Mr. Brodsky is the sole member. The current rent is $1,654 per month through August 31, 2002; the annual rent increases by 5% per year. Additional rent, in the form of certain expenses, is also payable.

Indebtedness of Management

     From time to time, Mr. Brodsky and certain of his affiliates (collectively the "Brodsky Affiliates") and other officers and directors and affiliates of Health Card have borrowed funds, or have incurred indebtedness in connection with the purchase of shares or for other reasons, from Health Card. The following table describes certain information relating to such indebtedness.

                                                              Largest Aggregate
                                                            Amount Owed by Debtor                Debt Owed
                                                              During Fiscal Year                   As Of
         Debtor                                               Ended June 30, 2001              June 30, 2001
         ------                                             ---------------------              -------------

P.W. Capital LLC (1)..........................                       $4,212,843                     $4,212,843
Port Charitable Foundation (2)................                           14,000                              0
Gerald Shapiro(3).............................                          338,250                        300,000
Sandata, Inc.(4)..............................                          527,603                        503,958
------------------

          (1) On June 1, 1998, Health Card assigned certain indebtedness aggregating $1,636,785 in principal and accrued interest, if any, from certain persons and entities, including Mr. Brodsky, to P.W. Capital, LLC, a company affiliated with Mr. Brodsky. On June 1, 1998, P.W. Capital executed a demand promissory note made payable to the order of Health Card in the principal amount of $4,254,785 with interest at the rate of 8.5% per annum, payable quarterly, such amount reflecting the assigned debt and amounts then owed by P.W. Capital to Health Card. On June 1, 1998, Mr. Brodsky executed an unconditional guaranty in favor of Health Card for the full and prompt payment to Health Card of all amounts payable under shares of common stock of Health Card and is without recourse to the maker. Such note was restructured by a new non-recourse promissory note dated July 31, 2000, made payable by P.W. Capital to the order of Health Card in the amount of $3,890,940. Such note is payable in annual installments of $400,000 consisting of principal and interest at the rate of 8 1/2% per annum on each of the first and second anniversary date, with the total remaining balance of principal and interest due and payable on July 31, 2003. The note is collateralized by 1,000,000 shares of $.001 par value common stock of Health Card. The first $400,000 payment due under the note as of July 31, 2001, was satisfied by offsetting an equal amount owed to Mr. Brodsky by the Company. Effective July 31, 2001, the interest rate on the note was changed to the prime rate in effect from time to time.

          (2) Port Charitable Foundation is a company affiliated with Hugh Freund and Carol Freund, who are husband and wife. Mr. Freund is an Executive Vice President, Secretary, Director and principal stockholder of Sandata.

          (3) Mr. Shapiro, Vice Chairman of the Board and Secretary of Health Card, is the Chairman of the Board and Treasurer of Mediclaim, Inc. The amount due includes principal and interest due under a non-recourse (except for interest) promissory note dated July 1, 1997 made payable by Mr. Shapiro to the order of Health Card in the original principal amount of $300,000, secured by a pledge of 383,534 shares of common stock of Health Card. Interest on such note, at the rate of 8.5% per annum, is payable quarterly. The principal amount of the note is payable five years from the date of the note. $63,750 of interest was paid by Mr. Shapiro during the fiscal year ended June 30, 2001.

          (4) As of June 30, 2001, Sandata owed Health Card $503,958 pursuant to a promissory note, dated May 31, 2000, in the original principal amount of $500,000 plus interest at the rate of 9-1/2%; interest on such note was payable quarterly and such note was paid in full on May 31, 2001. On June 9, 2001, Sandata again gave a promissory note to Health Card in the principal amount of $500,000, with interest at the rate of 7%, which was to have been due on June 8, 2002. The Note was paid on August 15, 2001. As of June 30, 2001, Sandata also owed Health Card $68,123 for pharmacy benefit services which has not yet been reimbursed.

     The Brodsky Revocable Trust has repaid certain of the indebtedness above to the extent of approximately $1,992,900 (representing 73% of the proceeds from the sale of shares by the Brodsky Trust pursuant to the Public Offering, net of underwriting discounts and commissions, a non-accountable expense allowance and a financial advisory fee payable to the representatives of the Public Offering). The net proceeds from the sale of shares by the Brodsky Trust were applied first 100% to amounts owed by Mr. Brodsky to Health Card and the balance to amounts owed by P.W. Capital to Health Card. In addition, Mr. Brodsky had agreed to pay in full, within one year of the consummation of the Public Offering, the remaining indebtedness owed by P.W. Capital, reflected in the above table, after application of the net proceeds from the sale of shares by the Brodsky Trust in the Public Offering. However, in July 2000, Health Card restructured such indebtedness with a new non-recourse promissory note dated July 31, 2000, and made payable by P.W. Capital to the order of Health Card in the amount of $3,890,940. Such note is payable in annual installments of $400,000 consisting of principal and interest at the rate of 8-1/2% per annum on each of the first and second anniversary date, with the total remaining balance of principal and interest due and payable on July 31, 2003. The first $400,000 payment due under the note as of July 31, 2001, was satisfied by offsetting an equal amount owed to Mr. Brodsky by the Company. Effective July 31, 2001, the interest rate on the note was changed to the prime rate in effect from time to time. In the event that P.W. Capital does not pay amounts due as and when required under this promissory note, Health Card's recourse will be to exercise its legal remedies with respect to the Health Card shares held by Health Card as collateral and pursue legal action against Mr. Brodsky under a related guaranty. Such note does not provide for default interest or penalties. Mr. Shapiro had orally agreed to pay in full the indebtedness reflected opposite his name in the above table within one year of the consummation of this offering. However, in July 2000, Health Card allowed Mr. Shapiro to comply with the payment schedule reflected in Footnote 3 to the table above. In the event that Mr. Shapiro does not pay amounts due as and when required under his July 1997 promissory note, Health Card's recourse will be to exercise its legal remedies with respect to the Health Card shares held by Health Card as collateral and pursue legal action against Mr. Shapiro for unpaid interest. Such note does not provide for default interest or penalties. It is not anticipated that additional advances to or on behalf of Mr. Brodsky or his affiliates will be permitted in the future, unless approved by a majority of Health Card's disinterested Directors.

SunStar Healthcare, Inc.

     SunStar Healthcare, Inc. ("SunStar") a Delaware corporation, was engaged in providing managed health care services in the state of Florida by operating an HMO. Its service territory covered 52 counties in central, northern and other parts of Florida, including the metropolitan areas of Tampa, Orlando, Jacksonville, and others. As of November 1, 1998, SunStar served approximately 57,000 enrolled plan members. On February 19, 1999, Mr. Brodsky, as trustee for the irrevocable trusts of each of his children, purchased for $250,000 (an aggregate of $1,000,000) preferred stock and warrants offered by SunStar. Effective May 1, 1999, Health Card began providing services to SunStar. On
February 1, 2000, Health Card was notified that SunStar was placed in receivership under the Department of Insurance of the State of Florida. There is an outstanding receivable from SunStar for the month of January, 2000 of approximately $1.2 million. Health Card has filed a claim for this amount with the Department of Insurance of the State of Florida. There is no guarantee that the full amount will be collected so Health Card has made an assessment of amounts that might be collected and has reserved for the difference. During the fiscal year ended June 30, 2000, Health Card billed SunStar approximately $10.5 million. There were no billings from Health Card to Sunstar during the fiscal year ended June 30, 2001. See Item 7 hereof.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1.       Financial Statements

                  The following consolidated financial statements of Health Card are included herein:

                  Independent Auditors' Reports                                                           F-2, F-3

                  Consolidated Balance Sheets as of June 30, 2000 and 2001                                F-4

                  Consolidated Statements of Income for each of the years ended
                  June 30, 1999, 2000 and 2001                                                            F-5

                  Consolidated Statements of Stockholders' Equity (Deficit) for each
                  of the years ended June 30, 1999, 2000 and 2001                                         F-6

                  Consolidated Statements of Cash Flows for each of the years ended
                  June 30, 1999, 2000 and 2001                                                            F-7

                  Notes to Consolidated Financial Statements                                              F-8

         2.       Financial Statement Schedules

                  Schedule II:  Valuation and Qualifying Accounts                                         S-1

         3.       Exhibits

Exhibit
Number            Description of Exhibit

3.1               Restated Certificate of Incorporation of Health Card (1)
3.2               Certificate of Amendment, filed May 25, 1999, to Certificate of Incorporation of
                  Health Card (1)
3.3               Restated Certificate of Incorporation of Health Card, as amended (2)
3.4               Amended and Restated By-Laws of Health Card (1)
4.1               Form of Specimen Common Stock Certificate (1)
4.2               Form of Warrant Agreement, including form of Representatives' Warrants (1)
10.1              Mail Service Provider Agreement, dated July 1, 1996, between Health Card and
                  Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.2              Amendment to Mail Service Provider Agreement, dated January 1, 1997, between
                  Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.3              Software License Agreement and Professional Service Agreement, dated February
                  18, 1998, between Health Card and Prospective Health, Inc. (1)
10.4              1999 Stock Option Plan(1)
10.5              Letter, dated January 31, 1996, from Health Card to Mary Casale (1)
10.6              Employee Covenant Agreement, dated June 15, 1998, between Health Card and Mary Casale (1)
10.7              Stock Option Agreement, dated July 1, 1997, between Bert Brodsky and Mary
                  Casale (1)
10.8              Letter, dated February 1, 2000, from Mary Casale to Bert E. Brodsky
10.9              Stock Option Agreement, dated February 1, 2000, between Health Card and
                  Mary Casale (4)
10.10             Letter, dated November 30, 1998, from Health Card to Marjorie O'Malley(1)
10.11             Employee Covenant Agreement, dated December 7, 1998, between Health
                  Card and Marjorie O'Malley(1)
10.12             Stock Option Agreement, dated December 7, 1998, between Bert Brodsky and
                  Marjorie O'Malley(1)
10.13             Letter, dated February 1, 2000, from Marjorie O'Malley to Bert E. Brodsky
10.14             Stock Option Agreement, dated February 1, 2000, between Health Card and
                  Marjorie O'Malley (4)
10.15             Letter, dated November 3, 1998, from Health Card to John Ciufo(1)
10.16             Confidentiality and Non-Disclosure Agreement, dated November 19, 1998, between Health Card and John Ciufo(1)
10.17             Stock Option Agreement, dated December 7, 1998, between Bert Brodsky and
                  John Ciufo(1)
10.18             Stock Option Agreement, dated August 3, 1999, between Health Card and
                  John Ciufo (4)
10.19             Letter, dated February 1, 2000, from John Ciufo to Bert E. Brodsky
10.20             Stock Option Agreement, dated February 1, 2000, between Health Card and
                  John Ciufo (4)
10.21             Employee Covenant Agreement, dated June 16, 1998, between Health Card and Ken Hammond(1)
10.22             Stock Option Agreement, dated August 3, 1999, between Health Card and Ken
                  Hammond (4)
10.23             Employee Covenant Agreement, dated June 1, 1998, between Health Card and
                  Linda Portney(1)
10.24             Employment Agreement, dated March 27, 2000, between Health Card and
                  David Gershen (4)
10.25             Stock Option Agreement, dated May 1, 2000, between Health Card and David
                  Gershen (4)
10.26             Employment Agreement, dated May 3, 2000, between Health Card and James
                  Bigl (4)
10.27             Stock Option Agreement, dated June 12, 2000, between Health Card and James
                  Bigl (4)
10.28             Stock Option Agreement, dated August 3, 1999, between Health Card and
                  Kenneth J. Daley (4)
10.29             Stock Option Agreement, dated August 3, 1999, between Health Card and
                  Gerald Angowitz (4)
10.31             Lease, dated January 1, 1996, between Sandata, Inc. and Health Card (1)
10.32             Assignment, dated November 1, 1996, from Sandata, Inc., to BFS Realty,
                  LLC(1)
10.33             First Amendment to BFS Realty, LLC Lease, dated June 1, 1998, between BFS
                  Realty, LLC and Health Card (1)
10.34             Second Amendment to BFS Realty, LLC Lease, dated April 1, 1999, between
                  BFS Realty, LLC and Health Card (1)
10.35             Lease, dated August 10, 1998, between 61 Manorhaven Boulevard, LLC and
                  Health Card(1)
10.36             Promissory Note, dated July 1, 1997, made payable by Bert
                  Brodsky to the order of Health Card in the original principal amount of $1,000,000(1)
10.37             Letter, dated June 3, 1999, from Bert Brodsky to Health Card (1)
10.38             Promissory Note, dated July 1, 1997, made payable by Gerald Shapiro to the order of Health Card in the original principal amount of $300,000(1)
10.39             Letter, dated June 3, 1999, from Gerald Shapiro to Health Card(1)
10.40             Promissory Note, dated June 1, 1998, made payable by P.W. Capital, LLC to the
                  Order of Health Card in the original principal amount of $4,254,785(1)
10.41             Agreement of Guaranty, dated June 1, 1998, by Bert E. Brodsky in favor of Health
                  Card(1)
10.42             Demand Promissory Note, dated January 2, 1999, made payable by P.W. Capital,
                  LLC to the order of Health Card, in the original principal amount of $90,100(1)
10.43             Promissory Note, dated July 31, 2000, made payable by P.W. Capital, LLC to the order of Health Card, in the amount of $3,890,940 (4)
10.44             Consulting Agreement, dated April 14, 1994, between P.W. Medical Management,
                  Inc. and Health Card (1)
10.45             Assignment, dated July 1, 1996, between P.W. Medical Management, Inc. and
                  P.W. Capital Corp.(1)
10.46             Letter, dated June 8, 1999, from P.W. Capital Corp. to Health Card(1)
10.47             Letter, dated June 9, 1999, from Bert E. Brodsky to Health Card(1)
10.48             Letter, dated June 8, 1999, from the Bert E. Brodsky Revocable Trust to Health
                  Card(1)
10.49             Letter agreement, dated June 30, 1999, between the Bert E. Brodsky Revocable
                  Trust and Health Card(1)
10.50             Employment Agreement, dated July 1, 1999, between Health Card and
                  Bert E. Brodsky(1)
10.51             Letter, dated June 8, 1999, from Bert E. Brodsky to Health Card(1)
10.52             Form of Lock-Up Agreement(1)
10.53             Acquisition and Merger Agreement, dated as of June 27, 2000, between
                  Health Card and Pharmacy Associates, Inc.(3)
10.54             Lease Agreement, dated March 4, 1996, between Pharmacy Associates, Inc. and
                  Executive Park Partnership
10.55             Amendment to Lease, dated November 2, 1998, between Pharmacy Associates, Inc.
                  and Executive Park Partnership
10.56             Amendment to Lease, dated November 19, 1998, between
                  Pharmacy Associates, Inc. and Executive Park Partnership
10.57             Lease Agreement, dated July 8, 1999, between Pharmacy Associates, Inc. and
                  Executive Park Partnership
10.58             Asset  Purchase  Agreement  dated as of March 5, 2001 among  National  Medical  Health Card Systems,
                  Inc., PMP Acquisition Corp., Provider Medical Pharmaceutical, LLC and members of PMP (5)
10.59             Master Grid Note made by National Medical Health Card Systems,  Inc. in favor of The Chase Manhattan
                  Bank (5)
10.60             Lease Agreement dated as of August 1, 2001,  between National Medical Health Card Systems,  Inc. and
                  BFS Realty, LLC
10.61             Employment  Agreement,  dated June 4, 2001,  between National Medical Health Card Systems,  Inc. and
                  Tery Baskin
10.62             Stock Option Agreement,  dated June 4, 2001, between National Medical Health Card Systems,  Inc. and
                  Tery Baskin
10.63             Stock Option Agreement,  dated June 12 2001, between National Medical Health Card Systems,  Inc. and
                  James Bigl
21                Subsidiaries of Health Card

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


          (4) Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2000.

          (5) Denotes document filed as an exhibit to Health Card's Form 8-K for an event dated March 5, 2001.

          (b)  Reports on Form 8-K

     A report on Form 8-K was filed by Health Card on June 22, 2001, regarding a change in auditors. See Item 9 hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
--------------------------------------------------------------------------------
                                  (Registrant)

By   /s/ Bert E. Brodsky
     ---------------------------------------------------------------------------
                            Bert E. Brodsky, Chairman
                           (Chairman of the Board and
                            Chief Executive Officer)

Date: September ___, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Bert E. Brodsky
   -----------------------------------------------------------------------------
         Bert E. Brodsky, Chairman, Chief Executive Officer,
         Principal Executive Officer

Date: September ___, 2001

By   /s/ Gerald Shapiro
  ------------------------------------------------------------------------------
         Gerald Shapiro, Vice Chairman of the Board, Secretary Director

Date: September ___, 2001

By   /s/ James Bigl
  ------------------------------------------------------------------------------
         James Bigl, President

Date: September ___, 2001

By   /s/ Gerald Angowitz
  ------------------------------------------------------------------------------
         Gerald Angowitz, Director

Date: September ___, 2001

By   /s/ Kenneth J. Daley
  ------------------------------------------------------------------------------
         Kenneth J. Daley, Director

Date: September ___, 2001

By   /s/ Paul J. Konigsberg
  ------------------------------------------------------------------------------
         Paul J. Konigsberg, Director

Date: September ___, 2001

By   /s/ Ronald L. Fish
  ------------------------------------------------------------------------------
         Ronald L. Fish, Director

Date: September ___, 2001

By   /s/ David Gershen
 ------------------------------------------------------------------------------
         David Gershen, Principal Financial and Accounting Officer

Date: September ___, 2001

                                                                                          NATIONAL MEDICAL HEALTH CARD
                                                                                        SYSTEMS, INC. AND SUBSIDIARIES

                                                                            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------------------------------------------------









Independent Auditors' Reports                                                                              F-2 - F-3


Consolidated Financial Statements:

   Balance Sheet                                                                                              F-4
   Statement of Income                                                                                        F-5
   Statement of Stockholders' Equity (Deficiency)                                                             F-6
   Statement of Cash Flows                                                                                    F-7
   Notes to Consolidated Financial Statements                                                              F-8 - F-27

INDEPENDENT AUDITORS REPORT


Board of Directors
National Medical Health Card Systems, Inc.


     We have audited the accompanying consolidated balance sheet of National Medical Health Card Systems, Inc. and Subsidiaries as of June 30, 2001 and the related consolidated statements of income, stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Medical Health Card Systems, Inc. and Subsidiaries as of June 30, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 31, 2001

Report of Independent Certified Public Accountants


Board of Directors
National Medical Health
  Card Systems, Inc. and Subsidiaries
Port Washington, New York


     We have audited the accompanying consolidated balance sheet of National Medical Health Card Systems, Inc. and Subsidiaries as of June 30, 2000, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the management of National Medical Health Card Systems, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Medical Health Card Systems, Inc. and Subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the years ended June 30, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.


BDO Seidman, LLP
Melville, New York

September 19, 2000



                                                                                          NATIONAL MEDICAL HEALTH CARD
                                                                                        SYSTEMS, INC. AND SUBSIDIARIES

                                                                                            CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------------------------------------------------

June 30,                                                                                     2000                 2001
----------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
  Cash and cash equivalents (including cash equivalent investments
   of $11,181,583 and $1,216,372, respectively)                                       $15,724,730          $12,474,945
  Accounts receivable, less allowance for possible losses of $726,551
   and $1,846,827, respectively                                                        13,409,219           30,081,118
  Rebates receivable                                                                    3,685,576            7,789,310
  Due from affiliates                                                                     903,958              986,827
  Deferred tax asset                                                                      409,000            1,102,932
  Other current assets                                                                    268,651            1,003,709
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                             34,401,134           53,438,841
Property, Equipment and Software Development Costs, net                                 6,424,170            8,583,890
Due from Affiliates                                                                     3,486,996            3,831,621
Customer Relationships, net of accumulated amortization of $39,027                      -                      265,973
Goodwill, net of accumulated amortization of $396,228                                   -                   12,943,502
Other Assets                                                                               51,318               45,737
----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                    $44,363,618          $79,109,564
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                                               $27,430,684          $57,645,563
  Current portion of capital lease obligations                                            456,437              542,094
  Loans payable - current                                                               -                      110,426
  Due to officer/stockholder                                                               60,000              541,630
  Due to affiliates                                                                       311,767              343,568
  Income taxes payable                                                                     11,991            -
  Other current liabilities                                                               100,036            1,345,533
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                        28,370,915           60,528,814
Capital Lease Obligations, less current portion                                         1,875,444            1,333,349
Long-term Loans Payable and Other Liabilities                                           -                       72,712
Deferred Tax Liability                                                                    692,000            1,702,470
----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                30,938,359           63,637,345
----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 9 and 13)

Stockholders' Equity:
  Preferred stock - $.10 par value; 10,000,000 shares authorized, none
   outstanding                                                                          -                    -
  Common stock - $.001 par value; 25,000,000 shares authorized, 6,912,496
   and 7,312,496 shares issued, respectively, and 6,721,496 and 7,121,496                   6,913                7,313
   outstanding, respectively
  Additional paid-in capital                                                           12,405,010           13,254,530
  Retained earnings                                                                     2,096,203            3,254,143
  Treasury stock at cost, 191,000 shares                                                 (743,767)            (743,767)
  Notes receivable - stockholders                                                        (339,100)            (300,000)
----------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                       13,425,259           15,472,219
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                      $44,363,618          $79,109,564
======================================================================================================================

See Notes to Consolidated Financial Statements

                                                                                      CONSOLIDATED STATEMENT OF INCOME
----------------------------------------------------------------------------------------------------------------------

Year ended June 30,                                                         1999              2000                2001
----------------------------------------------------------------------------------------------------------------------

Revenue                                                             $128,262,665      $167,675,627        $272,119,140

Cost of claims                                                       115,768,372       153,377,200         249,572,132
----------------------------------------------------------------------------------------------------------------------

Gross profit                                                          12,494,293        14,298,427          22,547,008

Selling, general and administrative expenses*                         10,171,314        12,357,819          21,423,140

----------------------------------------------------------------------------------------------------------------------
Operating income                                                       2,322,979         1,940,608           1,123,868
----------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Other income, net                                                      674,936           922,066             877,402
  Public offering costs                                                  (82,904)        -                   -

----------------------------------------------------------------------------------------------------------------------
                                                                         592,032           922,066             877,402
----------------------------------------------------------------------------------------------------------------------

Income before income taxes                                             2,915,011         2,862,674           2,001,270

Provision for income taxes                                               976,000         1,247,000             843,330

----------------------------------------------------------------------------------------------------------------------
Net income                                                        $    1,939,011    $    1,615,674      $    1,157,940
======================================================================================================================


Earnings per common share:
  Basic                                                           $         0.37     $         0.24      $        0.16

======================================================================================================================
  Diluted                                                         $         0.37     $         0.24      $        0.16
======================================================================================================================


Weighted-average number of common shares outstanding:
  Basic                                                                5,205,084          6,720,104          7,100,674

======================================================================================================================
  Diluted                                                              5,205,084          6,720,104          7,199,526
======================================================================================================================


* Includes amounts charged by affiliates aggregating              $    2,816,982    $     2,985,506     $    4,080,998
======================================================================================================================

See Notes to Consolidated Financial Statements

                                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
----------------------------------------------------------------------------------------------------------------------
                                                                                                     Retained
                                      Notes                                            Additional    Earnings
                                    Receivable    Preferred Stock     Common Stock      Paid-in   (Accumulated   Treasury Stock
                                   Stockholders   Shares  Amount     Shares   Amount    Capital      Deficit)    Shares   Amount
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998           $(1,453,900)     -        -     4,971,577  $4,972    $ 901,128   $(1,458,482)   -        -
Interest on notes receivable          (113,900)     -        -          -       -            -             -       -        -
Interest paid on notes receivable      171,700      -        -          -       -            -             -       -        -
Principal paid on notes receivable      40,000      -        -          -       -            -             -       -        -
Sale of stock                             -         -        -       340,919     341    1,999,659          -       -        -
Capital distributions, net of
 income taxes                             -         -        -          -       -         (32,214)         -       -        -
Net income                                -         -        -          -       -            -        1,939,011    -        -
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999            (1,356,100)     -        -     5,312,496   5,313    2,868,573       480,529    -        -
Sale of stock                               -       -        -     1,600,000   1,600    9,536,437          -       -        -
Stock purchase                              -       -        -          -       -            -             -     191,000  $(743,767)
Interest paid on notes receivable       49,583      -        -          -       -            -             -       -        -
Principal paid on notes receivable   1,000,000      -        -          -       -            -             -       -        -
Interest on notes receivable           (32,583)     -        -          -       -            -             -       -        -
Net income                                -         -        -          -       -            -        1,615,674    -        -
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000              (339,100)     -        -     6,912,496   6,913   12,405,010     2,096,203  191,000   (743,767)
Principal paid on notes receivable      64,600      -        -          -       -            -             -       -         -
Interest on notes receivable           (25,500)     -        -          -       -            -             -       -         -
Stock issued - PAI acquisition             -        -        -       400,000     400      849,520          -       -         -
Net income                                 -        -        -          -       -            -        1,157,940    -         -
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001          $   (300,000)     -        -     7,312,496  $7,313  $13,254,530   $ 3,254,143  191,000  $(743,767)
====================================================================================================================================

See Notes to Consolidated Financial Statements


                                                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------

Year ended June 30,                                                         1999              2000                2001
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                         $ 1,939,011      $  1,615,674       $   1,157,940
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                        772,389         1,299,984           2,584,923
    Bad debt expense and allowance for possible losses                   602,155           995,806             857,228
    Compensation expense accrued to officer/stockholder                  360,000            60,000             481,629
    Deferred income taxes                                                201,000           979,000             390,599
    Interest accrued on stockholders' loans                             (113,900)          (32,583)            (25,500)
    Changes in assets and liabilities, net of effects from
     purchases of PAI and PMP:
      (Increase) decrease in:
        Accounts receivable                                           (7,756,836)       (1,171,304)        (10,154,914)
        Rebates receivable                                            (1,238,918)        1,618,210          (1,304,171)
        Other current assets                                            (188,380)           26,451            (593,675)
        Due to/from affiliates                                            20,921          (250,875)           (345,693)
        Other assets                                                    -                -                      41,577
      Increase (decrease) in:
        Accounts payable and accrued expenses                          6,233,083         1,663,317          19,527,015
        Income taxes payable                                             644,608          (692,498)            (55,772)
        Other liabilities                                                 47,764           (16,508)             (2,224)
----------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                  1,522,897         6,094,674          12,558,962
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                (1,930,468)       (2,431,861)         (3,841,895)
  Loans (to)/from stockholders                                            10,774          (390,000)          -
  Disposal of capital assets                                            -                -                      30,500
  Acquisition of PAI, net of cash and cash equivalents
   acquired                                                             -                -                  (4,614,008)
  Acquisition of PMP, net of cash and cash equivalents
   acquired                                                             -                -                  (6,706,267)
  Repayment of note by stockholder                                        40,000         1,049,583           -
  Principal received on notes from stockholders                          171,700         -                      64,600
----------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                     (1,707,994)       (1,772,278)        (15,067,070)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Sale of common stock - net                                           2,000,000         9,538,037           -
  Capital distribution                                                   (54,214)        -                   -
  Proceeds from bank line of credit                                     -                -                   4,000,000
  Repayment of bank line of credit                                      -                -                  (4,000,000)
  Treasury stock                                                        -                 (743,767)          -
  Deferred offering costs                                               (242,826)        -                   -
  Repayment of debt and capital lease obligations                         (7,792)         (207,799)           (741,677)
----------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing
             activities                                                1,695,168         8,586,471            (741,677)
----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                   1,510,071        12,908,867          (3,249,785)

Cash and cash equivalents at beginning of year                         1,305,792         2,815,863          15,724,730
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $ 2,815,863       $15,724,730        $ 12,474,945
======================================================================================================================

See Notes to Consolidated Financial Statements

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


     National Medical Health Card Systems, Inc. (the "Company," "Health Card") provides comprehensive pharmacy benefit management services to plan sponsors, which include managed care organizations, local governments, unions, corporations and third party health care plan administrators through its network of licensed pharmacies throughout the United States. The Company's pharmacy benefit management services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail pharmacy claims management, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, disease information services, data access, reporting and information analysis, and physician profiling.

     The Company has historically entered into two types of arrangements for the payment of administrative fees: fee for service (per claim charges) and capitation (per plan participant per month charges). Under the fee for service arrangement, the Company is paid by the plans for their disbursements plus a set transaction fee. Under the capitation arrangement, the Company receives its fee based on the number of participants per month and pays for the cost of prescriptions filled and thus shares the risk of operating profit or loss with these plans. As of January 1, 2000, all services have been provided on a fee for service basis only.

     In October 1998, the Company acquired National Medical Health Card IPA, Inc. ("IPA"), which is an independent practice association under the laws of New York. This wholly owned subsidiary is an inactive company acquired from a relative of the principal stockholder for no consideration. The Company intends that IPA will be the contracting party with respect to any contracts with Health Maintenance Organizations or providers containing financial risk-sharing provisions. IPA is subject to the regulatory authority of the Department of Health and the laws, rules and regulations applicable to independent practice associations in New York. Activities conducted through June 30, 2001 included organization, planning and development of the IPA's activities and securing regulatory approvals.

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

     Currently, Specialty does not have any full-time employees. Specialty reimburses Health Card for the use of its employees on an as-needed basis.

     The consolidated financial statements include the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity date of three months or less from purchase date to be cash equivalents. These also include short-term, highly liquid municipal bonds with interest rates that are reset monthly which are readily convertible into cash at par value (cost). Cash equivalents at June 30, 2000 and 2001 include approximately $1,130,000 and $1,598,000, respectively, which are restricted as to their use as related to the maintenance of minimum cash balances in accordance with Ohio statute.

     Revenue  under  the fee for  service  arrangement  related  to the sales of prescription drugs by the Company's nationwide network of pharmacies is recognized when the claims are adjudicated. At the point-of-sale, the pharmacy claims are adjudicated using the Company's on-line processing system. Adjudication is the process by which the plan participant is checked for eligibility of coverage, the prescription is compared to the plan parameters established by the sponsor, the particular drug is reviewed for contraindications based upon the plan participant's drug history, age and sex, and the information is placed into a database available for reporting and query. The Company invoices plan sponsors and includes as revenue the Company's administrative fees and charges relating to pharmaceuticals dispensed by the Company's network of pharmacies. Revenue is reduced by the amount of rebates paid to the Company's sponsors. Cost of claims includes the amounts paid to the Company's network of pharmacies for pharmaceutical claims reduced by gross rebates received from drug manufacturers. The Company does not take possession or legal ownership of the pharmaceutical drugs dispensed by the pharmacy network. Although, in the past, the Company assumed the legal responsibility and financial risk of paying for dispensed pharmaceuticals whether or not the Company was paid by its sponsors, the Company's current agreements with the pharmacies specify that the pharmacies will be paid only after the Company is paid by its sponsors.

     Revenue under capitation arrangements is recognized monthly based on the number of participants, and costs under capitation agreements are recognized as incurred.

     Revenue for the years ended June 30, 1999, 2000 and 2001 was adjusted based on EITF 00-14, Accounting for Certain Sales Incentives - Coupons, Rebates and Discounts. The financial impact of this EITF is to reduce revenue by the amount of rebates to be paid to sponsors and reduce cost of claims by the gross amount of rebates received by the Company. Previously, the net difference between the gross amount received by the Company and the amount paid to sponsors was treated as a reduction in cost of claims with no change to revenue. The impact of this change was to reduce revenue by approximately $5,800,000, $4,600,000 and $5,900,000 for the years ended June 30, 1999, 2000 and 2001, respectively. These rebates are recognized when the Company is entitled to them in accordance with the terms of the Company's arrangements with drug manufacturers and third party rebate administrators and the Company's sponsors and when the amount of the rebates is determinable. The Company records the gross rebate receivable and the appropriate payable to the sponsors based on estimates, which are subject to final settlement. The estimates are based upon the claims submitted and the Company's rebate experience, and are adjusted as additional information becomes available. Currently some rebates are processed by a third party rebate administrator and the remaining rebates are submitted by Specialty directly to the drug manufacturers for reimbursement. For the years ended June 30, 1999, 2000 and 2001, net rebates recorded by the Company were approximately $2,542,000, $3,818,000 and $4,255,000, respectively.

     Property and equipment is recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the property and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful lives of the assets.

     The costs of software developed for internal use incurred during the preliminary project stage are expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post-implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives. During the years ended June 30, 2000 and 2001, approximately $1,179,000 and $870,000, respectively, in software development costs related to internal programming time were capitalized.

     Amortization of capitalized amounts commences on the date the software is placed into use and is computed using the straight-line method over the estimated economic life of the software, primarily five years. Amortization expense was approximately $460,000, $842,000 and $1,327,000 for the years ended June 30, 1999, 2000 and 2001, respectively.

     A significant portion of the Company's computer software for its reporting system was developed by a company affiliated by common ownership (see Note 4). The cost includes development of software programs and enhancements, which may either expand or modify existing programs which allows the Company to do customized reporting off its claims adjudication system. To the extent that the Company has capitalized certain amounts for software development and those amounts exceeded the cost incurred by the affiliate, this excess has been charged to stockholders' equity (deficiency) as a capital distribution.

     The Company accounts for deferred offering costs in accordance with SAB Topic 5:A. Accordingly, only specific incremental costs directly attributable to a proposed or actual offering are classified as deferred offering costs.

     The deferred offering costs in connection with the Company's Public Offering consummated on August 2, 1999 were capitalized and subsequently charged to equity upon consummation of the public offering (see Note 15).

     Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No such impairment existed through June 30, 2001.

     At each balance sheet, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) other material factors that affect the continuity of the business.

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

     Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share has been computed using the basic weighted-average shares of common stock issued plus outstanding stock options and warrants, and contingently issuable shares, in the periods in which such options and warrants, and contingently issuable shares have a dilutive effect.

     The Company may be subject to a concentration of credit risk with respect to its trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances to cover potential or anticipated losses for uncollectible accounts.

     Financial instruments which potentially subject the Company to concentrations of credit risk are cash balances deposited in financial institutions which exceed FDIC or SIPC insurance limits. Amounts on deposit with financial institutions which exceeded the FDIC or SIPC insurance limits at June 30, 2000 and 2001 were approximately $16,507,000 and $16,457,000, respectively.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the current nature of these instruments. The fair value of the loans due from stockholders and affiliates is difficult to estimate due to their related party nature. Certain amounts due to a stockholder represent accrued salary and bonuses and do not bear interest. Loans due from affiliates bear market interest rates; therefore, the Company believes that the carrying amount approximates fair value.

     For comparability, certain 1999 and 2000 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2001.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, Business Combinations and Goodwill and Other Intangibles, respectively. FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its financial position and operations.

2.  ACQUISITIONS:

     Pursuant to the terms of the Agreement and Plan of Merger between the Company and Pharmacy Associates, Inc. ("PAI"), dated July 20, 2000 (the "PAI Agreement"), the Company acquired PAI, a regional pharmacy benefit management company operating in Arkansas, Louisiana and Mississippi. Under the terms of the merger agreement, stockholders of PAI received an aggregate of $6,000,000 in cash and 400,000 shares of the Company's common stock, which was valued at $849,920 on the acquisition date. The acquisition was accounted for under the purchase method of accounting and the results of PAI's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $6,345,471, which consists of the following components: (i) customer relationships valued at $131,000 which will be amortized entirely over the first year, (ii) noncompete contracts valued at $44,400 which will be amortized over five years using the straight-line method of amortization, and
(iii) goodwill of $6,170,071 which will be amortized over 20 years using the straight-line method of amortization (see the last paragraph of Note 1). PAI stockholders may also receive additional consideration of up to $2,000,000 payable in a combination of cash and unregistered common stock over a two-year period if certain financial targets of PAI are met which will be accounted for as an addition to goodwill. The financial targets were achieved for the first year, so $750,000 in cash and $250,000 in Company stock (62,500 shares) was paid and issued on August 31, 2001.

     On March 5, 2001, the Company acquired substantially all of the assets, and certain of the liabilities, of Provider Medical Pharmaceutical, LLC ("PMP"), an Oklahoma limited liability company, pursuant to an Asset Purchase Agreement among the Company, a wholly owned subsidiary of the Company, PMP and the members of PMP. The assets acquired from PMP included, among other things, PMP's accounts receivable and intellectual property, PMP's rights under various contracts and the goodwill value of PMP's business.

     The purchase price for the assets consisted of (i) $4,000,000 in cash, (ii) the satisfaction by the Company of PMP's bank indebtedness of $1,255,035, and
(iii) cancelation of the $1,500,000 promissory note from PMP to the Company, dated January 16, 2001. Part of the cash portion of the purchase price was paid into an escrow account to provide security for the indemnification obligations of PMP and its members to the Purchaser. The acquisition was accounted for under the purchase method of accounting and the results of PMP's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $6,474,659 which consists of the following components: (i) customer relationships valued at $305,000 which will be amortized over 2.5 years using the straight-line method of amortization, and
(ii) goodwill of $6,169,659 which will be amortized over 20 years using the straight-line method of amortization (see the last paragraph of Note 1). The Company will be required to pay up to $1,000,000 of additional cash consideration if certain financial targets relating to PMP's business are met over the next three years, which will be accounted for as an addition to goodwill.

     The following summarized unaudited pro forma results of operations set forth below for the years ended June 30, 2000 and 2001 assume the PAI and PMP acquisitions had occurred as of the beginning of these periods:


 June 30,                                                       2000                 2001
------------------------------------------------------------------------------------------

 Revenue                                                $251,025,448         $292,529,319
 Net income                                                1,475,987              922,391
 Net income per common share:
   Basic                                                        0.21                 0.13
   Diluted                                                      0.21                 0.13
Pro forma weighted-average number of
 common shares outstanding:
   Basic                                                   7,120,104            7,121,496
   Diluted                                                 7,120,104            7,220,348
------------------------------------------------------------------------------------------

     This pro forma financial information is presented for information purposes only. The pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of the acquired entity and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.

3.  PROPERTY, EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS:

Property, equipment and software development costs consist of the following:
                                                                             Estimated
June 30,                                      2000              2001         Useful Life
----------------------------------------------------------------------------------------
Equipment                              $   999,757      $  2,840,824             5 years
Software                                 5,062,599         7,888,574             5 years
Leasehold improvements                     109,385           253,544       Term of lease
Automobile                                -                   44,102             5 years
Equipment acquired under
  capital leases                          2,537,730         2,537,730       5 to 8 years
----------------------------------------------------------------------------------------------------------------------
                                          8,709,471        13,564,774
 Accumulated depreciation
  and amortization                        2,285,301         4,980,884

----------------------------------------------------------------------------------------------------------------------
                                         $6,424,170      $  8,583,890
======================================================================================================================


     Accumulated   depreciation  on  equipment   acquired  under  capital  lease
obligations   was   $140,369  and  $501,139  as  of  June  30,  2000  and  2001,
respectively.

     Depreciation  and  amortization  expense for the years ended June 30, 1999,
2000  and  2001  was   approximately   $772,000,   $1,300,000  and   $2,028,000,
respectively.

4.  RELATED PARTY TRANSACTIONS:

     Due to affiliates represent trade payables for developed software, other software services, operating leases and maintenance costs.


     In  accordance  with SAB 48, the Company has recorded  amounts in excess of
affiliates'   costs  for   capitalized   software   development   as  a  capital
distribution, net of tax, as follows:


June 30,                                          1999              2000             2001
----------------------------------------------------------------------------------------------------------------------

 Software development                          $ 54,214         $     -           $     -
 Tax effect                                     (22,000)              -                 -
----------------------------------------------------------------------------------------------------------------------
 Net charge to stockholders' equity            $ 32,214         $     -           $     -
======================================================================================================================

     As of June 30, 2001, Sandata owed Health Card $503,958 pursuant to a promissory note, dated May 31, 2000, in the original principal amount of $500,000 plus interest at the rate of 9 1/2%; interest on such note was payable quarterly and such note was paid in full on May 31, 2001. On June 9, 2001, Sandata again gave a promissory note to Health Card in the principal amount of $500,000, with interest at the rate of 7%, which was to have been due on June 8, 2002. The note was paid in full on August 15, 2001. As of June 30, 2001, Sandata also owed Health Card $68,123 for pharmacy benefit services which has not yet been reimbursed.

     Due from affiliates also includes a note from another company affiliated by common ownership. As of June 30, 2001, the balance due from this affiliate including accrued interest was $4,212,843. Such amount bore interest at 8.5% per annum, payable quarterly. The note was collateralized by 1,022,758 shares of $.001 par value common stock of the Company registered in the name of the majority stockholder and was subject to the personal guarantee of the majority stockholder. Such note was restructured by a new nonrecourse promissory note dated July 31, 2000, made payable by the affiliate to the order of the Company in the amount of $3,890,940. Such note is payable in annual installments of $400,000 consisting of principal and interest at the rate of 8 1/2% per annum on each of the first and second anniversary dates, with the total remaining balance of principal and interest due and payable on July 31, 2003. The note is collateralized by 1,000,000 shares of $.001 par value common stock of the Company registered in the name of the majority stockholder and is subject to the personal guarantee of the majority stockholder. The first $400,000 payment due under the note as of July 31, 2001 was satisfied by offsetting an equal amount owed to the majority stockholder by the Company. Effective July 31, 2001, the interest rate on the note was changed to the prime rate in effect from time to time. For the years ended June 30, 1999, 2000 and 2001, the amount of interest income accrued was approximately $362,000, $314,000 and $340,000, respectively. Interest paid by the affiliate in December 1998 aggregated $183,000. Concurrent with the consummation of the Company's Public Offering, on August 2, 1999, a trust controlled by the Company's majority stockholder (the "Selling Stockholder") sold 400,000 shares of common stock from its holdings. The Company received approximately $1,993,000 from the sale by the Selling Stockholder of which approximately $1,043,000 was applied to amounts owed by the Selling Stockholder and the balance to amounts due from the affiliate (see Note 15).

     On January 2, 1999, another affiliate executed a noninterest-bearing note payable to the Company in the amount of approximately $90,000 to evidence advances to the affiliate in the same amount. Such advances were repaid during fiscal 2000.

     Certain  costs  paid  to  the  affiliates  were   capitalized  as  software
development costs. For the years ended June 30, 2000 and 2001, the amounts charged by affiliates and capitalized were approximately $493,000 and $844,000, respectively.

     The Company purchased computer equipment and furniture and fixtures from affiliates during the years ended June 30, 2000 and 2001 for approximately $182,000 and $433,000, respectively. The price of some of these assets included 20% purchasing, handling, consulting, set-up and other service fees.

     For the periods presented, certain general, administrative and other expenses reflected in the financial statements include allocations of certain corporate expenses from affiliates which take into consideration personnel, estimates of the time spent to provide services or other appropriate bases. These allocations include services and expenses for information systems maintenance, financial consulting, employee benefits administration, legal communications and other miscellaneous services.

     Management believes the foregoing allocations were made on a reasonable basis. Although these allocations do not necessarily represent the costs which would have been or may be incurred by the Company on a stand-alone basis, management believes that any variance in costs would not be material.

     General and administrative expenses related to transactions with affiliates included in the consolidated statement of income are:


Year ended June 30,                          1999              2000               2001
----------------------------------------------------------------------------------------------------------------------

Software maintenance and
related services and supplies (a)      $   770,396       $   977,032         $1,244,212
Management and consulting
fees (b)                                 1,524,451           923,048          1,293,814
Administrative, bookkeeping
services and supplies (c)                  237,307           694,581            893,494
Rent and utilities                         284,828           390,845            649,478

----------------------------------------------------------------------------------------------------------------------
                                        $2,816,982        $2,985,506         $4,080,998
======================================================================================================================

          (a) A company affiliated by common ownership provides a significant portion of the Company's software maintenance (Note 1), certain other software services, computer hardware under operating leases and maintains certain computer hardware.

          (b) The Company incurred fees to certain other affiliated companies for various management and consulting services.

          (c) A company affiliated by common ownership provides the Company with various administrative, legal and accounting services.

     Notes receivable - stockholders represents a loan to a stockholder to purchase the Company's stock. This note bears interest at 8.5% and has a repayment date of July 1, 2002. The Company has accrued approximately $422,000 of interest income from affiliates arising from this note and the two loans described above during the year ended June 30, 2001.

     For the years ended June 30, 2000 and 2001, the Company paid the annual premium of approximately $69,000 and $60,000, respectively, on behalf of Mr. Brodsky for a life insurance policy. The aggregate amount of premiums paid for such policy will be repaid to the Company upon the payment of the policy's benefits to the beneficiary.

     See Note 9 for information regarding leases with related parties.

5.  ACCOUNTS PAYABALE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:


June 30,                                                       2000                2001
----------------------------------------------------------------------------------------

Claims payable                                          $22,571,928          $46,615,563
Rebates payable to sponsors                               3,565,258            6,479,069
Other payables                                            1,293,498            4,550,931
----------------------------------------------------------------------------------------
                                                        $27,430,684          $57,645,563
========================================================================================

6.  CAPITAL LEASE OBLIGATIONS:

     The following is a schedule, by year, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at June 30, 2001.

Payments for the year ending June 30,

                 2002                       $   687,753
                 2003                           632,104
                 2004                           522,804
                 2005                           335,556
--------------------------------------------------------------------------------
Total minimum lease payments                  2,178,217
Less amount representing interest               302,774
--------------------------------------------------------------------------------
Present value of net minimum lease payments   1,875,443
Less current portion                            542,094
--------------------------------------------------------------------------------
Long-term lease obligations                  $1,333,349
================================================================================

7.  MAJOR CUSTOMERS AND PHARMACIES:

     For the year ended June 30, 1999, approximately 39%, 14% and 13% of revenue was from three plan sponsors. For the year ended June 30, 2000, approximately 27% and 12% of revenue was from two plan sponsors. For the year ended June 30, 2001, approximately 16% of the consolidated revenue of the Company was from one plan sponsor. Amounts due from these sponsors at June 2000 and 2001 approximated $3,859,000 and $1,936,000, respectively. The Company's arrangements with these plan sponsors generally are either oral, short-term, terminable by the sponsor or subject to continuing negotiation. The major sponsor during the year ended June 30, 2001 executed a two-year contract with the Company which runs through December 31, 2001.

     During the year ended June 30, 1999, the Company recorded approximately $500,000 of additional revenue when the amount of an adjustment under the provisions of one of its arrangements to adjust for the increased cost of drugs, primarily related to the prior year, became determinable, upon the Company receiving verbal acceptance of the calculations.

     During the years ended June 30, 2000 and 2001, the Company settled certain fees due from a major sponsor related to a capitation arrangement for calendar years 1997 through 1999. The impact of these settlements was to reduce revenue by $821,000 and $733,000, respectively. The calendar year 2000 and 2001 contract with this sponsor is no longer a capitation arrangement. During the year ended June 30, 2001, the Company also reached an agreement with a former major sponsor to settle amounts due. This settlement increased selling, general and administrative expenses by $588,000.

     For the years ended June 30, 1999, 2000 and 2001, approximately 43%, 44% and 26%, respectively, of the cost of claims were from two pharmacy chains. Amounts payable to these two pharmacy chains at June 30, 2000 and 2001 were approximately $9,608,000 and $10,493,000, respectively.

     As specified in one of its arrangements with a major sponsor, the Company has deposited with this sponsor an irrevocable standby letter of credit of $2,000,000 to ensure the fulfillment of certain obligations by the Company to the sponsor. As of June 30, 2001, no claims have been made under this letter of credit. The letter of credit expires on December 31, 2001 which shall be automatically extended through March 31, 2002 if the sponsor renews its contract with the Company.

8.  TAXES ON INCOME:

Provisions for federal and state income taxes consist of the following:

Year ended June 30,               1999           2000       2001
--------------------------------------------------------------------------------

Current:
 Federal                      $596,000    $   199,000   $363,918
 State                         179,000         69,000     88,813

--------------------------------------------------------------------------------
                               775,000        268,000    452,731
--------------------------------------------------------------------------------

Deferred:
 Federal                       135,000        727,000    323,911
 State                          66,000        252,000     66,688
--------------------------------------------------------------------------------
                               201,000        979,000    390,599
--------------------------------------------------------------------------------

                              $976,000     $1,247,000    $843,330
================================================================================

     In the year ended June 30, 1999, $22,000 of income tax benefits reduced the capital distribution in that year (see Note 4).

     Differences between the federal statutory rate and the Company's effective tax rate are as follows:

Year ended June 30,                              1999    2000    2001
--------------------------------------------------------------------------------

Statutory rate                                   34.0%   34.0%   34.0%
State taxes - net of federal taxes                5.4     7.4     5.1
Utilization of net operating loss carryforward   (7.3)      -       -
Permanent differences                             1.4     1.5     4.2
Other                                               -      .7    (1.2)

--------------------------------------------------------------------------------
                                                 33.5%   43.6%   42.1 %
================================================================================

     Deferred  income  tax  assets  (current  and  noncurrent)   resulting  from
temporary differences are as follows:

Year Ended June 30,                       2000                 2001
--------------------------------------------------------------------------------
Accounts receivable allowances        $309,000          $   757,200
Vacation expense accrual                43,000               72,414
Officer/stockholder bonus accrual       57,000              273,318

--------------------------------------------------------------------------------
                                      $409,000           $1,102,932
================================================================================

     Deferred income tax liabilities of $692,000 and $1,702,470 at June 30, 2000 and 2001, respectively, resulted from temporary differences in property and equipment.


9.  COMMITMENTS AND CONTINGENCIES:

     The Company currently occupies approximately 26,500 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Facility"). The Company subleases the Facility from BFS Realty, LLC, an affiliate of the Company's chairman (the "Affiliate"). The Affiliate leases the Facility from the Nassau County Industrial Development Agency, pursuant to a lease (the "Lease") which was entered into by that agency and the Affiliate in July 1994. The Lease expires in March 2005. The Affiliate has the right to become the owner of the Facility upon expiration of the Lease. The Affiliate subleases a portion of the Facility to the Company. The Company currently pays rent to the Affiliate in the amount of $336,780 per year, plus monthly expenses for maintenance, real estate taxes, utilities and the like. The rent increases 5% annually. The Affiliate also receives rent from other companies that occupy space in the Facility, some of which are affiliated with the Company's chairman. The Company believes that the Facility is adequate for current purposes. Leasehold improvements made to this space during the years ended June 30, 2000 and 2001 were approximately $37,000 and $142,000, respectively.

     In September 1998, the Company leased space for a pharmacy in Port Washington, New York, from a Company affiliated by common ownership under a seven-year agreement expiring August 31, 2005.

     Additionally, the Company leases office space through its subsidiary in Arkansas expiring in April 2002.

     Rent expense charged by affiliates including utilities for the years ended June 30, 1999, 2000 and 2001 under operating leases amounted to approximately $285,000, $391,000 and $564,000, respectively.

     Future minimum rent payments under the noncancelable operating leases with related and other parties at June 30, 2001 are as follows:

Year ending June 30,
                2002                   $   467,000
                2003                       374,000
                2004                       393,000
                2005                       412,000
                2006                       412,000
                Thereafter               2,409,000

--------------------------------------------------------------------------------
                                        $4,467,000
================================================================================

     Rent expense for the years ended June 30, 1999, 2000 and 2001 was approximately $274,000, $412,000 and $792,000, respectively.

     In February 1998, the Company entered into an agreement to purchase computer software products and professional services with an unrelated company. The agreement required the Company to pay an initial license fee of $400,000, of which $100,000 was paid upon signing and $25,000 was payable monthly through February 1999. The initial license fee of $400,000 has been capitalized and fully amortized as of June 30, 2001. In addition, if certain milestones are reached based on the number of processed claims, as defined, the license fee increases incrementally, up to an additional $500,000 over the term of the agreement. In February 1999 and again in February 2001, the Company met certain milestones, resulting in total additional license fees of $300,000. These amounts were capitalized and are being amortized over three years. The agreement also provides for the annual payment of 18% of the then current cumulative license fee, as defined, as a service maintenance fee which is expensed as incurred.

     An action was commenced against Health Card on December 8, 1998 by the West Contra Costa Unified School District (the "School District") and an individual plaintiff in the State of California. The case was subsequently moved to Federal court. The complaint alleged, among other things, that the parties entered into a contract in November 1996, and that Health Card unilaterally terminated the contract on December 16, 1996. The complaint further alleged that the termination resulted in the School District incurring approximately $150,000 in costs and $867,000 in expenses to obtain coverage from December 1996 until October 1997. The complaint also sought treble damages. While settlement documents are currently being finalized, the parties have reached an agreement that contemplates Health Card paying to the plaintiffs an amount that is significantly lower than the amount of costs and expenses claimed, and funding a part of the plaintiffs' litigation against another defendant. The proceeds of any settlement with or verdict against such defendant will be divided between Health Card and the School District. Although, the settlement papers have not been finalized, Health Card believes that these terms will be the crux of the agreement.

     The Company entered into an employment agreement with the majority stockholder effective July 1, 1999. Pursuant to this agreement, the majority stockholder has agreed to serve as chairman of the board of directors at an annual salary of $200,000, subject to adjustment by the board of directors. As of July 1, 2001, this amount was increased to $425,000. The agreement terminates on July 1, 2002, unless terminated by the Company for cause, or in the event the stockholder becomes permanently disabled. The agreement provides for certain fringe benefits payable to or on behalf of the majority stockholder, such as the use of an automobile. In addition, the agreement provides for certain termination benefits payable to the majority stockholder which, depending upon the reason for termination, can be equal to up to two years' salary.

     The Company has an employment arrangement with its senior vice president of sales and marketing who is entitled to commissions of 3% of gross margins generated from direct accounts sold and 1% of gross margins generated from accounts sold by salespeople under his management.

     The  Company  entered  into an  employment  agreement  with  its  president effective  June 12,  2000.  Pursuant  to this  agreement,  an  annual  salary of
$188,000,  in  addition to (i) a $25,000  signing  bonus upon  execution  of the agreement and (ii) the ability to participate in the bonus pool for senior executives has been specified. The agreement also provides for certain termination benefits which, depending upon the reason for termination, can equal up to one year of salary. In connection with the employment agreement, the Company granted an incentive stock option to purchase 100,000 shares of common stock at $5.00 per share. Such option vests over a three-year period commencing on June 12, 2001. The option expires June 12, 2005. On June 12, 2001, Health Card increased the annual compensation paid to Mr. Bigl to $213,000 plus $12,000 in nonaccountable expenses annually. On June 12, 2001, Health Card granted to Mr. Bigl an incentive stock option to purchase 20,000 shares of common stock at $3.00 per share. Such option vests over a four-year period commencing June 12, 2002. The option expires on June 12, 2006.

     The Company entered into an employment agreement with its chief financial officer and treasurer effective May 1, 2000. Pursuant to this agreement, an annual salary of $150,000, in addition to (i) a $25,000 bonus upon the completion of one full year of employment with the Company and (ii) the ability to participate in the bonus pool for senior executives has been specified. The agreement also provides for certain termination benefits which, depending upon the reason for termination, including but not limited to a change of control, can equal up to one year of salary. In connection with the employment agreement, the Company granted 35,000 incentive stock options to purchase shares of common stock at $5.00 per share. Such option vests over a three-year period commencing on May 1, 2001. The option expires on May 1, 2005. On May 1, 2001, Mr. Gershen's annual base salary was increased to $185,000.

     In connection with the PAI acquisition, Tery Baskin entered into an employment agreement with PAI, pursuant to which Mr. Baskin agreed to serve as PAI's senior vice president at an annual salary of $130,000 in addition to (i) a 1% commission on all claims adjudicated by PAI and (ii) the ability to participate in the bonus pool for senior executives. In connection with the employment agreement, Health Card granted incentive stock options to Mr. Baskin to purchase 40,000 shares of common stock at $4.00 per share. See Item 1, Description of Business, for a detailed description of the PAI acquisition.

     Health Card entered into an employment agreement with Tery Baskin effective June 4, 2001 to serve as chief operating officer, at an annual salary of $150,000, in addition to the ability to participate in the bonus pool for senior executives. In connection with the employment agreement, Health Card granted to Mr. Baskin an option to purchase 15,000 shares of common stock at $5.00 per share.

     The Company has a $4,000,000 revolving line of credit with a bank. The line bears interest at the bank's prime rate plus 1% and expires on December 31, 2001. As of June 30, 2001, there are no amounts due under this line.

10.  STOCK OPTIONS AND WARRANTS:

     During the years ended June 30, 2000 and 2001, the Company granted incentive stock options under the 1999 Stock Option Plan (the "Plan"). The total number of shares of common stock reserved by the Company for issuance under the Plan is 1,650,000 plus an indeterminable number of shares of common stock issuable upon the exercise of "reload options." There are no options outstanding that contain the "reload" provision. Shares issuable pursuant to options granted under the Plan as of June 30, 2001 equal 1,243,284. Stock options outstanding have a life of from 4 to 6 years, as defined in Section 422 of the Internal Revenue Code. Incentive options may not be granted for a price less than 100% of the fair market value of the common stock as of the date of the grant or 110% in the case of an individual who owns more than 10% of the combined voting power of all classes of stock of the Company.

     The following tables summarize information about stock option activity for the years ended June 30, 1999, 2000 and 2001:

--------------------------------------------------------------------------------
                                                          Weighted-
                                                          average
                                                          Exercise
                                             Number of    Price per
                                              Options      Share

Shares under option at June 30, 1998         255,689      $5.87
Granted                                       89,491       5.87
--------------------------------------------------------------------------------
Shares under option at June 30, 1999         345,180       5.87
Canceled                                    (345,180)      5.87
Granted                                      656,469       5.98
--------------------------------------------------------------------------------
Shares under option at June 30, 2000         656,469       5.98
Canceled                                    (251,127)      6.23
Granted                                      837,942       2.92
--------------------------------------------------------------------------------
Shares under option at June 30, 2001       1,243,284      $3.87
================================================================================

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value method prescribed in SFAS No. 123. Had compensation expense been recorded under the provisions of SFAS No. 123, the impact on the Company's net earnings and earnings per share would have been:

Year ended June 30,                  1999          2000           2001
--------------------------------------------------------------------------------

Reported net income            $1,939,011     $1,615,674     $1,157,940
Pro forma compensation
 expense                          (67,145)      (236,664)      (320,241)
--------------------------------------------------------------------------------
Pro forma net income           $1,871,866     $1,379,010     $  837,699
================================================================================

Pro forma earnings per share:
 Basic and diluted             $      .36     $      .21     $      .12
================================================================================

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants in the years ended June 30, 1999, 2000 and 2001: no dividend yield in 2001 and a dividend yield of 0.008% in 1999 and 2000; risk-free interest rate ranges from 4.2% to 6.8%; an expected life of options for 4.3, 5.0, and 5.0 years, respectively; and a volatility of .1%, 45.6% and 90.8%, respectively, for all grants. The weighted-average value of options granted is $.87, $1.09 and $.96 for the years ended June 30, 1999, 2000 and 2001, respectively.

     The following table summarizes information about stock options outstanding at June 30, 2001:

                    Outstanding                                    Exercisable
--------------------------------------------------------------------------------------
                                   Weighted-     Weighted-                  Weighted-
                                    average       average                    average
 Option            Number         Remaining      Exercise       Number      Exercise
Price Range       of Shares         Life           Price       of Shares      Price
--------------------------------------------------------------------------------------

$1.67 to $6.00    1,051,152      4.48 years        $3.21        324,943         $4.04
$7.50               192,132      3.63 years        $7.50         74,940         $7.50

--------------------------------------------------------------------------------------
$1.67 to $7.50    1,243,284      4.35 years        $3.87        399,883         $4.69
======================================================================================

     The Company granted the underwriters of the Public Offering 200,000 warrants for nominal consideration. The warrants entitle the underwriters to purchase 200,000 shares of common stock from the Company at $9.00 per share. The warrants are exercisable for four years commencing on July 29, 2000.

11.  2000 RESTRICTED STOCK GRANT PLAN:

     On October 16, 2000, the board of directors approved the adoption of the Company's 2000 Restricted Stock Grant Plan (the "Stock Grant Plan"). The Stock Grant Plan was subsequently adopted by the shareholders at the Company's annual meeting on November 20, 2000. The Stock Grant Plan provides for the issuance of shares that are subject to both standard restrictions on the sale or transfer of such shares (e.g., the standard seven-year vesting schedule set forth in the Stock Grant Plan) and/or restrictions that the board may impose, such as restrictions relating to length of service, corporate performance or other restrictions. As of June 30, 2001, no grants had been made under the Stock Grant Plan and, therefore, no shares had vested under it. There are 700,000 shares of common stock reserved for issuance in connection with grants made under the Stock Grant Plan.

12.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information is as follows:


Year Ended June 30,               1999              2000              2001
--------------------------------------------------------------------------------

Cash paid:
Interest                    $       250      $     98,496        $   236,132
Income taxes                    131,827           960,498          1,287,287

Noncash investing and
 financing activities:
 Capital lease obligations
 were incurred for computer
 equipment and software            -            2,537,730              -
Issuance of common stock
 in connection with the
 acquisition of PAI                -                 -              849,920
--------------------------------------------------------------------------------

13.  EMPLOYEE BENEFIT PLAN:

     Effective June 1, 1998, the Company adopted a 401(k) plan covering substantially all employees. Participants may elect to contribute to the plan a minimum of 1% to a maximum of 18% of their annual compensation, not to exceed a dollar limit set by law. Annually, the Company will determine a discretionary matching contribution equal to a percentage of each participant's contribution. Contributions made by the Company for the years ended June 30, 2000 and 2001 were approximately $18,000 and $51,000, respectively.

     PAI also had a 401(k) plan covering substantially all employees. This plan was kept in effect at the time of the acquisition, and remains in effect as of today. The plan will be merged into the Company plan by December 31, 2001. Participants in the PAI plan may elect to contribute to the plan a minimum of 1% to a maximum of 18% of their annual compensation, not to exceed a dollar limit set by law. There is a mandatory company match which is funded monthly equal to 2.5% of eligible members' salaries. There is also an additional discretionary annual match. Contributions made by PAI from July 20, 2000 through June 30, 2001 were approximately $58,000.

14.  EARNINGS PER SHARE:

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:

Year ended June 30,                             1999         2000          2001
--------------------------------------------------------------------------------
Basic                                      5,205,084     6,720,104     7,100,674
Effect of assumed conversion
  of employee stock options                     -               -         65,406

Contingently issuable shares (see Note 2)       -               -         33,446

--------------------------------------------------------------------------------
Diluted                                    5,205,084     6,720,104     7,199,526
================================================================================

     Outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted earnings per share because they were antidilutive (see Note 10). These options were as follows:

Year ended June 30,                 1999         2000         2001
--------------------------------------------------------------------------------

Number of options and warrants   345,180      856,469      866,284
================================================================================

Weighted-average exercise price   $ 5.87       $ 6.69       $ 5.22
================================================================================

15.  PUBLIC OFFERING:

     The registration statement for the Company's Public Offering became effective on July 28, 1999. The Company consummated the Public Offering on August 2, 1999 and issued 1,600,000 shares of common stock at an offering price of $7.50 per share. In addition, the underwriters were granted an overallotment option by the Company to buy 300,000 shares of common stock at $7.50 per share exercisable by September 11, 1999. The underwriters did not exercise this option. Concurrent with the Public Offering, the Selling Stockholder sold 400,000 shares of common stock from its holdings at $7.50 per share. The Company received gross proceeds of $12,883,100 representing payment for the sale of the 1,600,000 shares, plus 73% of the proceeds from the sale of the 400,000 shares by the Selling Stockholder for repayment of $1,992,900 of indebtedness by the Selling Stockholder in the amount of $1,042,500 and the balance to amounts owed by affiliates of the Selling Stockholder to the Company. Such proceeds were reduced by underwriting discounts and commissions, a nonaccountable expense allowance and a financial advisory fee paid to the underwriters plus certain fees and expenses paid by the Company.


                                                                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------------------------------------------------

16.      QUARTERLY FINANCIAL DATA (UNAUDITED):

          (In thousands, except per share amounts)         FY 2001                                       FY 2000
------------------------------------------------------------------------------------------------------------------------------------
Quarters ended                             6/30        3/31       12/31        9/30        6/30        3/31       12/31         9/30
------------------------------------------------------------------------------------------------------------------------------------

Revenue (as originally reported)        $79,452     $72,374     $65,594     $57,008     $42,985     $44,055     $45,747      $39,527

Revenue                                  79,452      72,374      64,429      55,864      41,410      43,090      44,650       38,526

Income before income taxes                  507         547         440         507          56         919         892          996

Net income                                  415         277         225         241           1         529         532          554

Earnings per common share:
  Basic                                     .06         .04         .03         .03        (.01)        .08         .08          .09
  Diluted                                   .06         .04         .03         .03        (.01)        .08         .08          .09

Cash dividends declared per common share

Common share prices:
  High                                     3.49        3.13        2.25        3.25        3.38        5.25        5.63         7.75
  Low                                      2.90        1.31        1.16        1.88        1.75        2.81        2.75         4.81


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
 FINANCIAL STATEMENT SCHEDULE



Board of Directors
National Medical Health Card Systems, Inc.


     The audit referred to in our report to the board of directors of National Medical Health Card Systems, Inc. and Subsidiaries, dated August 31, 2001, relating to the consolidated financial statements of National Medical Health Card Systems, Inc. and Subsidiaries, included the audit of the schedule listed under Item 14 of Form 10-K for the year ended June 30, 2001. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 31, 2001

Report of Independent Certified Public Accountants on Financial Statement
Schedule


     The audits referred to in our report to the Board of Directors of National Medical Health Card Systems, Inc. and Subsidiaries, dated September 19, 2000, relating to the consolidated financial statements of National Medical Health Card Systems, Inc. and Subsidiaries, included the audit of the schedule listed under Item 14 of Form 10-K for the years ended June 30, 2000 and 1999. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP
Melville, New York

September 19, 2000


                                                                                SUPPLEMENTARY INFORMATION

                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
----------------------------------------------------------------------------------------------------------------------

                                                        Additions
                                       Balance at       Charged to                                            Balance
                                        Beginning        Costs and                          Other             at End
Description                             of Period       Expense (a)     Write-offs         Changes           of Period
----------------------------------------------------------------------------------------------------------------------

Reserves and allowances deducted from asset accounts:

  Allowance for possible
   losses

  Year ended June 30, 1999                $244,189        $602,155                 -             -         $   846,344
  Year ended June 30, 2000                 846,344         995,806        $1,115,599             -             726,551
  Year ended June 30, 2001                 726,551         942,417            96,166      $274,025 (b)       1,846,827

(a) Charged to bad debts.
(b) Opening reserve balances of acquisitions.
