Form 10-Q
period 2001-09-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2001-11-13
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     (Mark  One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

     For    the     quarterly     period     ended     September     30,    2001
                                                       -------------------------
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to
                               -----------------------    ----------------------

                        Commission file number 000-26749

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        New York                                         11-2581812
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

 26 Harbor Park Drive, Port Washington, NY                       11050
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code            (516) 626-0007
                                                   -----------------------------



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

Yes        X                    No
    ----------------               -------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                             No
     -------------                 -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's Common Stock, as of November 8, 2001 was 7,183,996 shares.

                                      INDEX

Page

PART I        -   FINANCIAL INFORMATION

ITEM 1        -   CONDENSED FINANCIAL STATEMENTS:                            3

                  CONSOLIDATED BALANCE SHEET as of June 30, 2001             3
                  and September 30, 2001 (unaudited)

                  CONSOLIDATED STATEMENT OF INCOME (unaudited)               4
                  for the three months ended September 30, 2000 and 2001

                  CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)           5
                  for the three months ended September 30, 2000 and 2001

                  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       6

ITEM 2        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         13
                  CONDITION AND RESULTS OF OPERATIONS

ITEM 3        -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT            17
                  MARKET RISK

PART II       -   OTHER INFORMATION                                         18

ITEM 1        -   LEGAL PROCEEDINGS                                         18

ITEM 2        -   CHANGES IN SECURITIES AND USE OF PROCEEDS                 18

ITEM 3        -   DEFAULTS UPON SENIOR SECURITIES                           19

ITEM 4        -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       19

ITEM 5        -   OTHER INFORMATION                                         19

ITEM 6        -   EXHIBITS AND REPORTS ON FORM 8-K                          19

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES


  CONSOLIDATED BALANCE SHEET

                                                                                    June 30         September 30,
                                                                                     2001             2001
                                                                                                    (Unaudited)
Assets
Current:

Cash and cash equivalents (including cash equivalent investments of $1,216,000      $ 12,474,945    $ 5,937,890
     and $1,231,000)
Accounts receivable, less allowance for possible losses of $1,846,827                 30,081,118     33,026,497
     and $2,231,015
Rebates receivable                                                                     7,789,310      7,435,368
Due from affiliates                                                                      986,827        418,111
Deferred tax asset                                                                     1,102,932      1,283,327
Other current assets                                                                   1,003,709        992,837
---------------------------------------------------------------------------------------------------------------
     Total current assets                                                             53,438,841     49,094,030
  Property, equipment and software development costs, net                              8,583,890      9,044,404
  Due from affiliates                                                                  3,831,621      3,496,443
  Customer relationships, net of accumulated amortization of $39,027 and $69,528         265,973        235,472
  Goodwill                                                                            12,943,502     12,943,502
  Deferred tax asset                                                                           -         27,691
  Other Assets                                                                            45,737         45,446
------------------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                   $ 79,109,564    $74,886,988
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
  Current Liabilities:
  Accounts payable and accrued expenses                                             $ 57,645,563    $53,343,478
  Current portion of capital lease obligations                                           542,094        546,672
  Loans payable-current                                                                  110,426         29,077
  Due to officer/stockholder                                                             541,630        276,633
  Due to affiliates                                                                      343,568         10,318
  Income taxes payable                                                                         -        453,031
  Other current liabilities                                                            1,345,533        398,986
------------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                        60,528,814     55,058,195
  Capital lease obligations, less current portion                                      1,333,349      1,197,697
  Long term loans payable and other liabilities                                           72,712         47,300
  Deferred tax liability                                                               1,702,470      1,876,835
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                63,637,345     58,180,027
------------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' equity:
  Preferred stock $.10 par value; 10,000,000 shares authorized, none outstanding               -              -
  Common Stock, $.001 par value, 25,000,000 shares authorized, 7,312,496 and               7,313          7,376
    7,374,996 shares issued and 7,121,496 and 7,183,996 outstanding
  Additional paid-in-capital                                                          13,254,530     13,504,467
  Retained earnings                                                                    3,254,143      4,243,135
  Treasury stock at cost, 191,000 shares                                                (743,767)      (743,767)
  Notes receivable - stockholders                                                       (300,000)      (304,250)
------------------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                       15,472,219     16,706,961
------------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                                     $ 79,109,564    $74,886,988
------------------------------------------------------------------------------------------------------------------------------------

      See accompanying condensed notes to consolidated financial statements

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                       Three months ended
                                                          September 30,
                                                         2000              2001
                                                         ----              ----

Revenues                                               $55,864,164       $80,644,702
Cost of claims                                          51,267,049        73,391,879
----------------------------------------------------------------------------------------------

Gross Profit                                             4,597,115         7,252,823

Selling, general and administrative expenses*            4,303,425         5,982,441
----------------------------------------------------------------------------------------------

Operating income                                           293,690         1,270,382

Other income, net                                          213,640           135,889
----------------------------------------------------------------------------------------------

Income before income taxes                                 507,330         1,406,271
Provision for income taxes                                 266,000           417,279
----------------------------------------------------------------------------------------------

Net Income                                               $ 241,330         $ 988,992
----------------------------------------------------------------------------------------------

Earnings per common share:
    Basic                                                   $ 0.03            $ 0.14
----------------------------------------------------------------------------------------------
    Diluted                                                 $ 0.03            $ 0.13
----------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding:
    Basic                                                7,038,887         7,143,235
--------------------------------------------------------------------------------------------
    Diluted                                              7,038,887         7,473,537
--------------------------------------------------------------------------------------------


* Includes amounts charged by affiliates aggregating:    $ 959,299         $ 830,548
--------------------------------------------------------------------------------------------

      See accompanying condensed notes to consolidated financial statements

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Three months ended
                                                                                                    September 30,
                                                                                             2000                     2001
                                                                                             ----                     ----
Cash flows from operating activities:
              Net income                                                                  $  241,330                $ 988,992
              Adjustments to reconcile net income to net cash used in operating activities:
              Depreciation and amortization                                                  567,729                  685,225
              Loss on disposal of capital assets                                                   -                    8,709
              Bad debt expense and allowance for possible losses                             181,990                  384,188
              Compensation expense accrued to officer/stockholder                            110,380                 (264,997)
              Deferred income taxes                                                         (130,317)                 (33,721)
              Interest accrued on stockholders' loans                                         (6,375)                  (4,250)
              Changes in assets and liabilities:
                (Increase) decrease in:
                 Accounts receivable                                                      (2,933,428)              (3,329,567)
                 Rebates receivable                                                          (47,113)                 353,942
                 Other current assets                                                        (94,533)                   3,832
                 Due to/from affiliates                                                     (100,290)                 570,643
                 Other assets                                                                 46,998                   (1,929)
                Increase (decrease) in:
                 Accounts payable and accrued expenses                                      (319,637)              (4,302,083)
                 Income taxes payable                                                        265,493                  453,031
                 Other liabilities                                                            45,151                 (696,547)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                     (2,172,622)              (5,184,532)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
                Capital expenditures                                                        (850,352)              (1,115,687)
                 Proceeds from disposal of capital assets                                          -                    1,000
                Acquisition of PAI, net of cash acquired                                  (4,487,006)                       -
                Interest received on notes from stockholders                                  39,100                        -
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (5,298,258)              (1,114,687)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
                Repayment of debt and capital lease obligations                             (120,562)                (237,836)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                       (120,562)                (237,836)
----------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                 (7,591,442)              (6,537,055)
Cash and cash equivalents at beginning of period                                          15,724,730               12,474,945
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $ 8,133,288               $5,937,890
----------------------------------------------------------------------------------------------------------------------------------

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

     The  accompanying  unaudited  consolidated  financial  statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the September 30, 2001 and 2000 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended June 30, 2001. The results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

     Certain amounts in the prior period have been reclassified to conform to the current period presentation (See Note 8). For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K, for the year ended June 30, 2001 (the "Annual Report").

     2. BUSINESS ACQUISITIONS

     Pursuant to the terms of the Agreement and Plan of Merger between the Company and PAI, dated July 20, 2000 (the "PAI Agreement"), the Company acquired PAI, a regional pharmacy benefit management company operating in Arkansas, Louisiana, and Mississippi. Under the terms of the merger agreement, stockholders of PAI received an aggregate of $6 million in cash and 400,000 shares of the Company's Common Stock, which was valued at $849,920 on the acquisition date. The acquisition was accounted for under the purchase method of accounting and the results of PAI's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $6,345,471, which consists of the following components: (i) customer relationships valued at $131,000; which will be amortized entirely over the first year; (ii) non-compete contracts valued at $44,400, which will be amortized over five (5) years using the straight-line method of amortization; and (iii) goodwill of $6,170,071. PAI stockholders may also receive additional consideration of up to $2 million payable in a combination of cash and unregistered Common Stock over a two-year period if certain financial targets of PAI are met which will be accounted for as an addition to goodwill. The financial targets were achieved for the first year, so $750,000 in cash and $250,000 in Common Stock (62,500 shares) was paid and issued in August, 2001.

     On March 5, 2001, the Company acquired through its wholly owned subsidiary, Interchange PMP, Inc. substantially all of the assets and certain of the liabilities of Provider Medical Pharmaceutical, LLC ("PMP"), an Oklahoma limited liability company, pursuant to an Asset Purchase Agreement among the Company, PMP and the members of PMP. The assets acquired from PMP included, among other things, PMP's accounts receivable and intellectual property, PMP's rights under various contracts and the goodwill value of PMP's business.

     The purchase  price for the assets  consisted  of: (i)  $4,000,000 in cash,
(ii) the satisfaction by the Company of PMP's bank indebtedness of $1,255,035, and (iii) cancellation of the $1,500,000 promissory note from PMP to the Company, dated January 16, 2001. Part of the cash portion of the purchase price was paid into an escrow account to provide security for the indemnification obligations of PMP and its members to the Purchaser. The acquisition was accounted for under the purchase method of accounting and the results of PMP's operations were included in the consolidated financial statements, commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $6,474,659, which consists of the following components: (i) customer relationships valued at $305,000, which will be amortized over 2.5 years using the straight-line method of amortization; and
(ii) goodwill of $6,169,659. The Company will be required to pay up to $1,000,000 of additional cash consideration if certain financial targets relating to PMP's business are met over the next three years, which will be accounted for as an addition to goodwill.

     The summarized unaudited pro forma results of operations are set forth below for the three months ended September 30, 2000 assuming the PAI and PMP acquisitions had occurred as of the beginning of the period.

                                                        Three Months Ended
                                                        September 30, 2000
                                                        ------------------
Revenues                                                $ 65,144,224
Net income                                                 $ 493,826
Net income per common share:
  Basic                                                        $0.07
  Diluted                                                      $0.07
Pro  forma  weighted  average  number  of
common  shares outstanding:
  Basic                                                    7,038,887
  Diluted                                                  7,038,887

     Pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of the acquired entity and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.

     3. STOCK OPTIONS

     During the three months ended September 30, 2001, the Company granted 30,612 stock options under the 1999 Stock Option Plan (the "Plan"). The total number of shares of common stock reserved by the Company for issuance under the Plan is 1,650,000 plus an indeterminable number of shares of common stock issuable upon the exercise of "reload options." There are no options outstanding that contain the "reload" provision. Shares issuable pursuant to options granted under the Plan as of September 30, 2001 equal 1,243,838.

     During the three months ended September 30, 2001, the total number of incentive options granted under the Plan, net of incentive options forfeited during the same period, were 21,862. The options are exercisable at prices ranging from $3.50 to $7.50 and terminate between four and six years from the grant date. Of the 1,124,838 incentive options granted to date, 561,000 are currently in the money, with exercise prices lower than the current stock price, and of these, 111,010 are currently exercisable. None of these options have been exercised to date. The Company has also granted to date nonstatutory options to its outside Directors (104,000) and the majority shareholder of PMP (15,000) under the Plan to purchase up to an aggregate of 119,000 shares of Common Stock at prices ranging from $1.67 to $6.00 per share. These options terminate after five years. Of these, 44,000 are currently in the money, and 35,080 are currently exercisable; the balance are exercisable over three years after one year from the grant date. None of the currently exercisable nonstatutory options have been exercised to date.

     On February 20, 2001, the Company granted 500,000 incentive stock options to Mr. Brodsky, the Company's Chairman of the Board, under the Plan. These options are exercisable at $1.84 per share over a five-year period starting on the grant date. The options terminate February 20, 2006. These options are included in the discussion above.


     4. EARNINGS PER SHARE

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                                         Three months ended September 30,
                                                                              2000            2001
                                                                              ----            ----
     Basic weighted average # of shares outstanding                      7,038,887         7,143,235
     Effect of assumed conversion of employee stock options                      -           289,542
     Contingently issuable shares (see Note 2)                                   -            40,760
                                                                         ---------          --------
     Diluted weighted average # of shares outstanding                    7,038,887         7,473,537
                                                                         =========         =========

     5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                        June 30,         September 30,
                                                                          2001              2001
                                                                          ----              ----
     Claims payable                                                    $46,615,563       $44,267,733
     Rebates payable to sponsors                                         6,479,069         5,500,319
     Other payables                                                      4,550,931         3,575,426
                                                                        ----------       -----------
                                                                       $57,645,563       $53,343,478
                                                                       ===========       ===========

     6. RELATED PARTY TRANSACTIONS

     Certain costs paid to affiliates were capitalized as software development costs. For the three months ended September 30, 2001, the amount charged by affiliates and capitalized was approximately $95,000.

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

     General and administrative expenses related to transactions with affiliates included in the statement of income are:

                                                                Three months ended September 30,
                                                                        2000            2001
                                                                        ----            ----
     Software maintenance and related services                    $    335,892      $   253,958
     Management and consulting fees                                    306,623          207,883
     Administrative and bookkeeping services and supplies              206,909          205,424
     Rent and utilities                                                109,875          163,283
                                                                   ------------         --------
                                                                  $    959,299      $   830,548
                                                                  ============         ========

     The Company has accrued approximately $73,000 of interest income from affiliates, arising from two loans, for the three months ended September 30, 2001. This compares to approximately $94,000 for the three months ended September 30, 2000. The two loans are as follows: (i) Sandata, Inc., a corporation of which Mr. Brodsky is the Chairman of the Board, Treasurer and a principal stockholder ("Sandata"), owed the Company $500,000 principal plus interest pursuant to a promissory note dated May 31, 2000, made payable by Sandata to the order of the Company. The Note was paid off in August 2001; (ii) A non-recourse promissory note dated July 31, 2000, made payable to the order of the Company by P.W. Capital, LLC, a company affiliated with Mr. Brodsky, in the amount of $3,890,940. Such note is payable in annual installments of $400,000, consisting of principal and interest at the rate of 8-1/2% per annum on each of the first and second anniversary dates, with the total remaining balance of principal and interest due and payable on July 31, 2003. The note is collateralized by 1,000,000 shares of $.001 par value Common Stock of the Company registered in the name of Mr. Brodsky and is subject to his personal guarantee. The first $400,000 payment due under the Note as of July 31, 2001 was satisfied by offsetting an equal amount owed to Mr. Brodsky by the Company. Effective July 31, 2001, the interest rate on the Note was changed to the prime rate in effect from time to time.

     The Company currently occupies approximately 26,500 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Facility"). The Company subleases the Facility from BFS Realty, LLC, an affiliate of the Company's chairman (the "Affiliate"). The Affiliate leases the Facility from the Nassau County Industrial Development Agency, pursuant to a lease (the "Lease") which was entered into by that agency and the Affiliate in July 1994. The Lease expires in March 2005. The Affiliate has the right to become the owner of the Facility upon expiration of the Lease. The Affiliate subleases a portion of the Facility to the Company. The Company currently pays base rent to the Affiliate in the amount of $336,780 per year, plus monthly expenses for maintenance, real estate taxes, utilities and the like to the providers of these services. The base rent increases 5% annually. The Affiliate also receives rent from other companies that occupy space in the Facility, some of which are affiliated with the Company's chairman. The Company believes that the Facility is adequate for current purposes. Leasehold improvements made to this space during the three months ended September 30, 2001, was approximately $20,000.

     7. MAJOR CUSTOMERS AND PHARMACIES

     For the three months ended September 30, 2000, approximately 19% of the consolidated revenues of the Company were from one plan sponsor administering multiple plans. For the three months ended September 30, 2001, approximately 14% of the consolidated revenues of the Company were from one plan sponsor administering multiple plans. Amounts due from this sponsor at September 30, 2001 approximated $1,762,000.

     For the three months ended September 30, 2000 and 2001, approximately 34% and 26% of the cost of claims were from two pharmacy chains, respectively. Amounts payable to these two pharmacy chains at September 30, 2001 were approximately $9,744,000.

     8. RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, Business Combinations and Goodwill and Other Intangibles, respectively. FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company has adopted these FASB's as of July 1, 2001 and has until December 31, 2001 to fully implement the impairment testing. The Company does not believe the adoption of FASB 142 will require an impairment to the goodwill recorded on the accompanying balance sheet.

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

     9. SUPPLEMENTAL CASH FLOW INFORMATION

     During the three months ended September 30, 2000 and September 30, 2001, the Company paid $59,368 and $60,255 in interest and $130,826 and $42,871 in income taxes, respectively. During the three months ended September 30, 2000, in a non-cash transaction, the Company issued 400,000 shares of its unregistered Common Stock, valued at $849,920, as part of the acquisition of PAI in July 2000. During the three months ended September 30, 2001, in a second non-cash transaction, the Company issued 62,500 shares of its unregistered Common Stock, valued at $250,000, as additional consideration to the stockholders of PAI in August 2001. (See Note 2 above for additional information about the PAI agreement).

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Results of Operations


Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Revenues increased $24.8 million, or approximately 44%, from $55.8 million for the three months ended September 30, 2000, to $80.6 million for the three months ended September 30, 2001. Of the increase, $6.7 million, or 27%, was due to the inclusion of revenues from PMP in the quarter ended September 30, 2001. $1.8 million of the increase was due to revenues related to new sponsors or new services offered during the quarter ended September 30, 2001. The majority of the balance of the increase, or $16.3 million, was due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant.

     Revenues for the quarter for both years were adjusted based on EITF 00-14, Accounting for Certain Sales Incentives - Coupons, Rebates and Discounts (See
Note 8). The financial impact of this is to reduce revenues by the amount of rebates to be paid to customers and reduce cost of claims by the gross amount of rebates received by the Company. Previously the net difference between the gross amount received by the Company and the amount paid to customers was treated as a reduction in cost of claims with no effect on revenue. The impact of this change was to reduce revenue and cost of claims by $1.1 million and $1.4 million for the quarters ended September 30, 2000 and 2001, respectively.

     Cost of claims increased $22.1 million, or approximately 43%, from $51.3 million for the three months ended September 30, 2000, to $73.4 million for the three months ended September 30, 2001. PMP accounted for $6.0 million, or 27% of the increase. The balance of the increase is related to the increased revenue as described above. As a percentage of revenues, cost of claims decreased from 91.8% to 91.0% for the three months ended September 30, 2000 and September 30, 2001, respectively. The decrease relates primarily to the lower cost of claims achieved by PAI and PMP which were approximately 89% during the three months ended September 30, 2001, and a $0.4 million increase in gross rebates received.

     Gross profit increased from $4.6 million, for the three months ended September 30, 2000, to $7.3 million for the three months ended September 30, 2001; a $2.7 million, or 58% increase. In addition to the revenue volume increase, PMP accounted for $0.8 million, or 17%, of the increase, and the increase in rebates accounted for another 9%. Gross profit, as a percentage of revenue, increased from 8.2% to 9.0% for the three months ended September 30, 2000 and September 30, 2001, respectively. The increase year-over-year is principally related to the greater margins achieved by PAI and PMP in the quarter. These increases were partially offset by declines elsewhere in the Company due to competitive pressures.

     Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $1.7 million, or approximately 39% from $4.3 million for the three months ended September 30, 2000 to $6.0 million for the three months ended September 30, 2001. Approximately 17% of the increase, or $0.3 million, was related to the inclusion of PMP in the consolidated numbers. The balance of the growth in these expenses was principally related to four areas: (i) an approximate $589,000 increase in expenditures related to increases in compensation and benefits, primarily associated with new employees including senior management; (ii) an approximate $161,000 increase in depreciation and amortization expenses related to increased hardware procurement and software development in prior periods; (iii) an approximate $325,000 increase in the use of outside consultants to primarily update the Company's information technology infrastructure; and (iv) an approximate $123,000 reduction in the amount of internal salaries that were capitalized related to enhancements to the Company's reporting system.

     General and administrative expenses charged by affiliates decreased approximately $129,000, or 13%, year-over-year from $959,000 to $831,000 for the three months ended September 30, 2000 and September 30, 2001, respectively. The majority of the decrease related to reduced information technology services and management and consulting fees procured from affiliated companies. The use of outside consultants for the most part replaced the use of affiliated companies to update the information technology infrastructure.

     Other income, net, decreased by approximately $78,000, or 36%, from approximately $214,000 for the three months ended September 30, 2000, to approximately $136,000 for the three months ended September 30, 2001. The reason for the net decrease was a $75,000 decrease in interest income related to lower cash balances due to the acquisitions of PAI and PMP, as well as due to the lower interest rates in effect as of September 30, 2001 as compared to September 30, 2000.

     Income before income taxes increased approximately $899,000, or 177%, from approximately $507,000 for the three months ended September 30, 2000, to approximately $1,406,000 for the three months ended September 30, 2001. The primary reason for the increase was the increased gross margin generated as described above. EBITDA (earnings before interest, taxes, depreciation and amortization) for these same periods showed a increase of approximately $1,094,000, or 127%, from approximately $861,000 for the three months ended September 30, 2000 to approximately $1,956,000 for the three months ended
September 30, 2001. The majority of the increase is due to the $1.0 million increase in operating income from September 30, 2001 as compared to September 30, 2000. The balance of the increase is due to an approximate $165,000 of incremental depreciation related to new assets procured during the year, which was partially offset by $47,000 of intangibles amortization of PAI and PMP in the quarter ended September 30, 2000. Per FASB 142, the Company no longer amortizes goodwill as of July 1, 2001 (see Note 8).

     The effective tax rate decreased from 52% for the three months ended September 30, 2000 to 30% for the three months ended September 30, 2001. The decrease stemmed primarily from the non-deductibility, for tax purposes, of the goodwill amortization related to the acquisition of PAI in the three months ended September 30, 2000. Effective July 1, 2001 the Company is no longer amortizing goodwill pursuant to FASB 142 which results in lowering the effective rate due to the fact that the goodwill related to the PMP acquisition is deductible for tax purposes (See Note 8).

Liquidity and Capital Resources

     The Company's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. The Company also requires cash for potential acquisitions of other pharmacy benefit management companies or of companies providing related services. As of September 30, 2001, the Company had a working capital deficit of $6.0 million, as compared to a working capital deficit of $7.1 million as of June 30, 2001. The primary reason for the improvement in working capital was the profitability generated during the quarter ended September 30, 2001.

     Net cash used in operating activities was $2.2 million for the three months ended September 30, 2000, as compared to $5.2 million for the three months ended September 30, 2001. For the three months ended September 30, 2001, accounts payable decreased by $4.3 million as the Company made payments to bring its vendors more current, as well as a settlement payment to one of its former major sponsors. At the same time, accounts receivable increased by $3.3 million, thus the combination of these two factors used cash by $7.6 million. This differs from the three months ended September 30, 2000 where accounts receivable increased by $2.9 million, but accounts payable only decreased by $0.3 million, a difference in the use of cash of $4.4 million during the two periods.

     During the three month periods ended September 30, 2000 and September 30, 2001, net cash was used in operating activities, however, historically, the timing of the Company's accounts receivable and accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan sponsors, on the one hand, and the Company's pharmacy network, on the other hand. These terms generally lead to the Company's payments to participating pharmacies being slower than its corresponding collections from plan sponsors. The Company believes that this situation is not unusual in the pharmacy benefit management industry and expects to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future; and if they were to change materially, the Company could require additional working capital financing. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all. If such terms of trade were to change materially, and/or if the Company were unable to obtain additional working capital financing, there could be a material adverse effect on the Company's business, financial condition or results of operations.

     Net cash used in investing activities was $5.3 million for the three months ended September 30, 2000 as compared to $1.1 million for the three months ended September 30, 2001. The primary difference in the two periods is the acquisition of PAI in the period ended September 30, 2000. The net cash outlay for PAI was $4.5 million, representing the initial payment of $6.0 million plus $0.2 million of related expenses, less PAI's cash balance at July 20, 2000 of $1.7 million.

     Net cash used in financing activities increased from approximately $121,000 for the three months ended September 30, 2000 to approximately $238,000 for the three months ended September 30, 2001. The increase relates to certain leases that were acquired with the acquisitions of PAI and PMP.

     During fiscal year 2000, the Company entered into three capital lease transactions for hardware and software. The purchase price of these capital assets was $2,537,730. One hardware lease is for a term of 57 months, with monthly payments of $40,322. Another hardware lease is for a term of 60 months, with monthly payments of $3,245. The software lease is for a term of 33 months, with monthly payments of $13,662. The principal balance of these three capital leases as of September 30, 2001 was $1,744,369.

     PAI stockholders were eligible to receive up to $1,000,000 in additional consideration payable in combination of cash and Common Stock if certain financial targets of PAI were met for the fiscal year ended June 30, 2001. These targets were achieved, and $750,000 in cash was paid, and 62,500 shares of the Company's Common Stock valued at $4.00 per share were issued to the PAI stockholders at the end of August 2001. The PAI stockholders are eligible to receive one more payment of up to $1 million if certain financial targets of PAI are met for the fiscal year ended June 30, 2002.

     The members of PMP are eligible to receive additional consideration of up to $1,000,000 if certain financial targets related to PMP's business are met over the next three years.

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

     The Company anticipates that current cash positions, after the PAI and PMP acquisitions and the repayment of certain affiliate and shareholder debt, together with anticipated cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of the Company's stated goals to acquire other pharmacy benefit management companies, evidenced by the two already acquired. This will require cash and depending on the Company's evaluation of future acquisitions, additional cash may be required. Therefore, the Company has obtained a $4,000,000 revolving credit line for acquisitions with its bank. The Company has no current borrowings against this credit line. The Company is also currently negotiating a larger revolving credit line, to meet anticipated future needs. In the event that the Company's plans change or its assumptions prove to be inaccurate, or that the additional financing is not consummated, or the proceeds of the financing prove to be insufficient to fund operations and acquisitions, the Company could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all.

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

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     An action was commenced against the Company on December 8, 1998 by the West Contra Costa Unified School District (the "School District") and an individual plaintiff in the State of California. The case was subsequently moved to Federal court. The complaint alleged, among other things, that the parties entered into a contract in November 1996, and that the Company unilaterally terminated the contract on December 16, 1996. The complaint further alleged that the termination resulted in the School District incurring approximately $150,000 in costs and $867,000 in expenses to obtain coverage from December 1996 until October 1997. The complaint also sought treble damages. While settlement documents are currently being finalized, the parties have reached an agreement that contemplates the Company paying to the plaintiffs an amount that is significantly lower than the amount of costs and expenses claimed, and funding a part of the plaintiffs' litigation against another defendant. The proceeds of any settlement with or verdict against such defendant will be divided between the Company and the School District. Although, the settlement papers have not been finalized, the Company believes that these terms will be the crux of the agreement.

     An action has been commenced by a former executive of the Company, Mary Casale, who alleges that employees of the Company engaged in sex discrimination in violation of Title VII of the Civil Rights Act of 1964. The matter is presently pending before the New York District Office of the Equal Employment Opportunity Commission ("EEOC"). The EEOC has made no findings or other determinations as to the merits of the parties' claims or defenses. The Company is being defended pursuant to an employment practices liability insurance policy, the coverage of which is subject to various terms, conditions, and exclusions. Only a preliminary investigation into this matter has been conducted, and discovery has not commenced. Ms. Casale has yet to bring suit in state or federal court, and, thus, could conceivably assert additional claims. The Company denies the material allegations Ms. Casale has brought against it and intends to defend itself vigorously.

ITEM   2   -    CHANGES    IN    SECURITIES    AND    USE    OF    PROCEEDS

     During the three months ended September 30, 2001, the Company granted 30,612 stock options under the 1999 Stock Option Plan (the "Plan"). The total number of shares of common stock reserved by the Company for issuance under the Plan is 1,650,000 plus an indeterminable number of shares of common stock issuable upon the exercise of "reload options." There are no options outstanding that contain the "reload" provision. Shares issuable pursuant to options granted under the Plan as of September 30, 2001 equal 1,243,838.

     During the three months ended September 30, 2001, the total number of incentive options granted under the Plan, net of incentive options forfeited during the same period, were 21,862. The options are exercisable at prices ranging from $3.50 to $7.50 and terminate between four and six years from the grant date. Of the 1,124,838 incentive options granted to date, 561,000 are currently in the money, with exercise prices lower than the current stock price, and of these, 111,010 are currently exercisable. None of these options have been exercised to date. The Company has also granted to date nonstatutory options to its outside Directors (104,000) and the majority shareholder of PMP (15,000) under the Plan to purchase up to an aggregate of 119,000 shares of Common Stock at prices ranging from $1.67 to $6.00 per share. These options terminate after five years. Of these, 44,000 are currently in the money, and 35,080 are currently exercisable; the balances are exercisable over three years after one year from the grant date. None of the currently exercisable nonstatutory options have been exercised to date.

     On February 20, 2001, the Company granted 500,000 incentive stock options to Mr. Brodsky under the Plan. These options are exercisable at $1.84 per share over a five-year period starting on the grant date. The options terminate February 20, 2006. These options are included in the discussion above.

     Pursuant to the terms of the PAI Agreement, the Company issued 400,000 shares of unregistered Common Stock of the Company to certain PAI stockholders at the time of the acquisition. The stock issued to the PAI stockholders was valued at $849,920. In August 2001, the Company issued 62,500 shares of unregistered Common Stock of the Company to the PAI stockholders as additional consideration. These shares were valued at $250,000. Information concerning the PAI Agreement, including the type and amount of consideration received by the Company, is provided in Note 2 of the Condensed Notes to Consolidated Financial Statements in Part I hereof. The Company was advised that the issuance of such shares was exempt from registration under the Securities Act by virtue of
Section 4(2) thereof.

Item 3 - Defaults Upon Senior Securities

None.

Item  4  -   Submission   of  Matters  to  a  Vote  of   Security   Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number  Description of Exhibit

3.1     Restated Certificate of Incorporation of Health Card (1)
3.2 Certificate of Amendment, filed May 25, 1999, to Certificate of Incorporation of Health Card (1)
3.3     Restated Certificate of Incorporation of Health Card, as amended (2)
3.4     Amended and Restated By-Laws of Health Card (1)
4.1     Form of Specimen Common Stock Certificate (1)
4.2     Form of Warrant Agreement, including form of
        Representatives' Warrants (1)
10.1 Mail Service Provider Agreement, dated July 1, 1996, between Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.2 Amendment to Mail Service Provider Agreement, dated January 1, 1997, between Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.3 Software License Agreement and Professional Service Agreement, dated February 18, 1998, between Health Card and Prospective Health, Inc. (1)
10.4    1999 Stock Option Plan (1)
10.5    Letter, dated January 31, 1996, from Health Card to Mary Casale (1)
10.6 Employee Covenant Agreement, dated June 15, 1998, between Health Card and Mary Casale (1)
10.7 Stock Option Agreement, dated July 1, 1997, between Bert Brodsky and Mary Casale (1)
10.8    Letter, dated February 1, 2000, from Mary Casale to Bert E. Brodsky (4)
10.9 Stock Option Agreement, dated February 1, 2000, between Health Card and Mary Casale (4)
10.10   Letter, dated November 30, 1998, from Health Card to Marjorie O'Malley
        (1)
10.11   Employee Covenant Agreement, dated December 7, 1998, between Health
        Card and Marjorie O'Malley (1)
10.12 Stock Option Agreement, dated December 7, 1998, between Bert Brodsky and Marjorie O'Malley (1)
10.13 Letter, dated February 1, 2000, from Marjorie O'Malley to Bert E. Brodsky (4)
10.14 Stock Option Agreement, dated February 1, 2000, between Health Card and Marjorie O'Malley (4)
10.15   Letter, dated November 3, 1998, from Health Card to John Ciufo (1)
10.16 Confidentiality and Non-Disclosure Agreement, dated November 19, 1998, between Health Card and John Ciufo (1)
10.17 Stock Option Agreement, dated December 7, 1998, between Bert Brodsky and John Ciufo (1)
10.18 Stock Option Agreement, dated August 3, 1999, between Health Card and John Ciufo (4)
10.19   Letter, dated February 1, 2000, from John Ciufo to Bert E. Brodsky (4)
10.20 Stock Option Agreement, dated February 1, 2000, between Health Card and John Ciufo (4)
10.21 Employee Covenant Agreement, dated June 16, 1998, between Health Card and Ken Hammond (1)
10.22 Stock Option Agreement, dated August 3, 1999, between Health Card and Ken Hammond (4)
10.23 Employee Covenant Agreement, dated June 1, 1998, between Health Card and Linda Portney (1)
10.24 Employment Agreement, dated March 27, 2000, between Health Card and David Gershen (4)
10.25 Stock Option Agreement, dated May 1, 2000, between Health Card and David Gershen (4)
10.26 Employment Agreement, dated May 3, 2000, between Health Card and James Bigl (4)
10.27 Stock Option Agreement, dated June 12, 2000, between Health Card and James Bigl (4)
10.28 Stock Option Agreement, dated August 3, 1999, between Health Card and Kenneth J. Daley (4)
10.29 Stock Option Agreement, dated August 3, 1999, between Health Card and Gerald Angowitz (4)
10.31   Lease, dated January 1, 1996, between Sandata, Inc. and Health Card (1)
10.32 Assignment, dated November 1, 1996, from Sandata, Inc., to BFS Realty, LLC (1)
10.33   First Amendment to BFS Realty, LLC Lease, dated June 1, 1998, between BFS Realty, LLC and Health Card (1)
10.34   Second Amendment to BFS Realty, LLC Lease, dated April 1, 1999, between BFS Realty, LLC and Health Card (1)
10.35 Lease, dated August 10, 1998, between 61 Manorhaven Boulevard, LLC and Health Card (1)
10.36 Promissory Note, dated July 1, 1997, made payable by Bert Brodsky to the order of Health Card in the original principal amount of $1,000,000 (1)
10.37   Letter, dated June 3, 1999, from Bert Brodsky to Health Card (1)
10.38 Promissory Note, dated July 1, 1997, made payable by Gerald Shapiro to the order of Health Card in the original principal amount of $300,000
        (1)
10.39   Letter, dated June 3, 1999, from Gerald Shapiro to Health Card (1)
10.40 Promissory Note, dated June 1, 1998, made payable by P.W. Capital, LLC to the Order of Health Card in the original principal amount of $4,254,785 (1)
10.41 Agreement of Guaranty, dated June 1, 1998, by Bert E. Brodsky in favor of Health Card (1)
10.42   Demand Promissory Note, dated January 2, 1999, made payable by
        P.W. Capital, LLC to the order of Health Card, in the original principal amount of $90,100 (1)
10.43 Promissory Note, dated July 31, 2000, made payable by P.W. Capital, LLC to the order of Health Card, in the amount of $3,890,940 (4)
10.44 Consulting Agreement, dated April 14, 1994, between P.W. Medical Management, Inc. and Health Card (1)
10.45 Assignment, dated July 1, 1996, between P.W. Medical Management, Inc. and P.W. Capital Corp. (1)
10.46   Letter, dated June 8, 1999, from P.W. Capital Corp. to Health Card (1)
10.47   Letter, dated June 9, 1999, from Bert E. Brodsky to Health Card (1)
10.48 Letter, dated June 8, 1999, from the Bert E. Brodsky Revocable Trust to Health Card (1)
10.49 Letter Agreement, dated June 30, 1999, between the Bert E. Brodsky Revocable Trust and Health Card (1)
10.50   Employment Agreement, dated July 1, 1999, between Health Card and
        Bert E. Brodsky (1)
10.51   Letter, dated June 8, 1999, from Bert E. Brodsky to Health Card (1)
10.52   Form of Lock-Up Agreement (1)
10.53 Acquisition and Merger Agreement, dated as of June 27, 2000, between Health Card and Pharmacy Associates, Inc. (3)
10.54 Lease Agreement, dated March 4, 1996, between Pharmacy Associates, Inc. and Executive Park Partnership (4)
10.55 Amendment to Lease, dated November 2, 1998, between Pharmacy Associates, Inc. and Executive Park Partnership (4)
10.56   Amendment to Lease, dated November 19, 1998, between
        Pharmacy Associates, Inc. and Executive Park Partnership (4)
10.57 Lease Agreement, dated July 8, 1999, between Pharmacy Associates, Inc. and Executive Park Partnership (4)
10.58 Asset Purchase Agreement dated as of March 5, 2001 among National Medical Health Card Systems, Inc., PMP Acquisition Corp., Provider Medical Pharmaceutical, LLC and members of PMP (5)
10.59 Master Grid Note made by National Medical Health Card Systems, Inc. in favor of The Chase Manhattan Bank (5)
10.60 Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems, Inc. and BFS Realty, LLC (6)
10.61 Employment Agreement, dated June 4, 2001, between National Medical Health Card Systems, Inc. and Tery Baskin (6)
10.62 Stock Option Agreement, dated June 4, 2001, between National Medical Health Card Systems, Inc. and Tery Baskin (6)
10.63 Stock Option Agreement, dated June 12, 2001, between National Medical Health Card Systems, Inc. and James Bigl (6)
21      Subsidiaries of Health Card

(1) Denotes document filed as an Exhibit to Health Card's Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.
(2) Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the fiscal year ended June 30, 1999.
(3) Denotes document filed as an Exhibit to Health Card's Form 8-K for an event dated July 20, 2000 and incorporated herein by reference.
(4) Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2000.
(5) Denotes document filed as an Exhibit to Health Card's Form 8-K for an event dated March 5, 2001.
(6) Denotes document filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                  (Registrant)



Date:November 12, 2001                     By:      /s/ Bert E. Brodsky
     -----------------                          --------------------------------
                                                    Bert E. Brodsky
                                                    Chairman of the Board
                                                    and Chief Executive Officer



                                            By:      /s/David J. Gershen
                                                --------------------------------
                                                      David J. Gershen
                                                      Chief Financial Officer
                                                      and Treasurer