Form 10-Q
period 2001-12-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2002-02-14
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended             December 31, 2001
                               -------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to
                               --------------------    -------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's Common Stock, as of February 8, 2002 was 7,183,996 shares.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                        Page

PART I        -   FINANCIAL INFORMATION

ITEM 1        -   CONDENSED FINANCIAL STATEMENTS:                                         3

                  CONSOLIDATED BALANCE SHEET as of June 30, 2001                          3
                  and December 31, 2001 (unaudited)

                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)                           4
                  for the three months and six months ended December 31, 2000 and 2001

                  CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)                         5
                  for the six months ended December 31, 2000 and 2001

                  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6

ITEM 2        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                       13
                  CONDITION AND RESULTS OF OPERATIONS

ITEM 3        -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                          19
                  MARKET RISK

PART II       -   OTHER INFORMATION                                                       20

ITEM 1        -   LEGAL PROCEEDINGS                                                       20

ITEM 2        -   CHANGES IN SECURITIES AND USE OF PROCEEDS                               20

ITEM 3        -   DEFAULTS UPON SENIOR SECURITIES                                         20

ITEM 4        -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     21

ITEM 5        -   OTHER INFORMATION                                                       22

ITEM 6        -   EXHIBITS AND REPORTS ON FORM 8-K                                        22


                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                                     June 30,          December 31,
Assets                                                                                                 2001                2001
                                                                                                       ----                ----
Current:                                                                                                               (Unaudited)

  Cash and cash equivalents (including cash equivalent investments of $1,216,000                     $ 12,474,945        $10,790,401
         and $1,241,000)
  Accounts receivable, less allowance for possible losses of $1,846,827                                30,081,118         31,054,948
         and $2,473,828
  Rebates receivable                                                                                    7,789,310          7,857,966
  Due from affiliates                                                                                     986,827            415,078
  Deferred tax asset                                                                                    1,102,932          1,488,626
  Other current assets                                                                                  1,003,709            568,370
 -----------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                              53,438,841         52,175,389
  Property, equipment and software development costs, net                                               8,583,890          8,194,528
  Due from affiliates                                                                                   3,831,621          3,538,906
  Customer relationships, net of accumulated amortization of $39,027 and $100,029                         265,973            204,971
  Goodwill                                                                                             12,943,502         12,943,502
  Deferred tax asset                                                                                            -             13,922
  Other Assets                                                                                             45,737             69,026
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                                    $ 79,109,564        $77,140,244
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
    Current Liabilities:
  Accounts payable and accrued expenses                                                              $ 57,645,563        $54,559,130
  Current portion of capital lease obligations                                                            542,094            566,654
  Loans payable-current                                                                                   110,426             28,804
  Due to officer/stockholder                                                                              541,630            416,850
  Due to affiliates                                                                                       343,568              7,243
  Income taxes payable                                                                                          -            181,933
  Other current liabilities                                                                             1,345,533            361,396
------------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                         60,528,814         56,122,010
  Capital lease obligations, less current portion                                                       1,333,349          1,043,682
  Long term loans payable and other liabilities                                                            72,712            473,380
  Deferred tax liability                                                                                1,702,470          1,754,948
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                                 63,637,345         59,394,020
------------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' equity:
  Preferred stock $.10 par value; 10,000,000 shares authorized, none outstanding                                -                  -
  Common Stock, $.001 par value, 25,000,000 shares authorized, 7,312,496 and                                7,313              7,376
    7,374,996 shares issued and 7,121,496 and 7,183,996 outstanding
  Additional paid-in-capital                                                                           13,254,530         13,504,467
  Retained earnings                                                                                     3,254,143          5,290,898
  Treasury stock at cost, 191,000 shares                                                                 (743,767)         (743,767)
  Notes receivable - stockholders                                                                        (300,000)         (312,750)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                                        15,472,219         17,746,224
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                                                      $ 79,109,564        $77,140,244
------------------------------------------------------------------------------------------------------------------------------------

      See accompanying condensed notes to consolidated financial statements

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three months ended                 Six months ended
                                                                 December 31                      December 31
                                                            2000            2001            2000              2001
                                                            ----            ----            ----              ----

Revenues                                                 $64,429,140    $87,508,993     $120,293,304        $168,153,696
Cost of claims                                            59,772,316     79,768,923      111,039,365         153,160,803
-------------------------------------------------------------------------------------------------------------------------

Gross Profit                                               4,656,824      7,740,070        9,253,939          14,992,893

Selling, general and administrative expenses*              4,421,899      6,058,358        8,725,324          12,041,199
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Operating income                                             234,925      1,681,712          528,615           2,951,694

Other income, net                                            205,026        117,172          418,666             253,061
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                   439,951     1,798,884           947,281           3,204,755
Provision for income taxes                                   215,000       751,000           481,000           1,168,000
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Net Income                                                  $224,951    $1,047,884          $466,281          $2,036,755
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Earnings per common share:
    Basic                                                      $0.03         $0.15             $0.07               $0.28
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
    Diluted                                                    $0.03         $0.13             $0.07               $0.27
-------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding:
    Basic                                                  7,121,496     7,183,996         7,080,192           7,163,616
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
    Diluted                                                7,121,496     7,781,377         7,080,192            7,613,615
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


* Includes amounts charged by affiliates aggregating:
                                                            $824,496      $699,938       $1,783,795           $1,398,572
-------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

      See accompanying condensed notes to consolidated financial statements

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                Six Months ended
                                                                                                   December 31,
                                                                                             2000                      2001
                                                                                             ----                      ----
Cash flows from operating activities:
              Net income                                                                   $ 466,281                $ 2,036,755
              Adjustments to reconcile net income to net cash provided by (used in)
              operating activities:
              Depreciation and amortization                                                1,161,832                  1,428,732
              Net gain on disposal of capital assets                                         -                          (16,780)
              Bad debt expense and allowance for possible losses                             251,990                    627,001
              Compensation expense accrued to officer/stockholder                            234,130                   (124,780)
              Deferred income taxes                                                          153,351                   (347,139)
              Interest accrued on stockholders' loans                                        (12,750)                   (12,750)
              Changes in assets and liabilities:
                (Increase) decrease in:
                  Accounts receivable                                                     (8,832,396)                (1,600,831)
                  Rebates receivable                                                        (761,595)                   (68,656)
                  Other current assets                                                      (359,291)                   428,299
                  Due to/from affiliates                                                    (318,827)                   528,138
                  Other assets                                                                44,878                    (27,729)
                Increase (decrease) in:
                  Accounts payable and accrued expenses                                    8,687,314                 (3,086,432)
                  Income taxes payable                                                       (86,827)                   181,933
                  Other liabilities                                                            5,262                   (734,137)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                          633,352                   (788,376)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
                Capital expenditures                                                      (1,450,567)                (1,837,789)
                 Proceeds from disposal of capital assets                                      -                      1,321,000
                Acquisition of PAI, net of cash acquired                                  (4,487,006)                    -
                Interest received on notes from stockholders                                  39,100                     -
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (5,898,473)                  (516,789)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
                Repayment of debt and capital lease obligations                             (204,571)                  (379,379)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                       (204,571)                  (379,379)
----------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                 (5,469,692)                (1,684,544)
Cash and cash equivalents at beginning of period                                          15,724,730                 12,474,945
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $10,255,038                $10,790,401
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

     The  accompanying  unaudited  consolidated  financial  statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the December 31, 2001 and 2000 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended June 30, 2001. The results of operations for the three and six month periods ended December 31, 2001 are not necessarily indicative of the operating results to be expected for the full year.

     Certain amounts in the prior period have been reclassified to conform to the current period presentation (See Note 7). For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K, for the year ended June 30, 2001 (the "Annual Report").

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

     3. STOCK OPTIONS

     During the six months ended December 31, 2001, the Company granted 84,487 stock options under the 1999 Stock Option Plan (the "Plan"). The total number of shares of common stock reserved by the Company for issuance under the Plan is 1,650,000 (2,850,000 as of January 24, 2002 - see Item 5 of Part II hereof) plus an indeterminable number of shares of common stock issuable pursuant to the anti-dilution provisions of the Plan or upon the exercise of "reload options." There are no options outstanding that contain the "reload" provision. Shares issuable pursuant to options granted under the Plan as of December 31, 2001 equal 1,192,707.

     During the six months ended December 31, 2001, the total number of incentive options granted under the Plan, net of incentive options forfeited during the same period, were a reduction of 32,469. The options granted in this period are exercisable at prices ranging from $3.50 to $12.61 and terminate between four and five years from the grant date. As of December 31, 2001, 1,073,707 incentive options have been granted. The Company has also granted to date nonstatutory options to its outside Directors (104,000) and the majority shareholder of PMP (15,000) under the Plan to purchase up to an aggregate of 119,000 shares of Common Stock at prices ranging from $1.67 to $6.00 per share. These options terminate after five years. None of the currently exercisable options have been exercised to date.

     4. EARNINGS PER SHARE

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                                         Three months ended December 31,
                                                                                2000         2001
                                                                                ----         ----
     Basic weighted average # of shares outstanding                          7,121,496       7,183,996
     Effect of assumed conversion of employee stock options                      -             555,714
     Contingently issuable shares (see Note 2)                                   -              41,667
                                                                             ---------       ---------
     Diluted weighted average # of shares outstanding                        7,121,496       7,781,377
                                                                             =========       =========

                                                                          Six months ended December 31,
                                                                                2000         2001
                                                                                ----         ----
     Basic weighted average # of shares outstanding                         7,080,192        7,163,616
     Effect of assumed conversion of employee stock options                      -             422,628
     Contingently issuable shares (see Note 2)                                   -              27,371
                                                                            ---------        --------
     Diluted weighted average # of shares outstanding                       7,080,192        7,613,615
                                                                            =========        =========

     5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                              June 30,     December 31,
                                                                                2001           2001
                                                                                ----           ----
     Claims payable                                                       $46,615,563      $43,861,748
     Rebates payable to sponsors                                            6,479,069        6,363,859
     Other payables                                                         4,550,931        4,333,523
                                                                          -----------      -----------
                                                                          $57,645,563      $54,559,130
                                                                          ===========      ===========


     6. RELATED PARTY TRANSACTIONS

     Certain costs paid to affiliates were capitalized as software development costs. For the six months ended December 31, 2001, the amount charged by affiliates and capitalized was approximately $96,000.

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

     General and administrative expenses related to transactions with affiliates included in the statement of income are:

                                                                       Three months ended December 31,
                                                                              2000            2001
                                                                              ----            ----
     Software maintenance and related services                        $    224,413       $   227,450
     Management and consulting fees                                        288,227           121,689
     Administrative and bookkeeping services and supplies                  160,731           225,737
     Rent and utilities                                                    151,125           125,062
                                                                      ------------       -----------
                                                                      $    824,496       $   699,938
                                                                      ============       ===========

                                                                         Six months ended December 31,
                                                                              2000            2001
                                                                              ----            ----
     Software maintenance and related services                        $    560,305       $   481,408
     Management and consulting fees                                        594,849           199,013
     Administrative and bookkeeping services and supplies                  367,641           429,805
     Rent and utilities                                                    261,000           288,346
                                                                      ------------       -----------
                                                                       $ 1,783,795       $1,398,572
                                                                       ===========       ==========


     The Company has accrued approximately $131,000 of interest income from affiliates, arising from two loans, for the six months ended December 31, 2001. This compares to approximately $190,000 for the six months ended December 31, 2000. The two loans are as follows: (i) Sandata Technologies, Inc. (formerly Sandata, Inc.), a corporation of which Mr. Brodsky is the Chairman of the Board, Treasurer and a principal stockholder ("Sandata"), owed the Company $500,000 principal plus interest pursuant to a promissory note dated May 31, 2000. The Note was paid in full in August 2001; (ii) a non-recourse promissory note dated July 31, 2000, made payable to the order of the Company by P.W. Capital, LLC, a company affiliated with Mr. Brodsky, in the amount of $3,890,940. Such note is payable in annual installments of $400,000, consisting of principal and interest at the rate of 8-1/2% per annum on each of the first and second anniversary dates, with the total remaining balance of principal and interest due and payable on July 31, 2003. The note is collateralized by 1,000,000 shares of $.001 par value Common Stock of the Company registered in the name of Mr. Brodsky and is subject to his personal guarantee. The first $400,000 payment due under the note as of July 31, 2001 was satisfied by offsetting an equal amount owed to Mr. Brodsky by the Company. Effective July 31, 2001, the interest rate on the note was changed to the prime rate in effect from time to time.

     The Company currently occupies approximately 29,915 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Facility"). The Company subleases the Facility from BFS Realty, LLC, an affiliate of Mr. Brodsky (the "Affiliate"). The Affiliate leases the Facility from the Nassau County Industrial Development Agency, pursuant to a lease which was entered into by that agency and the Affiliate in July 1994, and which expires in March 2005. The Affiliate has the right to become the owner of the Facility upon expiration of the lease. The Affiliate subleases a portion of the Facility to the Company (the "Lease"). As of November 1, 2001, the Company and the Affiliate amended the Lease. The Lease provides that, effective August 1, 2001, the rent payable by the Company shall be an aggregate annual rent of $308,305. While formerly the Company made estimated monthly real estate tax, utility and maintenance-expense payments to the Affiliate, the Lease now provides that the Company will pay its pro-rata share of such expenses directly, to the entities to whom payment must be made. The Company estimates that such monthly expenses will approximate an aggregate of $336,000 per year. The annual rent will increase by 5% per year during the term of the Lease. The annual expenses are also expected to increase, although the Company cannot estimate by how much. The Lease expires in July, 2010. The Company believes that the Facility is adequate for current purposes. Leasehold improvements made to this space during the six months ended December 31, 2001, was approximately $37,000.

     7. RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, Business Combinations and Goodwill and Other Intangibles, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company has adopted these SFAS's as of July 1, 2001 and has performed the requisite impairment testing. As of July 1, 2001 there is no impairment to the goodwill recorded on the accompanying balance sheet.

     SFAS 142 requires the disclosure of net income and earnings per share computed on a pro forma basis by reversing the goodwill amortized in the periods presented. Such pro forma disclosures are required in the period of adoption and thereafter until all periods presented reflect goodwill accounted for in accordance with SFAS 142. Had SFAS 142 been effective prior to July 1, 2001, our net income would have been $300,488 or $0.04 per basic and diluted share for the three months ended December 31, 2000 and $601,112, or $0.08 per basic and diluted share for the six months ended December 31, 2000.

     The consolidated financial statements reflect, for all periods presented, the adoption of the classification requirements pursuant to Emerging Issues Task Force ("EITF") 00-14, Accounting for Certain Sales Incentives-Coupons, Rebates and Discounts, which was effective in the Company's third quarter of 2001. Accordingly, the Company reduced cost of claims for the prior periods presented for rebates received from pharmaceutical manufacturers and reduced revenues for the rebates which are shared with the Company's customers. Historically, the Company recorded the net difference between the rebates received and paid out as a reduction to cost of claims.

     8. SUPPLEMENTAL CASH FLOW INFORMATION

     During the six months ended December 31, 2000 and December 31, 2001, the Company paid $122,570 and $109,421 in interest and $414,363 and $697,966 in income taxes, respectively. During the six months ended December 31, 2000, in a non-cash transaction, the Company issued 400,000 shares of its unregistered Common Stock, valued at $849,920, as part of the acquisition of PAI in July 2000. During the six months ended December 31, 2001, in a second non-cash transaction, the Company issued 62,500 shares of its unregistered Common Stock, valued at $250,000, as additional consideration to the stockholders of PAI in August 2001. (See Note 2 above for additional information about the PAI agreement).

     9. LITIGATION

     See Item 1 of Part II of this Quarterly Report on Form 10-Q.

     10. SUBSEQUENT EVENTS

     (a) The 2001 annual meeting of shareholders was held on January 24, 2002, at the Company's executive offices in Port Washington, NY. For a description of the matters voted upon and the results of such votes, see Item 5 (Other Information) of Part II hereof.

     (b) On January 29, 2002, the Company entered into an Asset Purchase Agreement with Health Solutions, Ltd. ("HSL"), HSL Acquisition Corp., a wholly-owned subsidiary of the Company, and the security holders of HSL. A description of the transaction has been previously reported in the Company's Current Report on Form 8-K, filed with the SEC on February 11, 2002.

     (c) On January 29, 2002, the Company and certain of its subsidiaries entered into a Receivables Purchase and Transfer Agreement with NMHC Funding, LLC (a limited liability company, the members of which are the Company and those subsidiaries). On the same date, NMHC Funding, LLC entered into a Loan and Security Agreement with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. A description of this financing transaction has been previously reported in the Company's Current Report on Form 8-K, filed with the SEC on February 11, 2002; see also Item 2 of Part I of this Quarterly Report on Form 10-Q.

     (d) On January 22, 2002 the Company completed a convertible note offering (the "Note Offering") in the aggregate principal amount of $11.6 million. Pursuant to the Note Offering, subscribers, two of whom are directors of the Company, received a promissory note (each a "Note") paying interest quarterly on the unpaid principal balance at the rate of 12% per annum. The Notes have a term of one year, unless otherwise extended pursuant to the terms of the Note. The Notes are convertible at any time at the election of the holders into shares of the common stock of the Company ("Conversion Shares") at a conversion price per share equal to $12.00, the fair value of the common stock on January 22, 2002. The Note holders have been granted certain registration rights with respect to the Conversion Shares pursuant to a Registration Rights Agreement dated January 22, 2002 by and among the Company and the holders participating in the Note
Offering. Proceeds from the Note Offering were used to finance part of the purchase price of the Asset Purchase Agreement referred to in paragraph (b) above and will also be used by the Company for working capital purposes and future acquisitions.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

     Revenues increased $23.1 million, or approximately 36%, from $64.4 million for the three months ended December 31, 2000, to $87.5 million for the three months ended December 31, 2001. Of the increase, $7.0 million, or 30%, was due to the inclusion of revenues from PMP in the quarter ended December 31, 2001. Another $7.0 million of the increase was due to revenues related to new sponsors or new services offered during the quarter ended December 31, 2001. There was also a $0.7 million reduction in revenue during the three months ended December 31, 2000 which arose when the Company settled certain fees due from a major sponsor related to a capitation arrangement for calendar year 1999. The majority of the balance of the increase, or $8.4 million, was due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant.

     Revenues for the three months ended December 31, 2000 were adjusted based on EITF 00-14, Accounting for Certain Sales Incentives - Coupons, Rebates and Discounts (See Note 7). The financial impact of this is to reduce revenues by the amount of rebates to be paid to customers and reduce cost of claims by the gross amount of rebates received by the Company. Previously the net difference between the gross amount received by the Company and the amount paid to customers was treated as a reduction in cost of claims with no effect on revenue. The impact of this change was to reduce revenue and cost of claims by $1.2 million for the quarter ended December 31, 2000.

     Cost of claims increased $20.0 million, or approximately 33%, from $59.8 million for the three months ended December 31, 2000, to $79.8 million for the three months ended December 31, 2001. PMP accounted for $6.2 million, or 31% of the increase. An increase in gross rebates received accounted for $1.6 million of the increase. The balance of the increase is related to the increased revenue as described above. As a percentage of revenues, cost of claims decreased from 92.8% to 91.2% for the three months ended December 31, 2000 and December 31, 2001, respectively. The decrease relates primarily to the lower cost of claims achieved by PAI - 87% and PMP - 89% during the three months ended December 31, 2001, and the $1.6 million increase in gross rebates received.

     Gross profit increased from $4.6 million, for the three months ended December 31, 2000, to $7.7 million for the three months ended December 31, 2001; a $3.1 million, or 66% increase. In addition to the revenue volume increase, PMP accounted for $0.8 million, or 26%, of the increase, and the net increase in rebates after accounting for the amount that is shared with sponsors accounted for another $0.6 million, or 19%. Gross profit, as a percentage of revenue, increased from 7.2% to 8.8%, for the three months ended December 31, 2000 and December 31, 2001, respectively. The increase year-over-year is principally related to the greater margins achieved by PAI and PMP in the quarter as well as the increase in net rebates retained. These increases were partially offset by declines elsewhere in the Company due to competitive pressures.

     Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $1.6 million, or approximately 37% from $4.4 million for the three months ended December 31, 2000 to $6.0 million for the three months ended December 31, 2001. Approximately 6% of the increase, or $0.1 million, was related to the inclusion of PMP in the consolidated numbers. The balance of the growth in these expenses was principally related to five areas:
(i) an approximate $429,000 increase in expenditures related to increases in compensation and benefits, primarily associated with new employees including senior management; (ii) an approximate $175,000 increase in depreciation and amortization expenses related to increased hardware procurement and software development in prior periods; (iii) an approximate $521,000 increase in the use of outside consultants to primarily update the Company's information technology infrastructure; (iv) an approximate $102,000 increase in commission expense related to the increase in new revenues; and (v) an approximate $64,000 reduction in the amount of internal salaries that were capitalized related to enhancements to the Company's reporting system.

     General and administrative expenses charged by affiliates decreased approximately $125,000, or 15%, year-over-year from $825,000 to $700,000 for the three months ended December 31, 2000 and December 31, 2001, respectively. The majority of the decrease related to reduced information technology services and management and consulting fees procured from affiliated companies. The use of outside consultants for the most part replaced the use of affiliated companies to update the information technology infrastructure.

     Other income, net, decreased by approximately $88,000, or 43%, from approximately $205,000 for the three months ended December 31, 2000, to approximately $117,000 for the three months ended December 31, 2001. The reasons for the net decrease was (i) an approximate $129,000 decrease in interest income related to lower cash balances due to the acquisitions of PAI and PMP, as well as due to the lower interest rates in effect as of December 31, 2001 as compared to December 31, 2000, (ii) an approximate $16,000 decrease in interest expense, and (iii) an approximate $25,000 gain on the sale of assets related to a sale/leaseback transaction. In October 2001, the Company entered into a sale/leaseback operating lease of certain fixed assets (principally computer hardware and externally developed software) with Mediclaim, an affiliate of the Company's Vice Chairman. The fixed assets, which had a net book value of approximately $861,000, were sold for $1,320,000. The resulting gain of approximately $459,000 was recorded as deferred revenue and is being recognized over the life of the lease, which is thirty-six (36) months.

     Income before income taxes increased approximately $1,359,000, or 309%, from approximately $440,000 for the three months ended December 31, 2000, to approximately $1,799,000 for the three months ended December 31, 2001. The primary reason for the increase was the increased gross margin generated as described above. EBITDA (earnings before interest, taxes, depreciation and amortization) for these same periods showed a increase of approximately $1,553,000, or 178%, from approximately $872,000 for the three months ended December 31, 2000 to approximately $2,425,000 for the three months ended
December 31, 2001. The majority of the increase is due to the $1.4 million increase in operating income, which again was due to the increase in gross margin, from December 31, 2001 as compared to December 31, 2000. The balance of the increase is due to an approximate $184,000 of incremental depreciation related to new assets procured during the year, which was partially offset by a $78,000 decrease in intangibles amortization of PAI and PMP. Per SFAS 142, the Company no longer amortizes goodwill as of July 1, 2001 (see Note 7).

     The effective tax rate decreased from 49% for the three months ended December 31, 2000 to 42% for the three months ended December 31, 2001. The decrease stemmed primarily from the adoption of SFAS 142. Effective July 1, 2001 the Company is no longer amortizing goodwill pursuant to SFAS 142 which results in lowering the effective rate due to the fact that the goodwill related to the PAI acquisition is no longer a permanent difference, since it is not deductible for book or tax purposes (See Note 7).


     Six Months Ended December 31, 2001 Compared to Six Months Ended December 31, 2000

     Revenues increased $47.9 million, or approximately 40%, from $120.3 million for the six months ended December 31, 2000, to $168.2 million for the six months ended December 31, 2001. Of the increase, $13.7 million, or 29%, was due to the inclusion of revenues from PMP in the six months ended December 31, 2001. Another $8.8 million of the increase was due to revenues related to new sponsors or new services offered during the six months ended December 31, 2001. The settlement with a major sponsor, described above, accounted for $0.7 million of the increase. The majority of the balance of the increase, or $24.7 million, was due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant.

     Revenues for the six months ended December 31, 2000 were adjusted based on EITF 00-14, Accounting for Certain Sales Incentives - Coupons, Rebates and Discounts (See Note 7). The financial impact of this is to reduce revenues by the amount of rebates to be paid to customers and reduce cost of claims by the gross amount of rebates received by the Company. Previously the net difference between the gross amount received by the Company and the amount paid to customers was treated as a reduction in cost of claims with no effect on revenue. The impact of this change was to reduce revenue and cost of claims by $2.3 million for the six months ended December 31, 2000.

     Cost of claims increased $42.2 million, or approximately 38%, from $111.0 million for the six months ended December 31, 2000, to $153.2 million for the six months ended December 31, 2001. PMP accounted for $12.2 million, or 29% of the increase. An increase in gross rebates received accounted for $2.5 million of the increase. The balance of the increase is related to the increased revenue as described above. As a percentage of revenues, cost of claims decreased from 92.3% to 91.1% for the six months ended December 31, 2000 and December 31, 2001, respectively. The decrease relates primarily to the lower cost of claims achieved by PAI - 88% and PMP - 89% during the six months ended December 31, 2001, and the $2.5 million increase in gross rebates received.

     Gross profit increased from $9.3 million, for the six months ended December 31, 2000, to $15.0 million for the six months ended December 31, 2001; a $5.7 million, or 62% increase. In addition to the revenue volume increase, PMP accounted for $1.5 million, or 26%, of the increase, and the net increase in rebates after accounting for the amount that is shared with sponsors accounted for another $1.2 million, or 21%. Gross profit, as a percentage of revenue, increased from 7.7% to 8.9%, for the six months ended December 31, 2000 and December 31, 2001, respectively. The increase year-over-year is principally related to the greater margins achieved by PAI and PMP in the six months as well as the increase in net rebates retained. These increases were partially offset by declines elsewhere in the Company due to competitive pressures.

     Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $3.3 million, or approximately 38% from $8.7 million for the six months ended December 31, 2000 to $12.0 million for the six months ended December 31, 2001. Approximately 12% of the increase, or $0.4 million, was related to the inclusion of PMP in the consolidated numbers. The balance of the growth in these expenses was principally related to five areas:
(i) an approximate $560,000 increase in expenditures related to increases in compensation and benefits, primarily associated with new employees including senior management; (ii) an approximate $330,000 increase in depreciation and amortization expenses related to increased hardware procurement and software development in prior periods; (iii) an approximate $882,000 increase in the use of outside consultants to primarily update the Company's information technology infrastructure; (iv) an approximate $147,000 increase in commission expense related to the increase in new revenues and (v) an approximate $187,000 reduction in the amount of internal salaries that were capitalized related to enhancements to the Company's reporting system.

     General and administrative expenses charged by affiliates decreased approximately $385,000, or 22%, year-over-year from $1,784,000 to $1,399,000 for the six months ended December 31, 2000 and December 31, 2001, respectively. The majority of the decrease related to reduced information technology services and management and consulting fees procured from affiliated companies. The use of outside consultants for the most part replaced the use of affiliated companies to update the information technology infrastructure.

     Other  income,  net,  decreased by  approximately  $166,000,  or 40%,  from approximately $419,000 for the six months ended December 31, 2000, to approximately $253,000 for the six months ended December 31, 2001. The reasons for the net decrease was (i) an approximate $204,000 decrease in interest income related to lower cash balances due to the acquisitions of PAI and PMP, as well as due to the lower interest rates in effect as of December 31, 2001 as compared to December 31, 2000, (ii) an approximate $13,000 decrease in interest expense, and (iii) an approximate $25,000 gain on the sale of assets related to a sale/leaseback transaction described above.

     Income before income taxes increased approximately $2,258,000, or 238%, from approximately $947,000 for the six months ended December 31, 2000, to approximately $3,205,000 for the six months ended December 31, 2001. The primary reason for the increase was the increased gross margin generated as described above. EBITDA for these same periods showed a increase of approximately $2,647,000, or 153%, from approximately $1,734,000 for the six months ended December 31, 2000 to approximately $4,381,000 for the six months ended December 31, 2001. The majority of the increase is due to the $2.4 million increase in operating income, which again was due to the increase in gross margin, from December 31, 2001 as compared to December 31, 2000. The balance of the increase is due to an approximate $348,000 of incremental depreciation related to new assets procured during the year, which was partially offset by a $125,000 decrease in intangibles amortization of PAI and PMP. Per SFAS 142, the Company no longer amortizes goodwill as of July 1, 2001 (see Note 7).

     The effective tax rate decreased from 51% for the six months ended December 31, 2000 to 36% for the six months ended December 31, 2001. The decrease stemmed primarily from the adoption of SFAS 142. Effective July 1, 2001 the Company is no longer amortizing goodwill pursuant to SFAS 142 which results in lowering the effective rate due to the fact that the goodwill related to the PAI acquisition is no longer a permanent difference, since it is not deductible for book or tax purposes (See Note 7).

     Liquidity and Capital Resources

     The Company's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. The Company also requires cash for potential acquisitions of other pharmacy benefit management companies or of companies providing related services. As of December 31, 2001, the Company had a working capital deficit of $3.9 million, as compared to a working capital deficit of $7.1 million as of June 30, 2001. The primary reason for the improvement in working capital was the profitability generated during the six months ended December 31, 2001.

     Net cash provided by operating activities was $0.6 million for the three months ended December 31, 2000, as compared to net cash used in operating activities of $0.8 million for the three months ended December 31, 2001. For the six months ended December 31, 2001, accounts payable decreased by $3.1 million as the Company continued to make payments to bring its vendors more current. At the same time, accounts receivable increased by $1.6 million, thus the combination of these two factors used cash by $4.7 million. This differs from the six months ended December 31, 2000 where accounts receivable increased by $8.8 million, but accounts payable increased by $8.7 million, a use of cash of only $0.1 million, a difference in the use of cash of $4.6 million during the two periods.

     During the six month period ended December 31, 2001, net cash was used in operating activities, however, historically, the timing of the Company's accounts receivable and accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan sponsors, on the one hand, and the Company's pharmacy network, on the other hand. These terms generally lead to the Company's payments to participating pharmacies being slower than its corresponding collections from plan sponsors. The Company believes that this situation is not unusual in the pharmacy benefit management industry and expects to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future; and if they were to change materially, the Company could require additional working capital financing. The Company has put in place a $40 million revolving credit facility for acquisitions and working capital financing (see below). However, if such terms of trade were to change materially, and/or if the Company were unable to obtain sufficient working capital financing, there could be a material adverse effect on the Company's business, financial condition or results of operations.

     Net cash used in investing activities was $5.9 million for the six months ended December 31, 2000 as compared to $0.5 million for the six months ended December 31, 2001. The primary differences in the two periods was the acquisition of PAI in the period ended December 31, 2000, and the $1.3 million gross proceeds from the sale/leaseback transaction in October 2001 described above. The net cash outlay for PAI was $4.5 million, representing the initial payment of $6.0 million plus $0.2 million of related expenses, less PAI's cash balance at July 20, 2000 of $1.7 million.

     Net cash used in financing activities increased from approximately $205,000 for the six months ended December 31, 2000 to approximately $379,000 for the six months ended December 31, 2001. The increase relates to certain leases that were acquired with the acquisitions of PAI and PMP.

     During fiscal year 2000, the Company entered into three capital lease transactions for hardware and software. The purchase price of these capital assets was $2,537,730. One hardware lease is for a term of 57 months, with monthly payments of $40,322. Another hardware lease is for a term of 60 months, with monthly payments of $3,245. The software lease is for a term of 33 months, with monthly payments of $13,662. The principal balance of these three capital leases as of December 31, 2001 was $1,610,336.

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

     In February 1998, the Company entered into an agreement with an unaffiliated third party for computer software products and professional services. The agreement required the Company to pay an initial license fee. In addition, if certain milestones are met, based on the number of processed claims as defined in the agreement, the initial license fee increases in specified increments. To date, three such milestones have been met, resulting in a 75% increase in the license fee. The agreement also provides for the annual payment of a fee for maintenance and updating services equal to 18% of the initial license fee, as defined. It is anticipated that, based on internal growth and the PAI and PMP acquisitions, at least one additional milestone will be met. If the two remaining milestones are reached, the cash outlay by the Company would be $200,000.

     On January 29, 2002, the Company entered into a $40 million revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"), to be used for working capital purposes and future acquisitions. The Facility replaced the Company's existing credit facilities with its former lenders. The Facility has a three-year term and is secured by the Company's receivables and other assets. Interest is payable monthly and provides for borrowing of up to $40 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.4%. Borrowings of $28.4 million under the Facility were used to finance part of the purchase price of the Company's recent acquisition of an Albany, New York-based PBM. A description of the acquisition has been previously reported in the Company's Current Report on Form 8-K, filed with the SEC on February 11, 2002. The Facility contains various convenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreements governing the Facility. As of February 8, 2002, $14,825,000 was outstanding under the Facility.

     The Company anticipates that current cash positions, after the PAI and PMP acquisitions and the repayment of certain affiliate and shareholder debt, together with anticipated cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of the Company's stated goals to acquire other pharmacy benefit management companies, evidenced by the three acquired within the last 2 years. This will require cash and depending on the Company's evaluation of future acquisitions, additional cash may be required. In the event that the Company's plans change or its assumptions prove to be inaccurate or the proceeds from the Facility prove to be insufficient to fund operations and acquisitions, the Company could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II - OTHER INFORMATION


ITEM 1 -  LEGAL PROCEEDINGS

     An action was commenced against the Company on December 8, 1998 by the West Contra Costa Unified School District (the "School District") and an individual plaintiff in the State of California. The case was subsequently moved to Federal court. The complaint alleged, among other things, that the parties entered into a contract in November 1996, and that the Company unilaterally terminated the contract on December 16, 1996. The complaint further alleged that the termination resulted in the School District incurring approximately $150,000 in costs and $867,000 in expenses to obtain coverage from December 1996 until October 1997. The complaint also sought treble damages. While settlement documents are currently being finalized, the parties have reached an agreement that contemplates the Company paying to the plaintiffs an amount that is significantly lower than the amount of costs and expenses claimed, and funding a part of the plaintiffs' litigation against another defendant. The proceeds of any settlement with or verdict against such defendant will be divided between the Company and the School District. Although the settlement papers have not been finalized, the Company believes that these terms will be the crux of the agreement.

     An action commenced by a former executive of the Company, Mary Casale, who alleged that employees of the Company engaged in sex discrimination in violation of Title VII of the Civil Rights Act of 1964, has been settled, along with the Company's action against Ms. Casale and her current employer. No payments were made by or on behalf of the Company, and releases were exchanged by the parties. The matter has been withdrawn from the Equal Employment Opportunity Commission.

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS

     For information concerning the Company's 1999 Stock Option Plan, and the options currently issued and outstanding thereunder, see Note 3 of the Condensed Notes to Consolidated Financial Statements comprising Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

     No matters were submitted to a vote of the Company's security holders during the period covered by this report. However, several matters were submitted for a vote at the Company's Annual Meeting of Shareholders on January 24, 2002. See Item 5.

ITEM 5  -  OTHER INFORMATION

     a. The registrant held its 2001 Annual Meeting of Shareholders on January 24, 2002.

     B. Six (6) directors were elected at the Annual Meeting to serve until the next Annual Meeting of Shareholders and until their respective successors are duly elected and qualified, or until their earlier resignation or removal. The names of these directors and votes cast in favor of their election and votes withheld are as follows:

                  Name                     Votes For            Votes Withheld

                  Bert E. Brodsky           6,878,015               3,600
                  Gerald Shapiro            6,878,015               3,600
                  Kenneth J. Daley          6,878,015               3,600
                  Ronald L. Fish            6,878,015               3,600
                  Paul J. Konigsberg        6,878,015               3,600
                  Gerald Angowitz           6,878,015               3,600

     C. A proposal to change the Company's state of incorporation from New York to Delaware was approved as set forth below:

                  Votes For                Votes Against        Abstentions

                  5,551,115                    25,958               2,000

     D. A proposal to amend the Company's 1999 Stock Option Plan to increase the number of shares reserved for issuance thereunder, from 1,650,000 to 2,850,000, was approved as follows:

                  Votes For                Votes Against        Abstentions

                  5,393,265                   168,358              17,450

     E. The adoption of the proposal to change the Company's state of incorporation from New York to Delaware also resulted in the classification of the Board of Directors, as follows:

1.       Class I (to serve until the 2002 annual meeting):
         Gerald Shapiro and Ronald Fish
2.       Class II (to serve until the 2003 annual meeting):
         Gerald Angowitz and Kenneth J. Daley
3.       Class III (to serve until the 2004 annual meeting):
         Bert E. Brodsky and Paul J. Konigsberg

     Furthermore, effective on the date that the reincorporation is effected, the rights and duties of the Company's shareholders, directors and officers will be governed by the Certificate of Incorporation and By-Laws of the Delaware subsidiary into which the Company will be merged to effect the reincorporation. A detailed description of the effects of the reincorporation has been previously reported in the Company's Definitive Proxy Statement, which was filed with the SEC on December 21, 2001.

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

10.3 Software License Agreement and Professional Service Agreement, dated February 18, 1998, between Health Card and Prospective Health, Inc. (1)

10.4 1999 Stock Option Plan (1)

10.5 Employee Covenant Agreement, dated June 15, 1998, between Health Card and Mary Casale (1)

10.6 Employee Covenant Agreement, dated December 7, 1998, between Health Card and Marjorie O'Malley (1)

10.7 Letter, dated November 3, 1998, from Health Card to John Ciufo (1)

10.8 Confidentiality and Non-Disclosure Agreement, dated November 19, 1998, between Health Card and John Ciufo (1)

10.9 Stock Option Agreement, dated August 3, 1999, between Health Card and John Ciufo (4)

10.10 Stock Option Agreement, dated February 1, 2000, between Health Card and John Ciufo (4)

10.11 Employee Covenant Agreement, dated June 16, 1998, between Health Card and Ken Hammond (1)

10.12 Stock Option Agreement, dated August 3, 1999, between Health Card and Ken Hammond (4)

10.13 Employment Agreement, dated March 27, 2000, between Health Card and David Gershen (4)

10.14 Stock Option Agreement, dated May 1, 2000, between Health Card and David Gershen (4)

10.15 Employment Agreement, dated May 3, 2000, between Health Card and James Bigl (4)

10.16 Stock Option Agreement, dated June 12, 2000, between Health Card and James Bigl (4)

10.17 Stock Option Agreement, dated August 3, 1999, between Health Card and Kenneth J. Daley (4)

10.18 Stock Option Agreement, dated August 3, 1999, between Health Card and Gerald Angowitz (4)

10.19 Assignment,  dated November 1, 1996, from Sandata, Inc., to
      BFS Realty, LLC (1)

10.20 Lease, dated August 10, 1998, between 61 Manorhaven Boulevard, LLC and Health Card (1)

10.21 Letter,  dated June 3,  1999,  from Bert  Brodsky to Health  Card (1)

10.22 Promissory Note, dated July 1, 1997, made payable by Gerald Shapiro to the order of Health Card in the original principal amount of $300,000 (1)

10.23 Letter, dated June 3, 1999, from Gerald Shapiro to Health Card (1)

10.24 Agreement of Guaranty, dated June 1, 1998, by Bert E. Brodsky in favor of Health Card (1)

10.25 Promissory Note, dated July 31, 2000, made payable by P.W. Capital, LLC to the order of Health Card, in the amount of $3,890,940 (4)

10.26 Letter, dated June 8, 1999, from P.W. Capital Corp. to Health Card (1)

10.27 Letter, dated June 9, 1999, from Bert E. Brodsky to Health Card (1)

10.28 Letter, dated June 8, 1999, from the Bert E. Brodsky Revocable Trust to Health Card (1)

10.29 Letter  Agreement,  dated  June  30,  1999,  between  the
      Bert E.  Brodsky Revocable Trust and Health Card (1)

10.30 Employment Agreement, dated July 1, 1999, between Health Card and Bert E. Brodsky (1)

10.31 Letter, dated June 8, 1999, from Bert E. Brodsky to Health Card (1)

10.32 Form of Lock-Up Agreement (1)

10.33 Acquisition and Merger Agreement, dated as of June 27, 2000, between Health Card and Pharmacy Associates, Inc. (3)

10.34 Lease Agreement, dated March 4, 1996, between Pharmacy Associates, Inc. and Executive Park Partnership (4)

10.35 Amendment to Lease, dated November 2, 1998, between Pharmacy Associates, Inc. and Executive Park Partnership (4)

10.36 Amendment to Lease, dated November 19, 1998, between Pharmacy Associates, Inc. and Executive Park Partnership (4)

10.37 Lease Agreement, dated July 8, 1999, between Pharmacy Associates, Inc. and Executive Park Partnership (4)

10.38 Asset Purchase Agreement dated as of March 5, 2001 among National Medical Health Card Systems, Inc., PMP Acquisition Corp., Provider Medical Pharmaceutical, LLC and members of PMP (5)

10.39 Employment Agreement, dated June 4, 2001, between National Medical Health Card Systems, Inc. and Tery Baskin (6)

10.40 Stock Option Agreement, dated June 4, 2001, between National Medical Health Card Systems, Inc. and Tery Baskin (6)

10.41 Stock Option Agreement, dated June 12, 2001, between National Medical Health Card Systems, Inc. and James Bigl (6)

10.42 Asset Purchase Agreement dated January 29, 2002 by and among the Company, Health Solutions Limited ("HSL"), HSL Acquisition Corp., a wholly-owned subsidiary of the Company, and the security holders of HSL (7)

10.43 Receivables Purchase and Transfer Agreement dated January 29, 2002 by and among the Company and certain of its subsidiaries and NMHC Funding, LLC
      (7)

10.44 Loan and Security Agreement dated January 29, 2002 by and between NMHC Funding, LLC and HFC Healthco-4, LLC, an affiliate of Healthcare Finance Group, Inc. (7)

10.45 Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems, Inc. and BFS Realty, LLC (6)

10.46 Amended Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems, Inc. and BFS Realty, LLC

      (b) Reports on Form 8-K

          None.

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

(4) Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2000.

(5) Denotes document filed as an Exhibit to Health Card's Form 8-K for an event dated March 5, 2001.

(6) Denotes document filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2001.

(7) Denotes document filed as an Exhibit to Health Card's Current Report on Form 8-K for events dated January 29, 2002 and incorporated herein by reference.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                  (Registrant)



Date:    February 14, 2002                  By:      /s/ Bert E. Brodsky
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