Form 10-Q
period 2002-03-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2002-05-13
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    March 31, 2002
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    -------------

                        Commission file number 000-26749

                        NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
-------------------------------------------------------------------------------
                      (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                                             11-2581812
--------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)   (IRS Employer Identification No.)


 26 Harbor Park Drive, Port Washington, NY                             11050

-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number, Including Area Code   (516) 626-0007
                                                   ----------------------------

-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

         The number of shares outstanding of the issuer's Common Stock, as of May 8, 2002 was 7,266,519 shares.

                 NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES



                                      INDEX


                                                                                               Page

PART I        -   FINANCIAL INFORMATION

ITEM 1        -   CONDENSED FINANCIAL STATEMENTS:                                              3

                  CONSOLIDATED BALANCE SHEET as of June 30, 2001                               3
                  and March 31, 2002 (unaudited)

                  CONSOLIDATED STATEMENT OF INCOME (unaudited)                                 4
                  for the three months and nine months ended March 31, 2001
                  and 2002

                  CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)                             5
                  for the nine months ended March 31, 2001 and 2002

                  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         6

ITEM 2        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                           15
                  CONDITION AND RESULTS OF OPERATIONS

ITEM 3        -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                              21
                  MARKET RISK

PART II       -   OTHER INFORMATION                                                           22

ITEM 1        -   LEGAL PROCEEDINGS                                                           22

ITEM 2        -   CHANGES IN SECURITIES AND USE OF PROCEEDS                                   23

ITEM 3        -   DEFAULTS UPON SENIOR SECURITIES                                             23

ITEM 4        -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         23

ITEM 5        -   OTHER INFORMATION                                                           23

ITEM 6        -   EXHIBITS AND REPORTS ON FORM 8-K                                            24



                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS
            NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                                                                                       June 30,    March 31,
                                                                                                         2001        2002
                                                                                                      --------    --------
Assets                                                                                                            (unaudited)
Current:

  Cash and cash equivalents (including cash equivalent investments of $1,216                       $    12,475    $ 5,616
         and $1,245
  Accounts receivable, less allowance for possible losses of $1,847                                     30,081     60,694
           and $2,552
  Rebates receivable                                                                                     7,789     11,070
  Due from affiliates                                                                                      987        415
  Deferred tax asset                                                                                     1,103      1,728
  Other current assets                                                                                   1,004        929
-----------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                               53,439     80,452
  Property, equipment and software development costs, net                                                8,584      9,025
  Due from affiliates                                                                                    3,832      3,583
  Intangible assets, net of accumulated amortization of $39 and $237                                       266      2,693
  Goodwill                                                                                              12,944     51,032
  Other assets                                                                                              45        596
  Deferred tax asset                                                                                        --        158
-----------------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                                      $79,110   $147,539
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable and accrued expenses                                                              $  57,646   $101,843
  Current portion of capital lease obligations                                                             542        635
  Convertible notes payable                                                                                 --     11,600
  Revolving credit facility and loans payable-current                                                      110      4,225
  Due to officer/stockholder                                                                               542        554
  Due to affiliates                                                                                        344          6
  Other current liabilities                                                                              1,346        500
-----------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                           60,530    119,363
  Capital lease obligations, less current portion                                                        1,333        955
  Revolving credit facility, less current portion                                                           --      5,000
  Long term loans payable and other liabilities                                                             73        536
  Deferred tax liability                                                                                 1,702      2,143
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                                  63,638    127,997
-----------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' equity:
  Preferred stock $.10 par value; 10,000,000 shares authorized, none outstanding                            --        --
  Common Stock, $.001 par value, 25,000,000 shares authorized, 7,312,496 and
    7,457,519 shares issued and 7,121,496 and 7,266,519 outstanding                                          7         7
  Additional paid-in-capital                                                                            13,255    13,885
  Retained earnings                                                                                      3,254     6,394
  Treasury stock at cost, 191,000 shares                                                                  (744)     (744)
  Notes receivable - stockholders                                                                         (300)       --
-----------------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                                         15,472    19,542
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                                                       $ 79,110  $147,539
-----------------------------------------------------------------------------------------------------------------------------------

          See accompanying condensed notes to consolidated financial statements

               NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                   ($ in thousands, except per-share amounts)



                                                             Three months ended                Nine months ended
                                                                  March 31                          March 31
                                                            2001            2002            2001              2002
                                                            ----            ----            ----              ----

Revenues                                              $   72,374    $   145,683    $   192,513      $      313,837
Cost of claims                                            66,222        136,251        177,107             289,412
--------------------------------------------------------------------------------------------------------------------

Gross Profit                                              6,152          9,432          15,406              24,425

Selling, general and administrative expenses*             5,858          7,295          14,584              19,336
---------------------------------------------------------------------------------------------------------------------

Operating income                                            294          2,137             822               5,089

Interest income (expense), net                              253           (336)            672                (108)

Other income, net                                            --             38              --                  63
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

Income before income taxes                                  547          1,839           1,494               5,044
Provision for income taxes                                  270            736             751               1,904
---------------------------------------------------------------------------------------------------------------------

Net Income                                            $     277     $    1,103      $      743        $      3,140
---------------------------------------------------------------------------------------------------------------------

Earnings per common share:
    Basic                                             $    0.04      $    0.15      $     0.10        $       0.44
---------------------------------------------------------------------------------------------------------------------
    Diluted                                           $    0.04      $    0.14      $     0.10        $       0.41
---------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding:
    Basic                                                7,121           7,209           7,094               7,179
---------------------------------------------------------------------------------------------------------------------
    Diluted                                              7,151           8,023           7,101               7,750
---------------------------------------------------------------------------------------------------------------------


* Includes amounts charged by affiliates aggregating: $  1,017     $       244     $     2,993        $      1,642
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------




        See accompanying condensed notes to consolidated financial statements

                  NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                ($ in thousands)

                                                                                                    Nine months ended
                                                                                                        March 31,
                                                                                               2001                     2002
                                                                                               ----                     ----
Cash flows from operating activities:
      Net income                                                                         $     743                 $   3,140
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                          1,802                     2,281
      Amortization of deferred gain                                                             --                       (63)
      Net gain on sale of capital assets                                                        --                      (370)
      Bad debt expense and allowance for possible losses                                       378                       675
      Compensation expense accrued to officer/stockholder                                      358                        13
      Deferred income taxes                                                                   (40)                     (343)
      Interest accrued on stockholders' loans                                                 (19)                      --
      Changes in assets and liabilities, net of effect from
       acquisitions:
                  (Increase) decrease in:
                    Accounts receivable                                                     (8,154)                  (31,289)
                    Rebates receivable                                                        (719)                   (3,281)
                    Other current assets                                                      (150)                       68
                    Due to/from affiliates                                                    (625)                      483
                    Other assets                                                                44                       (54)
                  Increase (decrease) in:
                    Accounts payable and accrued expenses                                   10,144                    43,032
                    Other current liabilities                                                  (44)                     (595)
                    Other long term liabilities                                                  9                       380
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    3,727                    14,077
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
                  Capital expenditures                                                      (2,543)                   (2,376)
                   Proceeds from sale of capital assets                                         31                     1,321
                   Acquisition of Centrus, net of cash acquired                                 --                   (40,284)
                   Acquisition of PAI, net of cash acquired                                 (4,487)                       --
                   Acquisition of PMP, net of cash and cash equivalents                     (6,684)                       --
                   Repayment of note by stockholder                                             --                       300
                   Interest received on notes from stockholders                                 39                        --
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      (13,644)                  (41,039)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
                   Proceeds from exercise of stock options                                      --                       380
                   Proceeds from convertible note offering                                      --                    11,600
                   Proceeds from revolving credit facility                                   4,000                    28,700
                   Repayment of revolving credit facility, net                              (4,000)                  (19,506)
                   Deferred financing costs                                                     --                      (532)
                   Repayment of debt and capital lease obligations                            (518)                     (539)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                           (518)                   20,103

---------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                   (10,435)                  (6,859)
Cash and cash equivalents at beginning of period                                             15,725                   12,475
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $   5,290              $     5,616
---------------------------------------------------------------------------------------------------------------------------------
                       See accompanying condensed notes to consolidated financial statements


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                               (Unaudited)

1.       BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc. (the "Company") and its wholly owned subsidiaries, Pharmacy Associates, Inc. ("PAI"), Interchange PMP, Inc. ("PMP"), Centrus Corporation f/k/a HSL Acquisition Corp. (see Note 2) ("Centrus") National Medical Health Card IPA, Inc. ("IPA"), PSCNY IPA, Inc. ("PSCNY"), and Specialty Pharmacy Care, Inc. ("Specialty"); also included on a consolidated basis are the accounts of NMHC Funding, LLC ("Funding"), a limited liability company of which the Company and its subsidiaries are the owners of all of the membership interests. Unless the context otherwise requires, references herein to the "Company" refer to the Company and its subsidiaries, on a consolidated basis. All material intercompany balances and transactions have been eliminated in the consolidation.

     The  accompanying  unaudited  consolidated  financial  statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the March 31, 2002 and 2001 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended June 30, 2001. The results of operations for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K, for the year ended June 30, 2001 (the "Annual Report").

2.       BUSINESS ACQUISITIONS

     The Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement"), dated as of January 29, 2002, with Health Solutions, Ltd., a New York corporation ("HSL"), HSL Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("Sub"), and the securityholders of HSL named therein, pursuant to which the Company agreed to acquire certain assets of HSL relating to the pharmacy benefit management business (PBM) conducted by HSL under the name "Centrus" (the "Acquisition"). Centrus provides PBM services primarily to managed care organizations in the northeast. The Company intends to continue to use the Centrus assets to provide PBM services. The Centrus existing business complements the Company's business while significantly strengthening the Company's managed care business.

     The aggregate purchase price of the Acquisition was $40.0 million in cash, of which $3.0 million is held in escrow to secure certain indemnification obligations. The Company acquired approximately $1.5 million of HSL's assets and also agreed to assume approximately $1.5 million of HSL's liabilities relating to the Centrus business. The acquisition was accounted for under the purchase method of accounting and the results of Centrus' operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $40,668,451, which consists of the following components: (i) customer relationships valued at $2,415,000, which will be amortized over five
(5) years; (ii) an employment agreement and a consulting agreement valued at a combined value of $89,000, which will be amortized over two (2) years: (iii) non-compete contracts valued at $76,000, which will be amortized over four (4) years, and (iv) goodwill of $38,088,451, which will not be amortized per SFAS 142 (see Note 8). In addition, the Company has agreed to pay HSL, as additional purchase price, up to $4 million over a period of three years if the acquired Centrus business achieves certain financial performance targets during the two-year period following the Closing. HSL may also be entitled to an additional incentive payment based on the financial performance of the Centrus business during the one-year period following the Closing.

     Simultaneously with the consummation of the Acquisition, the Company entered into an Employment Agreement and a Stock Option Agreement with the former president of Centrus, pursuant to which he will serve as Executive Vice President of Managed Care for the Company. Additionally, several members of Centrus' management team have joined the Company as employees or consultants, and have been granted stock options to purchase an aggregate of 450,000 shares of Common Stock, under the Company's 1999 Stock Option Plan, as amended.

     On January 29, 2002, the Company and certain of its subsidiaries entered into a $40 million secured revolving credit facility (the "Facility") with a specialty finance company. In connection with the Facility, the Company and certain of its subsidiaries have agreed to transfer, on an on-going basis, their accounts receivable to Funding. The Facility has a three year term, provides for borrowing up to $40 million at the London InterBank Offered Rate (LIBOR) plus 2.40% and is secured by receivables and other assets of the Company and certain of its subsidiaries. Borrowings of $28.7 million under the Facility were used to finance part of the purchase price of the Acquisition and will also be used by the Company and certain of its subsidiaries for working capital purposes and future acquisitions in support of its business plan. As of April 30, 2002, approximately $10,966,000 was outstanding under the Facility.

     On January 22, 2002 the Company completed a convertible note offering (the "Note Offering") in the aggregate principal amount of $11.6 million, which is subordinated to the Facility. Pursuant to the Note Offering, subscribers received a promissory note (each a "Note") paying interest quarterly on the unpaid principal balance at the rate of 12% per annum. The subscribers, including Kenneth Daley and Gerald Shapiro, who are directors of the Company, are all accredited investors. The Notes have a term of one year, unless otherwise extended pursuant to the terms of the Note. The Notes are convertible at anytime at the election of the holders into shares of the common stock, par value $.001 per share (the "Common Stock") of the Company ("Conversion Shares") at a conversion price per share equal to $12.00, the fair value of the Common Stock on January 22, 2002. The Note holders have been granted certain registration rights with respect to the Conversion Shares pursuant to a Registration Rights Agreement. Proceeds from the Note Offering were used to finance part of the purchase price of the Acquisition and will also be used by the Company and certain of its subsidiaries for working capital purposes and future acquisitions in support of its business plan.

     The Company completed two acquisitions in its fiscal year ended June 30, 2001; PAI which was acquired and included in the consolidated financial statements as of July 20, 2000 and PMP which was acquired and included in the consolidated financial statements as of March 5, 2001.

     The summarized unaudited pro forma results of operations set forth below for the three and nine months ended March 31, 2001 and March 31, 2002 assume the Centrus, PAI and PMP acquisitions had occurred as of the beginning of each of these periods.

                                              Three Months Ended March 31
                                              ---------------------------
                                             2001                      2002
                                             ----                      ----

Revenues                                  $137,550,993             $168,474,078
Net income                                $  1,183,631             $  1,200,190
Net income per common share:
   Basic                                  $       0.17             $       0.17
   Diluted                                $       0.17             $       0.15
Pro forma weighted average number
 of common shares outstanding:
   Basic                                     7,121,496                7,209,053
   Diluted                                   7,150,501                8,022,652


                                                 Nine Months Ended March 31
                                                 --------------------------
                                              2001                      2002
                                              ----                      ----

Revenues                                $389,900,211               $472,734,080
Net income                              $  2,575,687               $  3,859,684
Net income per common share:
   Basic                                $       0.36               $       0.54
   Diluted                              $       0.36               $       0.50
Pro forma weighted average number of
common shares outstanding:
   Basic                                   7,093,759                  7,178,540
   Diluted                                 7,101,385                  7,749,738

     Pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of the acquired entity and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.

3.      STOCK OPTIONS

     During the nine months ended March 31, 2002, the Company granted 552,457 stock options and 127,654 stock options were cancelled for a net of 424,803 stock options under the 1999 Stock Option Plan (the "Plan"). The options granted during this period are exercisable at prices ranging from $3.50 to $15.10 and terminate between four and ten years from the grant date. The total number of shares of common stock reserved by the Company for issuance under the Plan is 2,850,000 plus an indeterminable number of shares of common stock issuable pursuant to the anti-dilution provisions of the Plan or upon the exercise of "reload options." There are no options outstanding that contain the "reload" provision. Shares issuable pursuant to options granted under the Plan as of March 31, 2002 equal 1,577,456, net of 82,523 options exercised to date.

         See also Note 11 hereto ("Subsequent Events").

4.       EARNINGS PER SHARE

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                                                 Three months ended March 31,
                                                                                 2001                  2002
                                                                                 ----                  ----
     Basic weighted average # of shares outstanding                         7,121,496               7,209,052
     Effect of assumed exercise of employee stock options                      29,005                 771,933
     Contingently issuable shares  related to the PAI acquisition                   -                  41,667
                                                                            ---------               ---------
     Diluted weighted average # of shares outstanding                       7,150,501               8,022,652
                                                                            =========               =========

                                                                                Nine months ended March 31,
                                                                                 2001                 2002
                                                                                 ----                 ----
     Basic weighted average # of shares outstanding                         7,093,759               7,178,539
     Effect of assumed exercise of employee stock options                       7,626                 539,062
     Contingently issuable shares related to the PAI acquisition                   -                   32,137
                                                                            ---------              ----------
     Diluted weighted average # of shares outstanding                       7,101,385               7,749,738
                                                                            =========              ==========

     The effect of the assumed conversion of convertible notes under the Note Offering has been evaluated. The conversion would be anti-dilutive, and accordingly is not included in the calculation of diluted weighted average number of shares outstanding.

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:
                                                June 30,               March 31,
                                                  2001                    2002
                                                  ----                    ----

     Claims Payable                          $46,615,563            $ 86,557,378
     Rebates Payable to sponsors               6,479,069              10,290,199
     Other Payables                            4,550,931               4,995,691
                                             -----------            ------------
                                             $57,645,563            $101,843,268

6.       RELATED PARTY TRANSACTIONS

     Certain costs paid to affiliates were capitalized as software development costs. For the nine months ended March 31, 2002, the amount charged by affiliates and capitalized was approximately $96,000.

     As of January 1, 2002, the Company has eliminated the majority of related party service transactions with the exception being rent as described below. For the periods presented, certain general, administrative and other expenses reflected in the financial statements include allocations of certain corporate expenses from affiliates which take into consideration personnel, estimates of the time spent to provide services or other appropriate bases. These allocations include services and expenses for information systems maintenance, financial consulting, employee benefits administration, legal, communications and other miscellaneous services.

     Management believes the foregoing allocations were made on a reasonable basis. Although these allocations do not necessarily represent the costs which would have been or may be incurred by the Company on a stand-alone basis, management believes that any variance in costs would not be material.

General and administrative expenses related to transactions with affiliates included in the statement of income are:

                                                                                Three months ended
                                                                                   March 31,
                                                                             2001                      2002
                                                                             ----                      ----
     Software maintenance and related services                            $ 291,011                 $ 13,786
     Management and consulting fees                                         386,428                   56,967
     Administrative and bookkeeping services and supplies                   210,311                   72,383
     Rent and utilities                                                     129,458                  100,684
                                                                          ---------              -----------
                                                                         $1,017,208                 $243,820
                                                                        ===========               ==========

                                                                                Nine months ended
                                                                                   March 31,
                                                                             2001                      2002
                                                                             ----                      ----
     Software maintenance and related services                           $  851,316                 $495,194
     Management and consulting fees                                       1,171,805                  255,980
     Administrative and bookkeeping services and supplies                   579,181                  502,189
     Rent and utilities                                                     390,458                  389,029
                                                                         ----------                ---------
                                                                         $2,992,760               $1,642,392
                                                                         ==========               ==========


     The Company has accrued approximately $165,000 of interest income from affiliates, arising from two loans, for the nine months ended March 31, 2002. This compares to approximately $299,000 for the nine months ended March 31, 2001. The two loans are as follows: (i) Sandata Technologies, Inc. (formerly Sandata, Inc.), a corporation of which Mr. Brodsky is the Chairman of the Board, Treasurer and a principal stockholder ("Sandata"), owed the Company $500,000 principal plus interest pursuant to a promissory note dated May 31, 2000. The Note was paid in full in August 2001; (ii) a non-recourse promissory note dated July 31, 2000, made payable to the order of the Company by P.W. Capital, LLC, a company affiliated with Mr. Brodsky, in the amount of $3,890,940. Such note is payable in annual installments of $400,000, consisting of principal and interest at the rate of 8-1/2% per annum on each of the first and second anniversary dates, with the total remaining balance of principal and interest due and payable on July 31, 2003. The note is collateralized by 1,000,000 shares of $.001 par value Common Stock of the Company registered in the name of Mr. Brodsky and is subject to his personal guarantee. The first $400,000 payment due under the note as of July 31, 2001 was satisfied by offsetting an equal amount owed to Mr. Brodsky by the Company. Effective July 31, 2001, the interest rate on the note was changed to the prime rate in effect from time to time.

     The Company currently occupies 29,915 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Facility"). The Company subleases the Facility from BFS Realty, LLC, an affiliate of Mr. Brodsky (the "Affiliate"). The Affiliate leases the Facility from the Nassau County Industrial Development Agency, pursuant to a lease which was entered into by that agency and the Affiliate in July 1994, and which expires in March 2005. The Affiliate has the right to become the owner of the Facility upon expiration of the Lease. The Affiliate subleases a portion of the Facility to the Company (the "Lease"). As of November 1, 2001, the Company and the Affiliate amended the Lease. The Lease provides that, effective August 1, 2001, the rent payable by the Company shall be an aggregate annual rent of $308,305. While formerly the Company made estimated monthly real estate tax, utility and maintenance-expense payments to the Affiliate, the Lease now provides that the Company will pay its pro-rata share of such expenses directly, to the entities to whom payment must be made. The Company estimates that such monthly expenses will approximate an aggregate of $336,000 per year. The annual rent will increase by 5% per year during the term of the Lease. The annual expenses are also expected to increase, although the Company cannot estimate by how much. The Lease expires in July, 2010. The Company believes that the Facility is adequate for current purposes. Leasehold improvements made to this space during the nine months ended March 31, 2002, was approximately $60,000.

         See also Note 11 hereto ("Subsequent Events").

7.       MAJOR CUSTOMERS AND PHARMACIES

     For the three months ended March 31, 2001, approximately 17% of the consolidated revenues of the Company were from one plan sponsor administering multiple plans. For the three months ended March 31, 2002, approximately 37% of the consolidated revenues of the Company were from two plan sponsors administering multiple plans. For the nine months ended March 31, 2001, approximately 19% of the revenues were from one plan sponsor administering multiple plans, while 22% of the revenues for the nine months ended March 31, 2002 were from two plan sponsors administering multiple plans. Amounts due from these sponsors at March 31, 2002 approximated $2,174,000.

     For the three months ended March 31, 2001, approximately 28% of the cost of claims were from two pharmacy chains. For the three months ended March 31, 2002, approximately 19% of the cost of claims were from one pharmacy chain. For the nine months ended March 31, 2001, approximately 25% of the cost of claims were from two pharmacy chains and approximately 20% of the cost of claims were from one pharmacy chain for the nine months ended March 31, 2002. Amounts payable to this pharmacy chain at March 31, 2002 was approximately $14,589,000.

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

     SFAS 142 requires the disclosure of net income and earnings per share computed on a pro forma basis by reversing the goodwill amortized in the periods presented. Such pro forma disclosures are required in the period of adoption and thereafter until all periods presented reflect goodwill accounted for in accordance with SFAS 142. Had SFAS 142 been effective prior to July 1, 2001, our net income would have been $374,000 or $0.05 per basic and diluted share for the three months ended March 31, 2001 and $975,000, or $0.14 per basic and diluted share for the nine months ended March 31, 2001.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS 144 is effective for the Company on July 1, 2002. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company's 2003 financial statements.

     The consolidated financial statements reflect, for all periods presented, the adoption of the classification requirements pursuant to Emerging Issues Task Force ("EITF") No. 00-14, Accounting for Certain Sales Incentives, which was effective in the Company's third quarter of 2001, and was subsequently codified as EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer. Accordingly, the Company reduced cost of claims for the prior periods presented for rebates received from pharmaceutical manufacturers and reduced revenues for the rebates which are shared with the Company's customers. Historically, the Company recorded the net difference between the rebates received and paid out as a reduction to cost of claims.





9.       SUPPLEMENTAL CASH FLOW INFORMATION

     During the nine months ended March 31, 2001 and March 31, 2002, the Company paid $178,489 and $540,748 in interest and $838,210 and $2,071,516 in income taxes, respectively. During the nine months ended March 31, 2001, in a non-cash transaction, the Company issued 400,000 shares of its unregistered Common Stock, valued at $849,920, as part of the acquisition of PAI in July 2000. During the nine months ended March 31, 2002, in a second non-cash transaction, the Company issued 62,500 shares of its unregistered Common Stock, valued at $250,000, as additional consideration to the stockholders of PAI in August 2001.

10.      LITIGATION

         See Item 1 of Part II of this Quarterly Report on Form 10-Q.

11.      SUBSEQUENT EVENTS

     On April 12, 2002, the Company and James Bigl, then the President of the Company, entered into an Amendment to Promissory Note pursuant to which the Company agreed to increase the amount loaned to Mr. Bigl to $100,000. The loan bears interest at 8%, and is due on April 25, 2003.

     On April 30, 2002, the board of Directors adopted resolutions authorizing an increase by one in the number of Directors constituting the Board of Directors, and appointing James Bigl to fill the newly created vacancy. On the same date, the Board accepted the resignation of Bert E. Brodsky as Chief Executive Officer of the Company and appointed Mr. Bigl as Chief Executive Officer. In conjunction with his new positions, the Board granted Mr. Bigl 100,000 options to purchase Common Stock at an option price of $9.00 per share, vesting over a four-year period, and increased his salary, effective June 12, 2002.

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plans Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement. MHP is seeking three (3) million dollars in damages. The Company believes the claims alleged in the complaint are without merit and intends to vigorously defend the action.

       NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION
         --------------------------------------------

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Revenues increased $73.3 million, or approximately 101%, from $72.4 million for the three months ended March 31, 2001, to $145.7 million for the three months ended March 31, 2002. Of the increase, $51.6 million, or 70%, was due to the inclusion of revenues from Centrus from January 29 through March 31, 2002. PMP accounted for another $5.1 million of the increase since it was acquired on March 5, 2001 and included three months of revenue in the quarter ended March 31, 2002 compared to less than one month in the quarter ended March 31, 2001. Another $14.3 million of the increase was due to revenues related to new sponsors or new services offered during the quarter ended March 31, 2002. The majority of the balance of the increase, or $2.3 million, was due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant.

     Cost of claims increased $70.0 million, or approximately 106%, from $66.2 million for the three months ended March 31, 2001, to $136.2 million for the three months ended March 31, 2002. Centrus accounted for $49.8 million, or 71% of the increase. PMP accounted for another $4.7 million of the increase. An increase in gross rebates received accounted for $0.8 million of the increase. The balance of the increase is related to the increased revenue as described above. As a percentage of revenues, cost of claims increased from 91.5% to 93.5% for the three months ended March 31, 2001 and March 31, 2002, respectively. The increase relates primarily to the higher cost of claims on the Centrus book of business, which serves primarily, managed care clients. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. Centrus' cost of claims for the quarter ended March 31, 2002 ran about 3 to 6 percentage points greater then the rest of the Company's business, and since Centrus accounted for 35% of the Company's revenue in the quarter, this impacted the overall cost of claims percentage.

     Gross profit increased from $6.1 million, for the three months ended March 31, 2001, to $9.4 million for the three months ended March 31, 2002; a $3.3 million, or 53% increase. In addition to the revenue volume increase, Centrus accounted for $1.8 million, or 55%, of the increase. PMP accounted for another $0.4 million, and the net increase in rebates after accounting for the amount that is shared with sponsors accounted for another $1.1 million, or 33%. Gross profit, as a percentage of revenue, declined from 8.5% to 6.5%, for the three months ended March 31, 2001 and March 31, 2002, respectively. The decrease year-over-year is principally related to the lower margins achieved by Centrus. There is also a general decline in margins in the industry due to competitive pressures.

     Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $1.4 million, or approximately 25%, from $5.9 million for the three months ended March 31, 2001 to $7.3 million for the three months ended March 31, 2002. Approximately 93% of the increase, or $1.3 million, was related to the inclusion of Centrus in the consolidated numbers. There were quarter over quarter increases in several areas which were partially offset by the elimination of goodwill amortization due to the adoption of SFAS 142. Per SFAS 142, the Company no longer amortizes goodwill as of July 1, 2001 (see Note
8).

     Selling, general, and administrative expenses as a percentage of revenue declined from 8.1% for the quarter ended March 31, 2001 to 5.0% for the quarter ended March 31, 2002. The primary reason for the decline is that with the Centrus acquisition revenues increased approximately 101% quarter over quarter, while selling, general, and administrative expenses only increased approximately 25% over these periods as there are benefits from economies of scale.

     General and administrative expenses charged by affiliates decreased approximately $773,000, or 76%, quarter over quarter from $1,017,000 to $244,000 for the three months ended March 31, 2001 and March 31, 2002, respectively. The Company has eliminated most of the related party service transactions with affiliates effective January 1, 2002. The majority of the decrease related to reduced information technology services and management and consulting fees procured from affiliated companies. The use of outside consultants for the most part replaced the use of affiliated companies to update the information technology infrastructure.

     For the three months ended March 31, 2001, the Company recognized other income, net, of approximately $253,000. For the three months ended March 31, 2002, the Company incurred other expense, net of approximately $298,000. The components of the approximate $551,000 increase in net expense were an approximate $375,000 increase in interest expense, and an approximate $213,000 decrease in interest income, and an approximate $38,000 gain on sold assets. The primary reasons for the net increase in expense were the interest expense incurred on the Company's revolving credit facility and on the Note Offering during the quarter ended March 31, 2002 to finance the acquisition of Centrus - see Item 2 of Part I. Partially offsetting the increase in interest expense was an approximate $38,000 gain on the sale of assets related to a sale/leaseback transaction, which gain of approximately $459,000 was recorded as deferred revenue and is being recognized over the life of the lease, which is thirty-six
(36) months.

     Income before income taxes increased approximately $1.3 million, or 236%, from approximately $0.5 million for the three months ended March 31, 2001, to approximately $1.8 million for the three months ended March 31, 2002. The primary reason for the increase was the increased gross margin generated as described above. Centrus contributed $0.5 million of the increase prior to the interest expense incurred to acquire Centrus.

     EBITDA (earnings before interest, taxes, depreciation and amortization) for these same periods showed a increase of approximately $2.0 million, or 210%, from approximately $1.0 million for the three months ended March 31, 2001 to approximately $3.0 million for the three months ended March 31, 2002. The majority of the increase is due to the $1.8 million increase in operating income, which again was due to the increase in gross profit dollars generated during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

     The effective tax rate decreased from 49% for the three months ended March 31, 2001 to 40% for the three months ended March 31, 2002. The decrease stemmed primarily from the adoption of SFAS 142. Effective July 1, 2001 the Company is no longer amortizing goodwill pursuant to SFAS 142 which results in lowering the effective rate due to the fact that the goodwill related to the PAI acquisition is no longer a permanent difference, since it is not deductible for book or tax purposes (See Note 8).

  Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

     Revenues increased $121.3 million, or approximately 63%, from $192.5 million for the nine months ended March 31, 2001, to $313.8 million for the nine months ended March 31, 2002. Of the increase, $51.6 million, or 43%, was due to the inclusion of revenues from Centrus from January 29 through March 31, 2002. PMP accounted for another $18.8 million of the increase since it was acquired on March 5, 2001 and included nine months of revenue as of March 31, 2002 compared to less than one month in the nine months ended March 31, 2001. Another $23.2 million of the increase was due to revenues related to new sponsors or new services offered during the nine months ended March 31, 2002. The majority of the balance of the increase, or $27.7 million, was due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant.

     Cost of claims increased $112.3 million, or approximately 63%, from $177.1 million for the nine months ended March 31, 2001, to $289.4 million for the nine months ended March 31, 2002. Centrus accounted for $49.8 million, or 44% of the increase. PMP accounted for another $16.9 million or 15% of the increase. An increase in gross rebates received accounted for $4.3 million, or 4%, of the increase. The balance of the increase is related to the increased revenue as described above. As a percentage of revenues, cost of claims increased slightly from 92.0% to 92.2% for the nine months ended March 31, 2001 and March 31, 2002, respectively. The increase relates primarily to the acquisition of Centrus which generates higher cost of claims due to its managed care business (see above).

     Gross profit increased from $15.4 million, for the nine months ended March 31, 2001, to $24.4 million for the nine months ended March 31, 2002; a $9.0 million, or 59% increase. In addition to the revenue volume increase, Centrus accounted for $1.8 million, or 20%, of the increase. PMP accounted for $1.9 million, or 21%, of the increase, and the net increase in rebates after accounting for the amount that is shared with sponsors accounted for another $3.3 million, or 37%. Gross profit, as a percentage of revenue, decreased from 8.0% to 7.8%, for the nine months ended March 31, 2001 and March 31, 2002, respectively. The decrease year-over-year is again principally related to the lower margins achieved by Centrus.

     Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $4.7 million, or approximately 33%, from $14.6 million for the nine months ended March 31, 2001 to $19.3 million for the nine months ended March 31, 2002. Approximately 28% of the increase, or $1.3 million, was related to the inclusion of Centrus from January 29, 2002 to March 31, 2002 in the consolidated numbers. There were also year over year increases in the following areas: (i) an approximate $1,318,000 increase in expenditures related to increases in compensation and benefits, primarily associated with new employees including senior management; (ii) an approximate $485,000 increase in depreciation and amortization expenses related to increased hardware procurement and software development in prior periods; (iii) an approximate $1,296,000 increase in the use of outside consultants primarily to update the Company's information technology infrastructure; (iv) an approximate $301,000 increase in commission expense related to the increase in new revenues not related to the acquisitions; and (v) an approximate $169,000 reduction in the amount of internal salaries that were capitalized related to enhancements to the Company's reporting system. Partially offsetting these increases was an approximate $233,000 decrease in intangible amortization due to the adoption of SFAS 142. Per SFAS 142, the Company no longer amortizes goodwill as of July 1, 2001 (see
Note 8).

     General and administrative expenses charged by affiliates decreased approximately $1,351,000, or 45%, year-over-year from $2,993,000 to $1,642,000 for the nine months ended March 31, 2001 and March 31, 2002, respectively. The Company has eliminated most of the related third party service transactions effective January 1, 2002. The majority of the decrease related to reduced information technology services and management and consulting services procured from affiliated companies. The use of outside consultants for the most part replaced the use of affiliated companies to update the information technology infrastructure.

     For the nine months ended March 31, 2001, the Company recognized other income, net, of approximately $672,000. For the nine months ended March 31, 2002, the Company incurred other expense, net, of approximately $45,000. The components of the approximate $717,000 increase in net expense were an approximate $362,000 increase in interest expense, an approximate $418,000 decrease in interest income, and an approximate $63,000 gain on sold assets. The primary reasons for the net increase in expense were the interest expense incurred on the Company's revolving credit facility and on the Note Offering during the year to finance the acquisition of Centrus - see Item 2 of Part I. Partially offsetting the increase in interest expense was an approximate $63,000 gain on the sale of assets related to a sale/leaseback transaction.

     Income before income taxes increased approximately $3.5 million, or 238%, from approximately $1.5 million for the nine months ended March 31, 2001, to approximately $5.0 million for the nine months ended March 31, 2002. The primary reason for the increase was the increased gross margin generated as described above. Centrus contributed $0.5 million of the increase prior to the interest expense incurred to acquire Centrus.

     EBITDA for these same periods showed an increase of approximately $4.7 million, or 173%, from approximately $2.7 million for the nine months ended March 31, 2001 to approximately $7.4 million for the nine months ended March 31, 2002. The majority of the increase is due to the $4.3 million increase in operating income, which again was due to the increase in gross profit dollars generated during the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001.

     The effective tax rate decreased from 50% for the nine months ended March 31, 2001 to 38% for the nine months ended March 31, 2002. The decrease stemmed primarily from the adoption of SFAS 142. Effective July 1, 2001 the Company is no longer amortizing goodwill pursuant to SFAS 142 which results in lowering the effective rate due to the fact that the goodwill related to the PAI acquisition is no longer a permanent difference, since it is not deductible for book or tax purposes (See Note 8).

     The increase in income before income taxes and the lower overall effective tax rate for the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001, led to a $2.4 million, or 322%, increase in net income from $0.7 million to $3.1 million.

Liquidity and Capital Resources

     The Company's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. The Company also requires cash for potential acquisitions of other pharmacy benefit management companies or of companies providing related services. As of March 31, 2002, the Company had a working capital deficit of $38.9 million, as compared to a working capital deficit of $7.1 million as of June 30, 2001. The Company's working capital deficit increased in the quarter ended March 31, 2002 due to the acquisition of Centrus, as the Company paid $40.0 million in cash. The decline in working capital was partially offset by the increased profitability generated during the nine months ended March 31, 2002.

     Net cash provided by operating activities was $3.7 million for the nine months ended March 31, 2001, as compared to $14.1 million for the nine months ended March 31, 2002. For the nine months ended March 31, 2002, accounts payable increased by $43.0 million primarily related to Centrus' claims and rebates payables being added in the third quarter. At the same time, accounts and rebates receivables increased by $34.6 million, again primarily due to Centrus. The net effect of these two items was $8.4 million of net cash provided by operations. For the nine months ended March 31, 2001 accounts and rebates receivables increased by $8.9 million and accounts payable increased by $10.1 million, a net provision of cash of only $1.2 million, a difference of $7.2 million during the two periods.

     Historically, the timing of the Company's accounts receivable and accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan sponsors, on the one hand, and the Company's pharmacy network, on the other hand. These terms generally lead to the Company's payments to participating pharmacies being slower than its corresponding collections from plan sponsors. The Company believes that this situation is not unusual in the pharmacy benefit management industry and expects to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future; and if they were to change materially, the Company could require additional working capital financing. The Company has put in place a $40 million revolving credit facility for acquisitions and working capital financing. However, if such terms of trade were to change materially, and/or if the Company were unable to obtain sufficient working capital financing, there could be a material adverse effect on the Company's business, financial condition or results of operations.

     Net cash used in investing activities was $13.6 million for the nine months ended March 31, 2001 as compared to $41.0 million for the nine months ended March 31, 2002. The primary differences in the two periods were the acquisitions completed. The nine months ended March 31, 2001 included the acquisitions of PAI and PMP which used net cash of $11.1 million. The nine months ended March 31, 2002 included the acquisition of Centrus which used $40.3 million of net cash. The difference in the amount of net cash required for these three acquisitions was $29.2 million. The net cash outlay for PAI was $4.5 million, representing the initial payment of $6.0 million plus $0.2 million of related expenses, less PAI's cash balance at July 20, 2000 of $1.7 million. The net cash outlay for PMP was $6.7 million, representing the initial payment of $6.8 million plus $0.2 million of related expenses, less PMP's cash balance at March 5, 2001 of $0.3 million. The net cash outlay for Centrus was $40.3 million, representing the initial payment of $40.0 million plus $0.3 of related expenses. None of Centrus' existing cash was acquired. Partially offsetting the increase in cash used over the two periods was the $1.3 million gross proceeds from the sale/leaseback transaction in October 2001.

     Net cash used in financing activities was approximately $0.5 million for the nine months ended March 31, 2001. This compares to the $20.1 million provided by financing activities in the nine months ended March 31, 2002. During the nine months ended March 31, 2002, the Company put in place the Note Offering and the revolving credit facility which initially brought in $40.3 million of cash into the Company. (See Note 2 of the Condensed Notes to Consolidated Financial Statements Part I.) Of this, $19.5 million was repaid by March 31, 2002.

     During fiscal year 2000, the Company entered into three capital lease transactions for hardware and software. The purchase price of these capital assets was $2,537,730. One hardware lease is for a term of 57 months, with monthly payments of $40,322. Another hardware lease is for a term of 60 months, with monthly payments of $3,245. The software lease is for a term of 33 months, with monthly payments of $13,662. The principal balance of these three capital leases as of March 31, 2002 was $1,473,410.

     PAI stockholders were eligible to receive up to $1,000,000 in additional consideration payable in combination of cash and Common Stock if certain financial targets of PAI were met for the fiscal year ended June 30, 2001. These targets were achieved, and $750,000 in cash was paid, and 62,500 shares of the Company's Common Stock valued at $4.00 per share were issued to the PAI stockholders at the end of August 2001. The PAI stockholders are eligible to receive one more payment of up to $1 million if certain financial targets of PAI are met for the fiscal year ended June 30, 2002. It is the Company's expectation that these amounts will be earned and paid by the end of August 2002.

     The members of PMP are eligible to receive additional consideration of up to $1,000,000 if certain PMP clients are retained over the next three years. It is the Company's expectations that these amounts will not be earned as the identified clients were not generally retained directly, although they were replaced.

     The   shareholders   of  Centrus  are   eligible   to  receive   additional
consideration of up to $4,000,000, payable over three years, if certain financial targets are met over the next two years.

     In February 1998, the Company entered into an agreement with an unaffiliated third party for computer software products and professional services. The agreement required the Company to pay an initial license fee. In addition, if certain milestones are met, based on the number of processed claims as defined in the agreement, the initial license fee increases in specified increments. To date, four such milestones have been met, resulting in a 100% increase in the license fee. The agreement also provides for the annual payment of a fee for maintenance and updating services equal to 18% of the initial license fee, as defined. It is anticipated that, based on internal growth and the Centrus acquisition, that the last milestone will be met. If the remaining milestone is reached, the cash outlay by the Company would be $100,000.

     On January 29, 2002, the Company entered into a $40 million revolving credit facility (the "Facility") with a specialty finance company, to be used for working capital purposes and future acquisitions. The Facility replaced the Company's existing credit facilities with its former lenders. The Facility has a three-year term and is secured by the Company's and its subsidiaries' receivables and other assets. Interest is payable monthly and provides for borrowing of up to $40 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.4%. Borrowings of $28.7 million under the Facility were used to finance part of the purchase price of the Company's recent acquisition of Centrus. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreements governing the Facility. As of April 30, 2002, approximately $10,966,000 was outstanding under the Facility.

     The Company anticipates that current cash positions, after its three acquisitions and the repayment of certain affiliate and shareholder debt, together with anticipated cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of the Company's stated goals to acquire other pharmacy benefit management companies, evidenced by the three acquired within the last 2 years. This will require cash and depending on the Company's evaluation of future acquisitions, additional cash may be required. In the event that the Company's plans change or its assumptions prove to be inaccurate or the proceeds from the Facility prove to be insufficient to fund operations and acquisitions, the Company could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

Not applicable.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1    -       LEGAL PROCEEDINGS

     An action was commenced against the Company on December 8, 1998 by the West Contra Costa Unified School District (the "School District") and an individual plaintiff in the State of California. The case was subsequently moved to Federal court. The complaint alleged, among other things, that the parties entered into a contract in November 1996, and that the Company unilaterally terminated the contract on December 16, 1996. The complaint further alleged that the termination resulted in the School District incurring approximately $150,000 in costs and $867,000 in expenses to obtain coverage from December 1996 until October 1997. The complaint also sought treble damages. The parties have reached an agreement pursuant to which the Company has paid to the plaintiffs an amount that is lower than the amount of costs and expenses claimed, and is funding a part of the plaintiffs' litigation against another defendant. The proceeds of any settlement with or verdict against such defendant will be divided between the Company and the School District.

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plans Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement. MHP is seeking three (3) million dollars in damages. The Company believes the claims alleged in the complaint are without merit and intends to vigorously defend the action.


ITEM 2    -       CHANGES IN SECURITIES AND USE OF PROCEEDS
                  -----------------------------------------

     For information concerning the Company's 1999 Stock Option Plan, and the options currently issued and outstanding thereunder, see Note 3 of the Condensed Notes to Consolidated Financial Statements comprising Item 1 of Part I of this Quarterly Report on Form 10-Q.

     Pursuant to the terms of the PAI Agreement, the Company issued 400,000 shares of unregistered Common Stock of the Company to certain PAI stockholders at the time of the acquisition. The stock issued to the PAI stockholders was valued at $849,920. In August 2001, the Company issued 62,500 shares of unregistered Common Stock of the Company to the PAI stockholders as additional consideration. These shares were valued at $250,000.. The Company was advised that the issuance of such shares was exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

     On January 22, 2002, the Company completed a convertible note offering in the aggregate principal amount of $11.6 million. For a complete description of this note offering, see Note 2 of the Condensed Notes to Consolidated Financial Statements in Part I hereof. The Company was advised that the issuance of such shares was exempt from registration under the Securities Act by virtue of
Section 4(2) thereof.

ITEM 3    -     DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4   -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

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

     E. The adoption of the proposal to change the Company's state of incorporation from New York to Delaware also resulted in the classification of the Board of Directors, as follows:


Class I (to serve until the 2002 annual meeting): Gerald Shapiro and Ronald Fish Class II (to serve until the 2003 annual meeting):Gerald Angowitz and
                                                    Kenneth J. Daley
Class III (to serve until the 2004 annual meeting): Bert E. Brodsky and
                                                     Paul J. Konigsberg


     Effective as of February 15, 2002, the rights and duties of the Company's shareholders, directors and officers are governed by the Certificate of Incorporation and By-Laws of the Delaware corporation into which the Company was merged to effect the reincorporation. A detailed description of the effects of the reincorporation has been previously reported in the Company's Definitive Proxy Statement, which was filed with the SEC on December 21, 2001.

ITEM 5  -   OTHER INFORMATION
            -----------------

    None.

Item 6  -   EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

(a) Exhibits

Exhibit
Number     Description of Exhibit

3.1        Restated Certificate of Incorporation of Health Card (1)
3.2        Certificate of Amendment, filed May 25, 1999, to Certificate of
            Incorporation of Health Card (1)
3.3        Restated Certificate of Incorporation of Health Card, as amended (2)
3.4        Amended and Restated By-Laws of Health Card (1)
4.1        Form of Specimen Common Stock Certificate (1)
4.2        Form of Warrant Agreement, including form of
            Representatives' Warrants (1)
10.1       Mail Service Provider Agreement, dated July 1, 1996,
            between Health Card and Thrift Drug, Inc. d/b/a
            Express Pharmacy Services (1)
10.2       Amendment to Mail Service Provider Agreement, dated
            January 1, 1997, between Health Card and Thrift Drug, Inc.
            d/b/a Express Pharmacy Services (1)
10.3       Software License Agreement and Professional Service Agreement,
            dated February 18, 1998, between Health Card and
            Prospective Health, Inc. (1)
10.4       1999 Stock Option Plan (1)
10.5       Employee Covenant Agreement, dated June 15, 1998, between
            Health Card  and Mary Casale (1)
10.6       Employee Covenant Agreement, dated June 16, 1998, between
            Health Card and Ken Hammond (1)
10.7       Stock Option Agreement, dated August 3, 1999, between Health Card and Ken Hammond (4)
10.8       Employment Agreement, dated March 27, 2000, between Health Card and
            David Gershen (4)
10.9       Stock Option Agreement, dated May 1, 2000, between Health Card and
            David Gershen (4)
10.10      Employment Agreement, dated May 3, 2000, between Health Card and
            James Bigl (4)
10.11      Stock Option Agreement, dated June 12, 2000, between Health Card and
            James Bigl (4)
10.12      Stock Option Agreement, dated August 3, 1999, between Health Card and Kenneth J. Daley (4)
10.13      Stock Option Agreement, dated August 3, 1999, between Health Card and
            Gerald Angowitz (4)
10.14      Assignment, dated November 1, 1996, from Sandata, Inc., to BFS
            Realty, LLC (1)
10.15      Lease, dated August 10, 1998, between 61 Manorhaven Boulevard, LLC and Health Card (1)
10.16      Letter, dated June 3, 1999, from Bert Brodsky to Health Card (1)
10.17      Letter, dated June 3, 1999, from Gerald Shapiro to Health Card (1)
10.18      Agreement of Guaranty, dated June 1, 1998, by Bert E. Brodsky in favor of Health Card (1)
10.19      Promissory Note, dated July 31, 2000, made payable by P.W. Capital,
            LLC to the order of Health Card, in the amount of $3,890,940 (4)
10.20      Letter dated June 8, 1999, from P.W. Capital Corp. to Health Card (1)
10.21      Letter, dated June 9, 1999, from Bert E. Brodsky to Health Card (1)
10.22      Letter, dated June 8, 1999, from the Bert E. Brodsky Revocable Trust to Health Card (1)
10.23      Letter Agreement, dated June 30, 1999, between the Bert E. Brodsky
            Revocable Trust and Health Card (1)
10.24      Employment Agreement, dated July 1, 1999, between Health Card and
            Bert E. Brodsky (1)
10.25      Letter, dated June 8, 1999, from Bert E. Brodsky to Health Card (1)
10.26      Form of Lock-Up Agreement (1)
10.27      Acquisition and Merger Agreement, dated as of June 27, 2000, between
            Health Card and Pharmacy Associates, Inc. (3)
10.28      Lease Agreement, dated March 4, 1996, between Pharmacy Associates,
            Inc. and Executive Park Partnership (4)
10.29      Amendment to Lease, dated November 2, 1998, between Pharmacy
            Associates, Inc. and Executive Park Partnership (4)
10.30      Amendment to Lease, dated November 19, 1998, between Pharmacy
            Associates, Inc. and Executive Park Partnership (4)
10.31      Lease Agreement, dated July 8, 1999, between Pharmacy Associates,
            Inc. and Executive Park Partnership (4)
10.32      Asset Purchase Agreement dated as of March 5, 2001 among National
            Medical Health Card Systems, Inc., PMP Acquisition Corp.,
            Provider Medical Pharmaceutical, LLC and members of PMP (5)
10.33      Employment Agreement, dated June 4, 2001, between National Medical
            Health Card Systems, Inc. and Tery Baskin (6)
10.34      Stock Option Agreement, dated June 4, 2001, between National Medical
            Health Card Systems, Inc. and Tery Baskin (6)
10.35      Stock Option Agreement, dated June 12, 2001, between National
            Medical Health Card Systems, Inc. and James Bigl (6)
10.36      Asset Purchase  Agreement dated January 29, 2002 by and among the
            Company, Health Solutions Limited ("HSL"), HSL Acquisition Corp., a wholly-owned subsidiary of the Company, and the security holders of HSL (7)
10.37      Receivables  Purchase  and  Transfer  Agreement  dated  January  29,
            2002 by and among the Company and certain of its subsidiaries and NMHC Funding, LLC (7)
10.38      Loan  and  Security  Agreement  dated  January  29,  2002 by and between NMHC Funding, LLC and HFC Healthco-4, LLC, an affiliate of Healthcare Finance Group, Inc. (7)
10.39      Lease Agreement dated as of August 1, 2001,  between  National
            Medical Health Card Systems,  Inc. and BFS Realty, LLC (6)
10.40      Amended Lease  Agreement  dated as of August 1, 2001,  between
            National  Medical Health Card Systems, Inc. and BFS Realty, LLC

(b)      Reports on Form 8-K

     A Form 8-K was filed with the Securities and Exchange Commission on February 11, 2002 related to the acquisition of Centrus.

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



                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                  (Registrant)


Date:    May   , 2002               By: /s/ Bert E. Brodsky
                                        -----------------------------------
                                            Bert E. Brodsky
                                            Chairman of the Board


                                     By: /s/David J. Gershen
                                         -----------------------------------
                                            David J. Gershen
                                            Chief Financial Officer
                                             and Treasurer