Form 10-K
period 2002-06-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2002-09-30
CIK 813562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                     For the fiscal year ended June 30, 2002

[ ] Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934.

For the transition period from _______ to  __________

                        Commission file number 000-26749

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

             Delaware                                   11-2841799
(State or other jurisdiction of         (I.R.S. Employee Identification No.)
  incorporation or organization)

                              26 Harbor Park Drive
                               Port Washington, NY
                    (Address of principal executive offices)
                                      11050
                                   (Zip Code)

       Registrant's telephone number, including area code: (516) 626-0007

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on September 20, 2002 was approximately $39,133,656.


(APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No ____.

     (APPLICABLE  ONLY TO CORPORATE  REGISTRANTS)

     Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 7,594,753 shares outstanding as of September
20, 2002.

     DOCUMENTS  INCORPORATED  BY  REFERENCE:  Portions of the  definitive  Proxy
Statement to be delivered to shareholders in connection with the annual meeting of shareholders to be held in 2002 are incorporated into Part III of this Form
10-K.



                                      INDEX
                                                                                         Page No.

Forward Looking Statements

                                     PART I

Item 1.     Description of Business

Item 2.     Description of Property

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Item 6.     Selected Financial Data

Item 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Item 8.     Financial Statements and Supplementary Data

Item 9.     Changes in and Disagreements on Accounting And Financial Disclosure

                                    PART III

Item 10.    Directors and Executive Officers of Registrant
             Compliance with Section 16(a) of the Exchange Act

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Item 13.    Certain Relationships and Related Transactions

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures


                             INTRODUCTORY STATEMENTS

Forward Looking Statements

     When used herein, the words "may," "could," "estimate," "believe," "anticipate," "think," "intend," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and other factors, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. For a discussion of such risks and uncertainties, including risks relating to pricing, competition in the bidding and proposal process, our ability to consummate contract negotiations with prospective clients, dependence on key members of management, government regulation, acquisitions and affiliations, the market for PBM services, and other factors, readers are urged to carefully review and consider various disclosures made by National Medical Health Card Systems, Inc. ("Health Card" or the "Company") which attempt to advise interested parties of the factors which affect Health Card's business, including, without limitation, the disclosures made under the caption "Business" in Item 1 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 hereof.

                                     PART I

Item 1.    DESCRIPTION OF BUSINESS.

General

     Health Card is an independent company, incorporated in New York in 1981 and reincorporated in Delaware in February of 2002, that provides comprehensive pharmacy benefit management services under the name NMHCRX. Health Card's executive offices are in Port Washington, New York. The mission of Health Card is to improve our clients' members' health through the timely delivery of effective pharmaceutical care and health information management systems.

Recent Acquisitions

     On July 20, 2000 (the "Effective Date"), pursuant to the terms of an Agreement and Plan of Merger, dated as of June 27, 2000 (the "Agreement"), by and among Health Card, PAI Acquisition Corp., a wholly owned subsidiary of Health Card ("Acquisition"), Pharmacy Associates, Inc. ("Pharmacy Associates" or "PAI") and the shareholders of Pharmacy Associates, Health Card acquired PAI by virtue of Acquisition merging with and into PAI. PAI, located in Little Rock, Arkansas, is a regional pharmacy benefit management company operating in Arkansas, Louisiana and Mississippi.

     Pursuant to the Agreement, the shareholders of PAI received an aggregate of $6,000,000 in cash and 400,000 shares of unregistered common stock of Health Card. PAI stockholders were also entitled to receive additional consideration of up to $2 million, payable in a combination of cash and unregistered Common Stock, over a two-year period if certain financial targets of PAI were met, which will be accounted for as an addition to goodwill. The financial targets were achieved for both years; therefore, $750,000 in cash and $250,000 in Common Stock (62,500 shares valued at $4.00 per share) was paid and issued in August, 2001, and $750,000 in cash and $250,000 in Common Stock (41,668 shares valued at $6.00 per share) was paid and issued in August of 2002.

     Additionally, 200,000 shares of Health Card common stock issued to the shareholders of PAI that were held in escrow as security for the indemnification obligations of the PAI shareholders were released to them on July 20, 2002.

     Pursuant to the Agreement, all of the PAI shareholders agreed not to become involved, in any manner or capacity whatsoever, with any entity or individual that engages or proposes to engage in pharmacy benefit management, except Health Card or Pharmacy Associates, until June 27, 2003, and entered into non-solicitation agreements that expire on July 20, 2003.

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

     Part of the cash portion of the purchase price was put into an escrow account to provide security for PMP's indemnification obligations. Approximately $722,000 of the escrowed portion of the purchase price remains. Health Card has asserted two claims against this escrow. The total of the two claims exceeds the amount remaining in escrow, and there can be no assurance as to how much of the remaining escrow amount will be recovered, or when. Although an agreement in principle has been reached it has not been reduced to writing. The Company will be required to pay up to $1,000,000 of additional cash consideration if certain financial targets relating to PMP's business are met over the next two years, which will be accounted as an addition to goodwill. The targets which were related to retaining specific contracts were not achieved in the first year and consequently no additional consideration was paid for that period.

     The cash portion of the purchase price was obtained by a loan to the Company from The Chase Manhattan Bank pursuant to a Master Grid Note in the principal amount of $4,000,000 (the "Note"). The amount borrowed under the Note was repaid to the bank on March 9, 2001, and the Note was cancelled upon the consummation of the HFG Financing described below.

     The Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement"), dated January 29, 2002, with Health Solutions, Ltd. ("HSL"), HSL Acquisition Corp., a wholly-owned subsidiary of the Company ("Sub"), and the security holders of HSL, pursuant to which the Company acquired certain assets of HSL relating to the PBM business it conducts under the name "Centrus" (the "Centrus Acquisition").

     The purchase price for the Centrus Acquisition was $40 million in cash, of which $3 million is held in escrow to secure certain indemnification obligations ($2 million has been released as of July 2002). The Company acquired approximately $1.4 million of HSL's assets and assumed approximately $1.4 million of HSL's liabilities relating to the Centrus business. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $40.7 million. In addition, the Company has agreed to pay HSL as additional purchase price up to $4 million over a period of 3 years if the Centrus business achieves certain financial performance targets during the two-year period following the consummation of the transaction. HSL may also be entitled to an additional incentive payment based on the financial performance of the Centrus business during the one-year period following the purchase.

     In connection with the Acquisition, several members of Centrus' management team have joined the Company as employees or as a consultant, and have been granted stock options to purchase an aggregate of 375,000 shares of Common Stock, under the Company's 1999 Stock Option Plan, as amended. The Company intends to continue to use the assets acquired in the Centrus Acquisition for the delivery of cost-effective, integrated PBM services.

     In part to finance the Centrus Acquisition, on January 29, 2002, the Company and certain of its subsidiaries entered into a $40 million secured revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. In connection with the Facility, the Company and certain of its subsidiaries have agreed to sell, on an on-going basis, their accounts receivable to NMHC Funding, LLC ("Funding"), a limited liability company of which the Company and such subsidiaries are members. Funding utilizes these receivables as collateral to secure borrowings under the Facility. The Facility has a three year term, provides for borrowing up to $40 million at the London InterBank Offered Rate (LIBOR) plus 2.4%, and is secured by receivables and other assets of the Company and certain of its subsidiaries. Borrowings of $28.4 million under the Facility were used to finance part of the purchase price of the Centrus Acquisition. The Facility will also be used by the Company for working capital purposes and future acquisitions.

     On January 22, 2002 the Company completed a convertible note offering (the "Note Offering") in the aggregate principal amount of $11.6 million. Pursuant to the Note Offering, subscribers received a promissory note paying interest quarterly on the unpaid principal balance at the rate of 12% per annum. The Notes had a term of one year, unless otherwise extended pursuant to the terms of the Note. The Notes were convertible at any time at the election of the holders into shares of the Company's Common Stock ("Conversion Shares") at a conversion price of $12.00 per share, the fair value of the Common Stock on January 22, 2002. Proceeds from the Note Offering were used to finance part of the purchase price of the Centrus Acquisition. The aggregate principal amount of, and all accrued interest on, the Notes was paid in full, and the Notes were cancelled, on June 30, 2002.

Industry Background

     In response to escalating health care costs, cost containment efforts in the health care industry have led to rapid growth in managed care and other containment efforts. Despite these efforts, continued advances in medical technology, new drug development and increasing drug utilization have led to significant increases in health care costs. This has created a need for more efficient, cost-effective drug delivery mechanisms. Pharmacy benefit management companies ("PBMs") evolved to address this need. PBM's provide the means for plan sponsors to deliver prescription drug benefits to their plan members in a cost-effective manner.


General

     Sponsors of pharmacy benefit plans managed by Health Card are located throughout the United States, and include managed care organizations, local governments, unions, corporations, HMO's and third party health care plan administrators. Sponsors retain Health Card to manage the prescription plans that they maintain for the benefit of their plan participants. Health Card consults with sponsors to assist them in customizing their prescription plans to meet the particular sponsor's needs. Heath Card has also developed and is continuing to expand its consulting and disease information services to meet (i) the growing needs of sponsors to address cost management pressures, and (ii) the increasing needs of plan participants, particularly those requiring costly long-term and recurring therapies.

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

     The data collected during the claims management process provides a basis for reporting and analyses upon which recommendations are made to sponsors. These recommendations are intended to assist sponsors in lowering the costs of their plans while improving quality and service. See "Services - Data Access, Reporting and Information Analysis," and "Government Regulation - Regulations Regarding Privacy and Confidentiality."

Health Card's Services

         Health Card provides a wide variety of services including:

o        Claims Management
o        Pharmacy Network
o        Benefit Design Consultation
o        Drug Review & Analysis
o        Formulary Design and Disease Information Services
o        Data Access, Reporting & Information Analysis
o        Physician Profiling
o        Specialty Pharmacy
o        Mail Order

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

     Invoicing and Payments. Often, sponsors are charged an agreed fee for each prescription filled plus an administrative and/or dispensing fee for managing each claim. Previously, some sponsors were charged an adjustable monthly fee or projected maximum fee based on the number of plan participants, utilization, costs of drugs or other criteria. Health Card provides flexibility of invoicing for its sponsors. Sponsors pay Health Card; Health Card pays an individually negotiated amount to its participating independent and chain pharmacies. Plan participants filing for direct payment receive an allowable payment which is usually specified by the sponsor. See "Services - Pharmacy Network", and Note 1 to the Consolidated Financial Statements comprising Item 8 hereof.

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

     Pursuant to a verbal agreement between Health Card and Specialty Pharmacy Care, Inc. ("Specialty"), a wholly owned subsidiary of Health Card, Health Card submits claims for rebates to Specialty for certain of Health Card's sponsors. Specialty performs the services of a rebate administrator for which it is paid an administrative fee. Health Card has entered into approximately forty separate agreements with drug manufacturers. While the terms of each agreement between Health Card and the drug manufacturers are unique, the basic concept is the same. Such agreements generally provide that Health Card must list the specified products of each of the drug manufacturers on Health Card's approved formularies with the specified sponsors. Health Card may not prefer, either directly or indirectly, any competing products over the specified drug manufacturer's products except for reasons of medical appropriateness. The drug manufacturers are obligated to pay rebates within a specified period of time after Health Card submits its claims, based on agreed upon specified percentages which can vary based on certain contractual criteria. The manufacturers establish a baseline rebate based on Health Card's initial claims and are obligated to pay incremental rebates based on increases beyond the baseline. Similarly, Centrus has entered into separate agreements with drug manufacturers which have been assumed by Health Card. The Company is in the process of evaluating both sets of contracts and will submit claims under those contracts which are most beneficial for the Company and its sponsors.

     Upon receipt of rebates from the drug manufacturers or the rebate administrators, Health Card shares certain amounts with its sponsors. All, part, or none of the rebates received by Health Card may be remitted to certain of Health Card's sponsors, depending upon the terms of Health Card's agreements with each sponsor. See Item 7 hereof.

Pharmacy Network

     Health Card maintains a pharmacy network that includes both retail and mail options. Health Card's agreements with many pharmacies do not require it to make payments within a specified period. However, Health Card knows from experience that timely payment is a significant consideration of the pharmacies. Health Card endeavors to process claims promptly and obtain funds from sponsors prior to making payments to participating pharmacies; still there can be no assurance that sponsors will pay Health Card in a timely fashion. The Company assumes the legal responsibility and financial risk of paying for dispensed pharmaceuticals whether or not it is paid by its sponsors. The loss of a substantial portion of the pharmacies in the pharmacy network would have a material adverse effect on Health Card's business, operating results and financial condition. See Item 7 hereof.

     Retail Pharmacy Network Management. Health Card maintains a comprehensive multi-state network of participating pharmacies. Both the retail and mail order components of the pharmacy network are managed by Health Card's on-line claims management system. Certain of Health Card's sponsors require Health Card to maintain a pharmacy network with specified numbers of pharmacies in various locations to serve plan participants. Health Card's retail pharmacy network consists of over 53,000 pharmacies, with the result that cards issued by the Company are recognized in over 97% of pharmacies in the U.S.


Benefit Design Consultation

     Health Card assists sponsors in defining their financial and employee-benefit objectives for their prescription drug benefit plans and in developing a program to meet such objectives. Health Card's consulting services also enable sponsors to enhance the quality of plan participants' care while reducing related costs. In addition, Health Card staff analyze and provide recommendations to sponsors regarding how to improve their plan performance based upon their objectives. General areas of focus include:

        o   Participant cost - sharing levels (i.e., deductibles and co - pays)
        o   Covered and excluded drugs
        o   Clinical management strategies
        o   Alternate programs and services

     The clinical services staff, with occasional assistance from the operations staff, produces customized periodic reports, and disseminates publicly available, peer reviewed, nationally recommended treatment data regarding generic substitution guidelines and other therapies that are aimed at treating a disease in a cost-effective manner. Once a plan design has been implemented, the clinical and account management staff monitors plan performance for customer satisfaction and cost effectiveness, and may periodically recommend changes to the plan.

Drug Review and Analysis

     Health Card's drug review and analysis services include prospective reviews of potential claims and concurrent and retrospective reviews of submitted claims. These include a series of on-line reviews which permit a pharmacist filling a prescription to examine the plan participant's claims history for:

         o        drug interactions
         o        premature refills of prescriptions
         o        duration and duplication of therapy
         o        pregnancy and breast feeding precautions
         o        geriatric or pediatric precautions
         o        compliance with prescriptions
         o        other contraindications

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

Formulary Design and Disease Information Services


     Formulary Design. Health Card has established a Pharmacy and Therapeutics Committee (the "P&T Committee") currently comprised of physicians and pharmacists, with independent provider representation from across the country. The P&T Committee's primary responsibility is to assist sponsors in designing a well managed, therapeutically appropriate, cost-effective preferred drug listing or "formulary." The goal of the P&T Committee is to enable sponsors to optimize plan participant care through drug policy development and education. The P&T Committee typically meets quarterly and performs the following functions:

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

     The committee currently consists of seven members plus the chairman. In addition, consultants to this core are called upon to participate on an ad hoc basis. Health Card believes that the P&T Committee is organized and operates in a manner that ensures the objectivity and credibility of its recommendations. P&T Committee members are required to submit Conflict of Interest Statements identifying any significant investment, interest, association or relationship that might interfere with their independent judgment or recommendations as committee members. None of the current members have disclosed any such interests. All current members have active practice responsibilities which include:

     o Chairman, Martin Edelstein, M.D.: Specialties/ Areas of Expertise: Family Practice, Geriatrics, Academia

     o Henry Simmons, M.D., PH.D.: Specialties/ Areas of Expertise: Emergency Medicine, Toxicology, Family Medicine, Medical Review.

     o Bruce Johnson,  MD:  Specialties/ Areas of Expertise:  Gastroenterology

     o Eric Schneider, Pharm.D., Specialties/ Areas of Expertise: Ambulatory Care Practice, Academia

     o Richard Handler M.D., Specialties/ Areas of Expertise: Internal Medicine, Rheumatology

     o David Grossman M.D., Specialties/ Areas of Expertise:  Cardiology

     o James Tan M.D.,  Specialties/  Areas of Expertise:  Pediatrics

     o Jennifer Cerulli, Pharm.D., Specialties/ Areas of Expertise: Ambulatory Care Practice, Academia

     Health Card strives to provide plan sponsors with a formulary that promotes the most clinically appropriate and cost effective medications in drug therapy, independent of manufacturer bias.

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

     By analyzing plan participants' pharmacy claims patterns, Heath Card can provide information to sponsors and health care providers, assisting in the early identification of patients whose care might be improved through additional or alternative medication treatments. Health Card has developed disease information systems covering cardiovascular and gastrointestinal conditions, behavioral health, migraines, diabetes and asthma, among others.

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

Data Access, Reporting and Information Analysis

     Health Card's on-line claims management system enables Health Card to efficiently provide sponsors with:

     o On-line system access whereby the sponsor is able to update and maintain certain plan areas such as participant eligibility

     o Periodic utilization and financial reports, which Health Card representatives utilize to assist sponsors regarding benefit design, cost containment initiatives, disease information initiatives, generic equivalents programs and formulary management

     o Plan performance indicators and ad hoc reporting through Health Card's proprietary decision support tool, known as INFO.

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

Specialty Pharmacy

     Health Card's specialty pharmacy program manages high cost self-injected medications for some of its sponsors. Recently, this class of medications has become a significant percentage of Health Card's sponsors' pharmacy budget. This growth is a function of increased utilization as well as an increase in the number of available treatment agents.

     The specialty pharmacy services manage utilization of these agents on two levels: first, at a macro level, by identifying trends in utilization patterns, recommending protocols based on nationally accepted guidelines, and monitoring compliance; second, on a micro level, by Health Card working with the dispensing pharmacy to assure that guidelines are followed, patient follow up is occurring and outcomes are measured.

     Diseases treated by specialty pharmacy medication include: HIV/AIDS, Hepatitis HCV, Multiple Sclerosis, Hemophilia, Gaucher's Disease, Chronic Renal Failure, Infertility, Arthritis (OARA), Crohn's Disease, Human Growth Hormone Deficiency, Cystic Fibrosis, and Respiratory Syncytial Virus (RSV).

Mail Order

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

     Health Card presently has a non-exclusive relationship with Eckerd Health Services d/b/a Express Pharmacy Services ("Express Pharmacy") pursuant to which Express Pharmacy acts as a participating pharmacy and dispenses drugs to plan participants by mail. The agreement between Health Card and Express Pharmacy was renewed as of June 30, 2002 for an additional 1-year term. Either party has the right to terminate the agreement at the end of any renewal term, in each case on 90 days' prior written notice. The agreement provides that Express Pharmacy will:

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


Sponsors

     Health Card's Sponsors are located throughout the United States. Sponsors include managed care organizations, local governments, unions, corporations, HMO's and third party health care plan administrators of prescription drug programs. Health Card's sponsors are typically asked to sign a standard form of managerial agreement that governs Health Card's relationship with that sponsor. Pursuant to this standard agreement, Health Card pays claims and furnishes other related services through a network of pharmacies. The sponsor provides the details of the plan to be managed, along with a list of all covered participants and eligibility updates. The sponsor is liable for all charges incurred by unauthorized people unless Health Card was notified in writing or electronically of ineligibility. Health Card is obligated to ensure that an adequate number of member pharmacies are available, furnish a description of the plan to the pharmacies, require such pharmacies to comply with the member pharmacy agreement, process claims and determine whether claims qualify for payment. Health Card is also obligated to furnish the sponsor with a semi-monthly account statement which includes a summary of claims costs in the preceding period, and a description of the drugs which are included and excluded from the plan.

     Pursuant to the standard agreement, the sponsor is obligated to pay Health Card the cost of claims to Health Card (less any cash advances paid) as semi-monthly statements are received by the sponsor. The account statement will also include an amount due to Health Card for the auditing, approval and payment of claims processed during the preceding period. The contracting party typically agrees to make all payments within a specified period after the billing cycle, except that any additional charges, for which a separate fee is agreed to by the parties, will be remitted by the contracting party within 30 days after receipt of billing from Health Card. Health Card agrees to establish the cost of drugs to each sponsor. The sponsor can review these records. While most of Health Card's larger sponsors negotiate other agreements with Health Card, many sponsors sign the standard form or a modified version of the standard form. The specific terms of each managerial agreement, including any incentive arrangements, are negotiated by Health Card on a case by case basis. While Health Card may take into account factors such as the number of plan participants, margins and economies of scale, among others, in determining the terms of its arrangements with sponsors, Health Card generally does not use set guidelines when determining these terms. See Item 7 hereof.

     In October 1998, the Company acquired IPA, which is an independent practice association under the laws of New York. The Company acquired PSCNY IPA, Inc. ("PSCNY") as part of the Centrus acquisition (see Note 2 to Consolidated Financial Statements comprising Item 8 hereof). Health Card's IPA was dissolved. PSCNY was used by Centrus to contract with Health Maintenance Organizations or providers containing financial risk-sharing provisions, which represents some of Centrus' largest sponsors. PSCNY's name was changed to National Medical Health Card IPA, Inc. in September 2002. IPA is subject to the regulatory authority of the Department of Health and the laws, rules and regulations applicable to independent practice associations in New York.

Significant Sponsors

     For the fiscal year ended June 30, 2002, Vytra Health Plans Long Island, Inc., Vytra Health Plans Managed Systems, Inc. and Vytra Health Services, Inc. (individually and collectively, "Vytra") and MVP Healthcare ("MVP") were the only sponsors that accounted for 10% or more of Health Card's revenues. Health Card has been providing services to Vytra since 1990; the business relationship with Vytra was terminated as of June 30, 2002. Health Card's wholly owned subsidiary, HSL Acquisition Corp., acquired the company that has been providing services to MVP, a former Centrus Sponsor.

     Although Vytra was a significant sponsor, Health Card's management does not believe that the loss of Vytra as a sponsor will have a material adverse effect on Health Card.

     MVP has been a client of Centrus since 1990. The term of the current agreement commenced on January 1, 2000 and terminates on December 31, 2002. The contract was assigned to Health Card effective March 1, 2002. Health Card is currently negotiating with MVP to extend the contract. It is management's expectation that a new multi-year contract will be put in place effective January 1, 2003. For the year ended June 30, 2002, revenues from MVP represented 15% of Health Card's gross revenues.

     MVP covers over 450,000 lives in various lines of business including HMO, ASO, and Indemnity programs. MVP has experienced strong growth over the past two years. Revenues have grown over 60%. MVP continues to expand its service area while increasing penetration in existing markets.

Sales and Marketing

     Health Card markets its services through a sales and marketing department led by a direct sales force of Regional Sales Directors and external brokerage and consultant relationships. Health Card's sales executives target sponsors throughout the United States. In addition, Health Card contracts with brokers and consultants who are retained to market Health Card's services to prospective sponsors for agreed upon fees based on the number of plan participants enrolled in a Health Card supported plan, and/or the number of claims processed under such plan. Health Card also attends numerous trade shows and uses advertising, public relations and marketing literature for sales support.

     Health  Card  continues  to  make  significant  investments  in  sales  and marketing initiatives. These efforts are expected to yield continuous improvements to our relationships with existing clients as well as to create access to new customers in our major marketing areas.

     Furthermore,   Health   Card   continues   to  expand   its  web   presence
(www.nmhcrx.com) as both a functional tool for clients to conduct the many value-added services provided by Health Card, and as a portal for eligible plan members to make inquiries and place orders. The web site offers a page dedicated to online services which allows plan participants to fill out customer service surveys and to obtain direct payment claim forms, and to access the pharmacy network listings. In addition, Health Card uses its web presence to make available specific resources to clients who have unique reporting and data management requests. All member information is subject to the most stringent security measures available in the industry, protecting patient confidentiality and meeting HIPAA compliance standards.


Competition

     Health Card competes with numerous companies which provide the same or similar services. Some of Health Card's competitors have been in existence for longer periods of time and are better established than Health Card. Some of them also have broader public recognition, financial and marketing resources substantially greater than Health Card, and more experienced management. In addition, some of Health Card's sponsors and potential sponsors may find it desirable to perform for themselves those services now being rendered by Health Card. Furthermore, there is a distinct possibility that consolidation and alliances within the industry will adversely impact the operations and prospects for independent pharmacy benefit management companies such as Health Card.

     Health Card's ability to attract and retain sponsors is substantially dependent on its capability to provide efficient and accurate claims management, utilization review services and related reporting, auditing and consulting services. Health Card believes that the following factors help Health Card successfully compete:

        o a broad base of experience in the information technology and pharmacy benefit management industries,
        o flexible and sophisticated on-line information systems, which integrate all of the data input, reporting, analysis, and access functions provided by Health Card, and
        o  a focus on customer service.

Employees

     As of September 13, 2002, Health Card and its subsidiaries had 201 employees. Of the 201 total employees, 189 are full-time and 12 are part-time. Health Card is not a party to any collective bargaining agreement, and Health Card considers its relations with its employees to be satisfactory.

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

     Health Card employees provide the required services to maintain and enhance the Company's information systems infrastructure. Occasionally, outside, unaffiliated consultants are retained for additional expertise. Historically, Health Card had received data processing services and technology infrastructure consulting services from Sandata Technology Inc. and its subsidiaries
("Sandata"). Sandata is a public company (NASDAQ: SAND) of which Bert E. Brodsky, Health Card's Chairman of the Board, is also Chairman, CEO, Treasurer and a principal stockholder. Health Card has evaluated the services that Sandata has performed for it in the past, and is in the process of bringing most of those services in-house by hiring employees with the needed skills. This should eventually eliminate the Company's expenses payable to Sandata.


Government Regulation

     The activities of PBM's such as Health Card are subject to regulation at the federal and state levels. Health Card believes that its operations, as currently conducted, substantially comply with the laws and regulations material to the operation of its business. Existing laws that may affect Health Card's operations and relationships include, but are not limited to, the following federal laws: the Anti-Kickback Statute, the Health Insurance Portability and Accountability Act ("HIPAA"), the Food, Drug and Cosmetic Act (the "FDCA"), and the Employee Retirement Income Security Act of 1974 ("ERISA"). In addition, various laws of individual states are applicable to Health Card's businesses.

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

     The interpretation and applicability of some of the laws and regulations applicable to Health Card's business are unclear. Health Card's business activities and relationships with sponsors, pharmacies, rebate administrators, plan participants, and brokers have not been the subject of regulatory investigation or review on either the state or the federal level. Health Card has not obtained or applied for any opinion of any regulatory or judicial authority that its business operations or those relationships are in compliance with applicable laws and regulations. There can be no assurance that Health Card has interpreted the applicable laws and regulations in the same way as regulatory or judicial authorities, or that the laws and regulations and/or the interpretation thereof will not change.

     A more detailed analysis of certain laws and regulations affecting the business, operations and relationships of Health Card is set forth below.

Anti-Kickback Statute

     The Anti-Kickback Statute prohibits knowingly paying or receiving remuneration in return for referring an individual for the furnishing of an item or service, or for the purchasing, ordering or arranging for any item or service, for which payment may be made in whole or in part under a federal health care program, including Medicare or Medicaid. The term "remuneration" in the statute expressly includes any kickback, bribe or rebate. Violation of this law is a felony, punishable by fines of up to $25,000 per violation and imprisonment for up to five years. Violation may also give rise to civil penalties of up to $50,000 per violation and exclusion from the Medicare and Medicaid programs. Many states, including several in which Health Card does business, have adopted laws similar in scope to the Anti-Kickback Statute, and these state laws often are applicable to services for which payment may be made by anyone, including commercial insurers and private pay patients, not just payments made under a federal health care program.

     Regulations have been adopted under the federal Anti-Kickback Statute which provide safe harbors for certain remuneration arrangements that might otherwise violate the statute, such as properly reported discounts (including certain rebates) received from vendors and properly disclosed payments made by vendors to group purchasing organizations. The failure to fall within a safe harbor does not mean that an arrangement is in violation of the law, although it may result in heightened scrutiny or challenge.

     The Anti-Kickback Statute has been broadly interpreted by the courts, the Office of Inspector General (the "OIG") of the Department of Health and Human Services ("HHS"), and pertinent administrative bodies. Courts have ruled that a violation of the statute exists if one purpose of the remuneration was to induce patient referrals or purchases. Also, the OIG has identified as possibly improper under the statute so-called "product conversion" programs, pursuant to which pharmaceutical manufacturers provide incentives to physicians and pharmacies to change a prescription to a drug made by the pharmaceutical manufacturer, or recommend such a change. Health Card is not aware of any instance in which the Anti-Kickback Statute has been applied (i) to prohibit independent PBMs, such as Health Card, from receiving rebates from drug manufacturers based on drug sales by pharmacies to plan participants, formulary management programs or therapeutic substitution programs, or (ii) to the contractual relationships between independent PBMs and their sponsors and participating pharmacies. In June 1998, however, the United States Attorney's Office for the Eastern District of Pennsylvania began an investigation into whether rebates and other payments made by pharmaceutical manufacturers to PBMs, and payments made by PBMs to retail pharmacies, violate the Anti-Kickback Statute and other federal laws. Health Card understands that several PBMs and pharmaceutical manufacturers have received subpoenas in connection with this investigation, but is unaware of any related prosecutions or settlements. Health Card does not believe that it is a subject of this investigation, nor has it received any subpoenas or been requested to produce any documents in connection therewith.

     Health Card believes that it is in compliance with the Anti-Kickback Statute and existing regulations thereunder, and with the similar state laws enacted in the states where it does business. There can be no assurance, however, that Health Card will not be subject to challenge or a proceeding under the Anti-Kickback Statute, the regulations thereunder or any similar state laws. Any such challenge or proceeding could have a material adverse effect on Health Card's business, results of operations or financial condition, regardless of whether Health Card is found to have violated such statutes or regulations.

Regulations Regarding Privacy and Confidentiality

     Most states, and the federal government, regulate the dissemination and use of personally identifiable health information about a patient. This is an area of increasing focus by several states, including New York. To date, no legislation has been enacted that materially restricts Health Card's ability to provide its services; however, it is possible that new laws or regulations further restricting the dissemination or use of such information could be adopted, or that existing laws and regulations will be interpreted in such a manner as to further restrict Health Card's ability to obtain and use information about its plan participants. Such new laws or interpretations could have a material adverse effect on Health Card's business, results of operations or financial condition.

     In December 2000, HHS issued final regulations under HIPAA, regarding the privacy of individually identifiable health information (the "Privacy Rules"). The Privacy Rules, which become effective in April 2003, impose extensive requirements relating to the disclosure and use of protected health information. HHS has also issued a final rule on standards for electronic transactions and code sets to be used by health plans, healthcare providers, and healthcare clearinghouses in those transactions (the "Transaction Standards and Code Sets"). HHS has also issued draft regulations governing the security of protected health information which impose detailed requirements on health care providers, health plans, healthcare clearinghouses, and their business associates relating to the storage, utilization, and transmission of health information (the "Security Rules"). Organizations subject to the Privacy Rules, the Transaction Standards and Code Sets, and the Security Rules will be required to revise the way in which they use, store, and disseminate protected health information.

     Health  Card  has  formed  a  HIPAA  Compliance   Committee   comprised  of
representatives from each of Health Card's departments. The goals of the Committee are to (i) ensure compliance with HIPAA including, to the extent applicable to it, the Privacy Rules, the Transaction Standards and Code Sets, and the Security Rules; (ii) focus internal resources on the standardization of electronic communication, wherever appropriate; (iii) implement practices to support the principles of patient privacy; (iv) implement practices to ensure the security of electronic transmissions; and (v) implement the Transaction Standards and Code Sets.

     In addition, Health Card has adopted the standards of communication for the PBM industry set by the National Council for Prescription Drug Programs, and performs risk assessments, employee training with respect to patient confidentiality, and evaluations of business practices in order to continue to support patient privacy.

     Health Card cannot predict accurately what effect the HIPAA regulations may have on its operations, including the costs of compliance, and there can be no assurance that the restrictions and duties imposed by the regulations (and the various state laws and regulations regarding patient privacy) will not have a material adverse effect on Health Card's business, results of operations or financial condition.

FDA Regulation

     The United States Food and Drug Administration (the "FDA") has authority under the FDCA to regulate promotional materials about drugs that are issued "by or on behalf" of a pharmaceutical manufacturer. In January 1998, the FDA published a draft Guidance for Industry (the "Guidance") concerning certain promotional practices performed by PBMs on behalf of pharmaceutical manufacturers (referred to in the Guidance as "sponsors"). The FDA was concerned that sponsors might attempt to avoid FDA regulation in connection with the promotion of their drugs by utilizing PBMs to conduct the marketing activity. The advertising materials of PBMs are ordinarily not subject to FDA authority. In the Guidance, the FDA asserted that it would hold sponsors responsible for the promotional activities of certain PBMs if such activities violated the FDCA. For a PBM that is not a subsidiary of the sponsor, the FDA would look to several factors to determine whether the sponsor should be responsible for the promotional activities of the PBM, including, among others, the relationship between the sponsor and the PBM, and whether the sponsor has control of or influence over the activities of the PBM or the content of the violative material disseminated by the PBM.

     The FDA received many comments questioning, among other things, the FDA's authority to regulate the communications of PBMs that were not owned by the sponsors. The FDA effectively withdrew the Guidance in the fall of 1998. Health Card is not owned or controlled by a pharmaceutical manufacturer, but it does have contractual relationships with them, and, had the Guidance been finalized, the FDA could potentially have considered these pharmaceutical manufacturers to be responsible for certain aspects of Health Card's business. Although the Guidance has effectively been withdrawn, there can be no assurance that the FDA will not again attempt to assert jurisdiction over certain aspects of the business of PBMs in the future, and in such event, the impact could materially adversely affect Health Card's operations.

ERISA

     Some of Health Card's sponsors are self-funded health plans. These plans are subject to ERISA, which imposes certain obligations on those deemed fiduciaries of the health plans. Health Card believes that its activities do not subject it to any ERISA fiduciary obligations with respect to the plans for which it provides PBM services. In addition, Health Card's current form of agreement with plan sponsors specifically provides that Health Card is not a fiduciary of the plan. Although courts have declined to extend ERISA fiduciary obligations to managed care companies, there can be no assurance that the U.S. Department of Labor (which enforces ERISA) or a court will not assert that Health Card (or some other PBM) has a fiduciary obligation in connection with its activities on behalf of its self-funded sponsors. If Health Card is deemed to be a fiduciary, it could potentially be subject to claims regarding benefit denials and breach of fiduciary duties in connection with its provision of services.

Medicare Prescription Drug Benefits

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

Regulations Applicable to Health Care Professionals

     All states regulate the practice of medicine, nursing, pharmacy, and other licensed health professions. Activities deemed by a state's regulatory authority to constitute the practice of medicine, nursing, pharmacy, or any other licensed health profession without the proper license would subject the actor to the penalties provided under such state's laws.

     In the course of its business, Health Card provides disease information services, drug usage monitoring programs, preferred drug management services, and consulting services. Health Card does not believe that these or any of its other activities as a pharmacy benefit management company constitute the practice of medicine, nursing, pharmacy, or any other licensed health profession. Health Card is licensed as a pharmacy in New York, although it does not believe that it is required to be so licensed in New York or any other jurisdiction. Health Card cannot assure that a regulatory authority in a state in which it engages in any of the foregoing activities would not assert a contrary position and subject it to sanctions for the unauthorized practice of medicine, nursing, pharmacy or other licensed health profession.

Third Party Administrator and Utilization Review Laws

     Many states have licensure or registration laws regulating third party administrators ("TPAs") and utilization review companies. These laws differ from state to state, and their application to PBMs is often unclear. Health Card has registered or become licensed as a TPA or utilization review company in those states in which it has concluded that such registration or licensure is required. Prior to September 1998, however, Health Card conducted its activities without obtaining any TPA licenses. There can be no assurance that Health Card will not be subject to fines and other penalties if it is determined that such licensure was required prior to Health Card obtaining a license, and that such fines and other penalties would not have a material adverse effect on Health Card's business, results of operations or financial condition.

Network Access Limitations

     Many states have adopted legislation restricting the ability of a PBM to limit participation in its pharmacy provider network or to remove a provider from the network. These laws may require Health Card or its sponsors to accept for participation in the network any retail pharmacy willing to meet the applicable plan's price and other terms, and may restrict the ability of Health Card and its sponsors to remove a pharmacy from the network without certain "due process" protections. None of these laws are expected to have a material adverse effect on Health Card's business, however.

Proposed Regulation of PBMs

     Although neither the federal government, nor any state, currently directly regulates the activities of PBMs, several states, including New York, have introduced legislation in recent years which, if enacted, would directly regulate the activities of PBMs. In addition, several influential bodies, including the National Association of Insurance Commissioners, the National Association of Boards of Pharmacy, and the National Committee on Quality Assurance, are considering proposals to regulate PBMs and certain of their activities, such as formulary and utilization management. If these or other similar bodies adopt model acts which would regulate the activities of PBMs, states may be influenced to incorporate such model acts in their statutes. If laws directly regulating PBMs are passed in states in which Health Card does business, such laws could materially affect Health Card's operations.

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

Item 2.  DESCRIPTION OF PROPERTY.

     The Company currently occupies approximately 26,500 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Leased Premises"). The Company subleases the Leased Premises from BFS Realty, LLC, an affiliate of the Company's Chairman (the "Affiliate"). The Affiliate leases the Leased Premises from the Nassau County Industrial Development Agency ("NCIDA") pursuant to a lease that was entered into by NCIDA and the Affiliate in July 1994, which expires in March 2005. The Affiliate has the right to become the owner of the Leased Premises upon expiration of that lease. The Affiliate subleases a portion of the Leased Premises to the Company (the "Lease"). As of November 1, 2001, the Company and the Affiliate amended the Lease. The Lease provides that, effective August 1, 2001, the rent payable to the Company shall be an aggregate annual rent of $308,305. While formerly the Company made estimated monthly real estate tax, utilities and maintenance-expense payments to the Affiliate, the Lease now provides that the Company will pay its pro-rata share of such expenses directly, to the entities to whom payment must be made. The Company estimates that such monthly expenses will approximate an aggregate of $336,000 per year. The annual rent will increase by 5% per year during the term of the Lease. The annual expenses are also expected to increase, although the Company cannot estimate by how much. The Lease expires in July, 2010. The Company believes that the Leased Premises are adequate for current purposes. Leasehold improvements made to this space during the fiscal year ended June 30, 2002, were approximately $60,000.

     Pursuant to a lease dated August 10, 1998 and expiring on August 31, 2005, Health Card occupies approximately 1,500 square feet at 63 Manorhaven Boulevard, Port Washington, New York, which is used as a pharmacy. The landlord for these premises is 61 Manorhaven Boulevard, LLC, of which the Company's Chairman is the sole member. The monthly rent is $1,654 per month through August 31, 2002. The annual rent increases by 5% per year. Additional rent, in the form of certain expenses, is also payable.

     Additionally, the Company leases office space through its subsidiaries in Little Rock, Arkansas, Tulsa, Oklahoma and Latham, New York. The aggregate annual rental payments for leased space in Little Rock are approximately $169,000; for leased space in Tulsa are approximately $48,000; and for Latham, approximately $700,000. In Latham, the subsidiary currently occupies two floors; the Company anticipates that the amount of space leased by the Company (and, concomitantly, the amount of rent paid) will be significantly reduced in the near future.

     In addition, Health Card rents a two family house in Port Washington, New York (near the Company's offices) from P.W. Capital, LLC, (a company affiliated with Health Card's Chairman of the Board) which is used for out-of-town employees. Health Card evaluated the cost of hotels for these individuals and determined it was more cost efficient to rent the house at a monthly rate of $5,500. During the fiscal year ended June 30, 2002, Health Card paid P.W. Capital, LLC, $66,000 in rent for this facility. For the same reasons, Health Card rents two houses from Living In Style, LLC, an entity owned by three of Health Card's executive officers. The leases provide for annual rental payments of a total of $126,000 for the first year, increasing by 5% each year.

Item 3.  LEGAL PROCEEDINGS.

     Health Card is involved in various legal proceedings, including those described in the following paragraphs, incidental to the conduct of its business. While there can be no assurance, Health Card does not expect that any such proceedings will have a material adverse effect on its business, operations or financial condition.

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plans Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement. MHP is seeking $3 million dollars in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2.8 million based on Midwest's failure to pay under a contract. In late June 2002, Midwest agreed to make two payments in the amount of $1.34 million and $1.36 million to partially settle the Company's claims against Midwest. As a part of that payment, Midwest dropped one of its two claims against the Company that had sought to setoff or recoup alleged overcharges by the Company. The Company continues to have counterclaims totaling over $200,000 against Midwest for Midwest's failure to pay the amounts it had agreed to pay Health Card for goods and services. Trial currently is scheduled for September 22, 2003. Factual discovery cut-off is February 28, 2003. The Company believes the claims alleged in the complaint are without merit and intends to vigorously defend the action.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          N/A

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.

Market Information

     Health Card's Common Stock is traded on the Nasdaq National Market under the symbol "NMHC" on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The table below sets forth high and low sale prices of the Common Stock, as furnished by NASDAQ.



                                        Fiscal Years ended June 30,
                                   2001                        2002
                                   ----                        ----
                                High     Low              High      Low

First Quarter                  $3.25   $1.88              $4.82   $1.45
Second Quarter                  2.25    1.16             10.40     2.65
Third Quarter                   3.13    1.31             15.61     9.10
Fourth Quarter                  3.49    2.90             12.90     7.90

Holders

     Health Card has been advised by its transfer agent (Continental Stock Transfer & Trust Company) that the approximate number of record holders of its common stock as of September 13, 2002 was 46.

Dividend Policy

     Health Card has not declared or paid any cash dividends in the past. Health Card is prohibited, under the terms of the Facility, from making any distributions to shareholders or declaring or paying any dividend. Even if such prohibition were not in effect, Health Card intends to retain any earnings to finance its growth. Any future payments of dividends will be at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

     Pursuant to the terms of the PAI Agreement, the Company issued 400,000 shares of unregistered Common Stock of the Company to certain PAI stockholders at the time of the acquisition. The stock issued to the PAI Stockholders was valued at $849,920. In August 2001, the Company issued 62,500 shares of unregistered Common Stock of the Company to the PAI stockholders as additional consideration. These shares were valued at $250,000. In August of 2002 the Company issued an additional 41,668 shares of Common Stock to the PAI shareholders, again valued at $250,000. Information concerning the PAI Agreement is provided in Item 1 ("Description of Business") of this Form 10-K, and in Note 2 of the Notes to Consolidated Financial Statements in Item 8 hereof. The
Company was advised that the issuance of such shares was exempt from registration under the Securities Act by virtue of Section 4(1) thereof.

     On January 22, 2002 the Company completed a convertible note offering (the "Note Offering") in the aggregate principal amount of $11.6 million. Pursuant to the Note Offering, the subscribers, two of whom are directors of the Company, each received a promissory note (each a "Note") paying interest quarterly on the unpaid principal balance at the rate of 12% per annum. The Notes had a term of one year, unless otherwise extended pursuant to the terms of the Note. The Notes were convertible at any time at the election of the holders into shares of the common stock of the Company ("Conversion Shares") at a conversion price per share equal to $12.00, the fair value of the common stock on January 22, 2002. The Note holders were also granted certain registration rights with respect to the Conversion Shares pursuant to a Registration Rights Agreement. The Company was advised that the Notes Offering was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act and Regulation D promulgated thereunder.

     The entire $11.6 million principal amount of the Notes, plus accrued interest, was retired on June 30, 2002.

Item 6.   SELECTED FINANCIAL DATA.

     The following tables summarize certain selected financial information for each of the years in the five year period ended June 30, 2002 and provide certain supplemental data. The selected consolidated income statement data for the years ended June 30, 2000, 2001, and 2002 and the selected consolidated balance sheet data as of June 30, 2001 and 2002 have been derived from the audited consolidated financial statements of Health Card included in Item 8 hereof. The selected consolidated income statement data for the years ended June 30, 1998 and 1999 and the selected consolidated balance sheet data as of June 30, 1998, 1999 and 2000 have been derived from audited consolidated financial statements of Health Card that are not included in this Form 10-K. The information contained in this table should be read in conjunction with Health Card's consolidated financial statements and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 hereof. All amounts are in thousands, except per share amounts.


                                           Year Ended June 30,

                                          1998             1999              2000              2001              2002
Income Statement Data: (1)
Revenues......................        $  95,473          $ 128,262        $  167,676       $  272,119         $ 459,832
Cost of claims................           86,715            115,768           153,377          249,572           424,733
                                         ------            -------           -------          -------           -------
Gross profit...................           8,758             12,494            14,299           22,547            35,099
Selling, general and                      7,192             10,171            12,358           21,423            27,230
                                          -----             ------            ------           ------            ------
  administrative expenses*
Operating income                          1,566              2,323             1,941            1,124             7,869
Other income (expense)                     (181)               592               922              877              (502)
                                          -----              -----             -----            -----             -----
Income before provision for               1,385              2,915             2,863            2,001             7,367
  income taxes
Provision for income taxes                  569                976             1,247              843             2,900
                                            ---                ---             -----              ---             -----
Net income...................         $     816          $   1,939        $    1,616            1,158         $   4,467
                                            ===              =====             =====            =====             =====

Earnings per common share:
   Basic..........................    $     0.16         $   0.37         $     0.24       $     0.16         $    0.62
   Diluted........................    $     0.16         $   0.37         $     0.24       $     0.16         $    0.56

Weighted average number of
shares outstanding:
  Basic...........................         4,967            5,205              6,720           7,101               7,213
  Diluted........................          4,969            5,205              6,720           7,200               7,909
*Includes amounts charged by
  affiliates aggregating.........     $    4,905         $  2,817         $    2,986      $    4,081         $     1,889
Balance Sheet Data:
Cash and cash equivalents             $    1,306         $  1,978         $   14,595      $   10,877         $     1,768
Working capital (deficit)                 (8,658)          (6,681)             6,030          (7,091)            (42,653)
Total assets                              18,344           30,846             44,363          79,110             149,895
Long term debt including                      10                2              2,332           1,875              16,065
  current portion
Total stockholders' equity (deficit)      (2,006)           1,998             13,425          15,472              21,277
Supplemental Data (2)
Retail pharmacy claims processed           2,406            3,066              4,059           7,403              14,371
Mail pharmacy claims processed               132              171                255             487                 767
Estimated plan participants                  401              521                505           1,500               2,500
  (at period end)



     (1) Reference is made to Item 1 hereof (Description of Business) and Item 7 hereof (Management's Discussion & Analysis) for descriptions of the various acquisitions that have been consummated in the last 3 years, and the financing arrangements that have been set in place; such acquisitions and financings affect the comparability of the information provided in the foregoing tables for fiscal years 2001 and 2002.

     (2) This data has not been audited. See Items 1 and 7 hereof.

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The audited Consolidated Financial Statements include the accounts of Health Card and its wholly owned subsidiaries, PAI, PMP, Centrus, National Medical Health Card IPA, Inc. ("IPA") (which was formerly known as PSCNY IPA, Inc.), Specialty, NMHCRX Contracts, Inc. ("Contracts") and PBM Technology, Inc. ("PBM Tech"). Also included are the accounts of Funding. Unless the context otherwise requires, references herein to the "Company" or "Health Card" refer to the Company and its subsidiaries on a consolidated basis. The results of operations and balance sheet of PAI have been included in the consolidation as of July 20, 2000, the effective date that the Company acquired PAI. The results of operations and balance sheet of PMP have been included in the consolidation as of March 5, 2001, the effective date that the Company acquired PMP. The results of operations and balance sheet of Centrus and Funding have been included in the consolidation as of January 29, 2002, the effective date that the Company acquired Centrus. All material intercompany balances and transactions have been eliminated in the consolidation.

     Health Card derives its revenue from the provision of comprehensive pharmacy benefit management services to sponsors of prescription benefit plans. Substantially all of the services Health Card provides to its sponsors are related to pharmacy benefit programs and services. Health Card also recognizes administrative fees and earns rebates at the time of claims adjudication.

     Revenue is earned and recognized as follows: administrative fees are agreed upon with the sponsor on either a per claim charge or a per plan participant per month charge. Per claim fees are billed to sponsors for the claims adjudicated during the period. Per plan participant per month fees are generally billed to sponsors at the beginning of the month. The amount of revenue related to the drugs dispensed by pharmacies participating in Health Card's pharmacy network is recognized at the time of dispensing the drug as the cost is incurred. The amount of revenue recognized is reduced by the amount of rebates that Health Card shares with its sponsors. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. In certain limited cases, the Company has not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. This has no impact on the Company's gross profit since neither the revenue nor the related cost of the prescriptions is recorded.

     The following table sets forth the breakdown of Health Card's revenues relating to pharmaceuticals dispensed and administrative fees ($ in thousands):

                                                 Years Ended June 30,
                                            2000            2001          2002
Revenues relating to
Pharmaceuticals                             $165,171     $266,959      $447,862
Administrative fees and other                  2,505        5,160        11,970
                                          ----------     --------     ---------

         Total Revenues                     $167,676     $272,119      $459,832
                                            --------     --------      --------

     Health Card does not take possession or legal ownership of the pharmaceuticals dispensed by the pharmacy network, although Health Card assumes the legal responsibility and financial risk of paying for dispensed pharmaceuticals whether or not Health Card is paid by its sponsors.

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

     Health Card processes its rebate claims either direct with the drug manufacturers, through its wholly-owned subsidiary, Specialty, for which it receives administrative fees, or through a third party rebate administrator. Effective July 1, 2001, Health Card has entered into an agreement with the Administrator to handle all of its consolidated rebate claims which it does not otherwise submit direct to the drug manufacturers.

     The amount of rebates recognized as reductions to revenue or cost of claims is based on estimates tied to actual claims data. The third party administrator provides estimates to Health Card based on its analysis of the amount of rebates that Health Card's claims should generate. These estimates are prepared based on estimates of how Health Card's claims might influence the market share of a particular drug covered under an agreement with a drug manufacturer. Market share is generally defined as the percentage of utilization of a certain drug or drugs within its therapeutic class. Under Health Card's contract with the Administrator, Health Card receives a specified amount per claim. Therefore once the total number of claims is known, then the total amount of rebates to be received will be known. These amounts are contractually required to be paid within 150 days after the end of a quarter.

     Health Card computes the amount of rebates due direct from the drug manufacturers based on the actual claims data, the criteria established in each individual contract, and the specified payment schedules. The drug manufacturers are obligated to reimburse Health Card for earned rebates within a specified period of time.

     Certain of Health Card's sponsors are entitled to all or a portion of rebates received by Health Card, which portion varies contractually by sponsor. The manufacturer rebates retained by Health Card, after the sponsors receive their contractual amounts, have historically had a significant impact on Health Card's financial performance. For the fiscal years ended June 30, 2000, 2001 and 2002 the rebates retained by Health Card has equaled 27%, 19% and 19%, respectively, of the Company's total gross profit. Due to the expected continued growth and diversification of Health Card's business, Health Card expects rebates to continue to account for a significant, but declining, percentage of its total gross profit.

     If such rebate programs were to be discontinued or adversely altered by drug manufacturers, or if the terms of Health Card's rebate sharing arrangements with its sponsors were adversely altered when these arrangements expire, there could be a material adverse effect on Health Card's business, operating results and financial condition.

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

     Health Card plans to continue its organic growth through increased marketing of its services and by expanding the range of services offered, particularly to include value added consulting and information-based services which Health Card believes to be in growing demand within the healthcare industry. In addition, Health Card intends to continue to pursue an acquisition program to supplement its organic growth by making acquisitions of other pharmacy benefit management service providers, as well as related services providers.

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

Results of Operations

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

     Revenues increased $187.7 million, or approximately 69%, from $272.1 million for the fiscal year ended June 30, 2001, to $459.8 million for the fiscal year ended June 30, 2002. Of the increase, $127.1 million, or 68% was due to the inclusion of revenues from Centrus, subsequent to January 29, 2002. PMP accounted for another $19.2 million, or 10.2%, of the increase since it was acquired on March 5, 2001 and included a full fiscal year in 2002 compared to less than four months in the fiscal year ended June 30, 2001. Another $39.6 million of the increase was due to revenues related to new sponsors or new services offered during fiscal 2002. The majority of the balance of the year-over-year increase was due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth, and an increase in the average number of claims per plan participant. Two other factors affecting the year-over-year increase were: rebates payable to the Company's sponsors increased by $10.2 for the twelve months ended June 30, 2002 as compared to the twelve months ended June 30, 2001. Since these rebates are treated as a reduction in revenues this led to reduction in the overall year-over-year revenue increase. Secondly, there were certain contracts during fiscal year 2002 that the Company recognized on a net revenue basis. There were no contracts during the twelve months ended June 30, 2001 that the Company recognized on the net revenue basis. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. In certain limited cases, the Company has not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. This has no impact on the Company's gross profit since neither the revenue nor the related cost of the prescriptions is recorded. Finally, revenues for the twelve months ended June 30, 2001 were negatively impacted by a reduction in revenues of $733,000 that arose when the Company settled certain fees due from a major sponsor related to a capitation arrangement for calendar year 1999.

     Cost of claims increased $175.1 million, or approximately 70%, from $249.6 million for the fiscal year ended June 30, 2001, to $424.7 million for the fiscal year ended June 30, 2002. Centrus accounted for $122.9 million, or 70% of the increase. PMP accounted for another $17.3 million, or 10% of the increase. The balance of the increase is related to the increased revenue as described above. An increase of $12.4 million, $9.1 million of which is related to Centrus, in gross rebates received, which is treated as a reduction in cost of claims, for the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001 led to a reduction in the year-over-year increase. As a percentage of revenues, cost of claims increased from 91.7% to 92.4% for the fiscal years ended June 30, 2001 and June 30, 2002, respectively. The increase relates primarily to the higher cost of claims on the Centrus book of business, which serves managed care clients primarily. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. Centrus' cost of claims for the fiscal year ended June 30, 2002 ran about 3 - 6 percentage points greater than the rest of the Company's business, and since Centrus accounted for 28% of the Company's revenue in the fiscal year, this impacted the overall cost of claims percentage.

     Gross profit increased from $22.5 million for the fiscal year ended June 30, 2001 to $35.1 million for the fiscal year ended June 30, 2002; a $12.6 million, or 56%, increase. In addition, to the revenue volume increase, Centrus accounted for $4.2 million, or 33%, of the increase. PMP accounted for another $1.9 million, or 15%, of the increase. The increase in rebates (and admin-istrative fees related to the collection of rebates) after accounting for the amount of rebates that are shared with sponsors, accounted for another $4.6 million, or 37%. Gross profit, as a percentage of revenue, declined from 8.3% to 7.6% for the fiscal years ended June 30, 2001 and June 30, 2002, respectively. The decrease year-over-year is again principally related to the lower margins achieved by Centrus. The Company has also seen a decline in profit margins due to competitive pressures.

     Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $5.8 million, or approximately 27%, from $21.4 million for the fiscal year ended June 30, 2001 to $27.2 million for the fiscal year ended June 30, 2002. Approximately 67% of the increase, or $3.9 million, was related to the acquisition of Centrus. There were also year-over-year increases in the following areas: (i) an approximate $1,202,000 increase in expenditures related to increases in compensation and benefits, primarily associated with new employees including senior management; (ii) an approximate $709,000 increase in depreciation and amortization expenses related to increased hardware procurement and software development in prior periods; (iii) an approximate $1,189,000 increase in the use of outside consultants primarily to update the Company's information technology infrastructure; and (iv) an approximate $360,000 increase in commission expense related to the increase in new revenues not related to the acquisitions. Partially offsetting these increases were: (i) a reduction of approximately $1,376,000 related to actual payments made and/or reserves accrued during the fiscal year ended June 30, 2001, but not the fiscal year ended June 30, 2002 related to the following matters: (A) the settlement of the West Contra Costa lawsuit (see Note 9 to the Consolidated Financial Statements that comprise Item 8 hereof); (B) the reconciliation and settlement of amounts due to a former major sponsor (See Note 7 to the Consolidated Financial Statements), and (C) the settlement, in April of 2001, of a certain patent infringement litigation involving the use by the Company of certain PBM information technology systems; (ii) the reduction in general and administrative expenses charged by affiliates described below, and
(iii) an approximate $396,000 decrease in intangible amortization due to the adoption of SFAS 142. Per SFAS 142, the Company no longer amortizes goodwill as of July 1, 2001 (see Note 1 to the Consolidated Financial Statements Comprising
Item 8 hereof).

     General and administrative expenses charged by affiliates decreased approximately $2.2 million, or 54%, year-over-year from $4.1 million to $1.9 million for the fiscal years ended June 30, 2001 and June 30, 2002, respectively. The Company has eliminated most of the related party transactions effective January 1, 2002. The majority of the decrease related to reduced information technology services and management and consulting services procured from affiliated companies. The hiring of full time employees and the use of outside consultants replaced the use of affiliated companies to update the information technology infrastructure.

     Selling, general, and administrative expenses as a percent of revenue improved from 7.9% for the fiscal year ended June 30, 2001 to 5.9% for the fiscal year ended June 30, 2002. This improvement stems from the continued growth of the Company due to improving efficiencies with scale.

     For the fiscal year ended June 30, 2001, the Company recognized other income, net, of approximately $877,000. For the fiscal year ended June 30, 2002, the Company incurred other expense, net, of approximately $502,000. The components of the approximate $1,379,000 increase in net expense were an approximate $889,000 increase in interest expense, an approximate $591,000 decrease in interest income, and an approximate $101,000 gain on sold assets during the fiscal year ended June 30, 2002. The primary reasons for the net increase in expense were the interest expense incurred on the Company's revolving credit facility and on the Note Offering during the fiscal year ended June 30, 2002 to finance the acquisition of Centrus (see Item 1, "Description of Business-Recent Acquisitions", and Note 2 to the Consolidated Financial Statements comprising Item 8 hereof). Partially offsetting the increase in interest expense was the approximate $101,000 deferred gain during the fiscal year ended June 30, 2002 on the sale of assets related to a sale-leaseback transaction. (See Note 9 to the Consolidated Financial Statements comprising
Item 8 hereof.)

     Income before the provision for income taxes increased approximately $5.4 million, or 268%, from approximately $2.0 million, for the fiscal year ended June 30, 2001, to approximately $7.4 million for the fiscal year ended June 30, 2002. The primary reason for the increase was the improving efficiencies that come with scale. For the fiscal year ended June 30, 2002 revenues increased 69% over the fiscal year ended June 30, 2001, while selling, general, and administrative expenses increased only 27%. In addition, while gross margin percentages declined year-over-year due to the acquisition of Centrus, the gross profit dollars increased by 56%. These factors contributed to the marked improvement - 268% - in profitability.

     EBITDA (earnings before interest, taxes, depreciation and amortization) increased by approximately $7.4 million or 199%, from $3.7 million for the fiscal year ended June 30, 2001 to $11.1 million for the fiscal year ended June 30, 2002. The primary factor for the increase was the approximate $6.7 million increase in operating income described above. In addition, there was an approximate $870,000 increase in depreciation and amortization, including Centrus. This increase was partially offset by an approximate $202,000 decrease in goodwill and other intangibles amortization.

     The effective tax rate decreased from 42.1% for the fiscal year ended June 30, 2001 to 39.4% for the fiscal year ended June 30, 2002. The decrease stemmed primarily from a reduction in non-deductible goodwill amortization.

     Net income for the fiscal year ended June 30, 2002 was approximately $4.5 million as compared to approximately $1.2 million for the fiscal year ended June 30, 2001; a 285% increase. Earnings per diluted share increased by $0.40, to $0.56 for the fiscal year ended June 30, 2002.

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

     Gross profit increased from $14.3 million for the fiscal year ended June 30, 2000 to $22.5 million for the fiscal year ended June 30, 2001; an $8.2 million, or 58%, increase. PAI and PMP accounted for $7.9 million, or 96%, of the increase. Gross profit as a percentage of revenue declined from 8.5% to 8.3% for the fiscal years ended June 30, 2000 and June 30, 2001, respectively. The decline is partially attributable to the impact of the one-time adjustment, described in the explanation for the $736,000 change in cost of claims above. The Company has also seen a decline in profit margins due to competitive pressures.

     Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $9.0 million, or approximately 73%, from $12.4 million for the fiscal year ended June 30, 2000 to $21.4 million for the fiscal year ended June 30, 2001. Approximately 46% of the increase, or $4.2 million, was related to the inclusion of PAI and PMP in the consolidated numbers. The balance of the growth in these expenses was principally related to five areas:
(i) an approximate $1,533,000 increase in expenditures related to increases in compensation and benefits, primarily associated with new employees including senior management; (ii) an approximate $635,000 increase in depreciation and amortization expenses related to increased hardware procurement and software development; (iii) an approximate $430,000 increase in data processing charges related to increased information technology services; (iv) an aggregate of approximately $1,353,000 related to actual payments made and/or reserves accrued related to the following matters: (A) the settlement of the West Contra Costa lawsuit (see Note 9 to the Consolidated Financial Statements comprising Item 8 hereof); (B) the reconciliation and settlement of amounts due to a former major sponsor (See Note 7 to the Consolidated Financial Statements), and (C) the settlement of a certain patent infringement litigation involving the use by the Company of certain PBM information technology systems and (v) an approximate $283,000 increase in legal fees related primarily to the defense of the items discussed in (iv) above.

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

     Income before income taxes declined approximately $862,000, or 30%, from approximately $2,863,000, for the fiscal year ended June 30, 2000, to approximately $2,001,000 for the fiscal year ended June 30, 2001. The primary reasons for the decline were the one time adjustments noted above: (i) the $733,000 revenue reduction in the fiscal year ended June 30, 2001; (ii) the $1,353,000 payments/accrued reserve for settlements in the fiscal year ended June 30, 2001; and (iii) the $736,000 reduction in rebates payable in the fiscal year ended June 30, 2000. While income before income taxes declined year-over-year, EBITDA (earnings before interest, taxes, depreciation and amortization) for these same periods actually increased by approximately $478,000, or 15%, from $3,241,000 for the fiscal year ended June 30, 2000 to $3,719,000 for the fiscal year ended June 30, 2001. This was due to the inclusion of approximately $568,000 of goodwill amortization related to the PAI and PMP acquisitions in the period ended June 30, 2001, approximately $93,000 of depreciation of PAI's and PMP's assets during this same year, as well as approximately $635,000 of incremental depreciation and amortization of new assets procured and capitalized during the year ended June 30, 2001. These increases offset the approximate $818,000 decline in operating income year-over-year.

     There were a total of four negative adjustments reflected in the Company's financial performance during the fiscal year ended June 30, 2001, related to settlements with sponsors and/or lawsuits. These settlements, which are described above and in Note 9 to the Consolidated Financial Statements that comprise Item 8 hereof, reduced income before income taxes by approximately $2,086,000. Of this total, $773,000 was actually paid out during the fiscal year, with the balance to be paid during the fiscal year ended June 30, 2002. The Company is not currently aware of any other issues that might require a settlement. The Company believes its bad debt reserves and other reserves should be sufficient based on current information.

     The effective tax rate decreased from 43.6% for the fiscal year ended June 30, 2000 to 42.1% for the fiscal year ended June 30, 2001. The decrease stemmed primarily from a lower effective state tax rate net of federal taxes.

Liquidity and Capital Resources

     The Company's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. The Company also requires cash for potential acquisitions of other pharmacy benefit management companies or of companies providing related services. As of June 30, 2002, the Company had a working capital deficit of $42.7 million as compared to a working capital deficit of $7.1 million as of June 30, 2001. The primary reason for the decline in working capital was the acquisition of Centrus for $40 million in cash. This decline was partially offset by the increased profitability generated by the Company during the fiscal year ended June 30, 2002. The Company has now acquired three companies since July 2000 utilizing primarily cash. This has had the effect of increasing the Company's working capital deficits until sufficient profitability is generated to pay back the cost of the acquisitions.

     Net cash provided by operating activities was $12.1 million and $20.4 million for the fiscal years ended June 30, 2001 and 2002, respectively. Of the $8.3 million increase, $3.3 million is related to increased net income generated during the fiscal year ended June 30, 2002. For the fiscal year ended June 30, 2002, accounts payable increased by $49.7 million primarily related to Centrus' claims and rebates payables being added. At the same time, accounts and rebates receivables increased by $37.7 million, again primarily due to Centrus. The net effect of these two items was $12 million of net cash provided by operations.
For the fiscal year ended June 30, 2001 accounts and rebates receivables increased by $11.5 million and accounts payable increased by $19.5 million, a net provision of cash of $8 million, a difference of $4 million during the two periods.

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

     Net cash used in investing activities was $15.1 million for the fiscal year ended June 30, 2001 as compared to $42.9 million for the fiscal year ended June 30, 2002. The primary differences in the two periods were the acquisitions completed. The fiscal year ended June 30, 2001 included the acquisitions of PAI and PMP which used net cash of $11.3 million. The fiscal year ended June 30, 2002 included the acquisition of Centrus which used $40.3 million of net cash and $1.0 million of additional consideration paid to the PAI shareholders (see
Note 2 to Consolidated Financial Statements comprising Item 8 hereof). The difference in the amount of net cash required for these three acquisitions was $30.0 million. The net cash outlay for PAI as of June 30, 2002 was $5.5 million, representing the initial payment of $6.0 million plus $0.2 million of related expenses, plus the $1.0 in additional consideration, less PAI's cash balance at July 20, 2000 of $1.7 million. The net cash outlay for PMP was $6.7 million, representing the initial payment of $6.8 million plus $0.2 million of related expenses, less PMP's cash balance at March 5, 2001 of $0.3 million. The net cash outlay for Centrus was $40.3 million, representing the initial payment of $40.0 million plus $0.3 of related expenses. None of Centrus' existing cash was acquired. Partially offsetting the increase in cash used over the two periods was the $1.3 million gross proceeds from the sale-leaseback transaction in October 2001. (See Note 9 to Consolidated Financial Statements comprising Item 8 hereof.)

     During fiscal year 2000, the Company entered into three capital lease transactions for hardware and software. The purchase price of these capital assets was $2,537,730. One hardware lease is for a term of 57 months with monthly payments of $40,322. Another hardware lease is for a term of 60 months with monthly payments of $3,245. The software lease is for a term of 33 months with monthly payments of $13,662. With the acquisition of Centrus, the Company assumed five capital leases for computer and telephone equipment. The principal balance of these assets at the time of the acquisition was $139,447. The leases have various terms and payments. Three of those leases have subsequently been paid off in full. The principal balance of all remaining capital leases as of June 30, 2002 was approximately $1,365,000.

     The Company has entered into various real estate operating leases with both related and unrelated parties. The Company has entered into various operating leases with unrelated third parties for office equipment. These leases have different payment terms and expirations dates. The Company also entered into a sale-leaseback operating lease of certain fixed assets (principally computer hardware and externally developed software) with an affiliate of the Company's Vice Chairman. See Note 9 to the Consolidated Financial Statements comprising
Item 8 hereof for a further description of these various leases.

     On January 29, 2002, the Company entered into a $40 million revolving credit facility, details of which are set forth in Item 1 above and in Note 9 to the Consolidated Financial Statements. Borrowings of $28.7 million under the Facility were used to finance part of the purchase price of the Company's acquisition of Centrus. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreements governing the Facility. As of September 13, 2002, approximately $24.5 million was outstanding under the Facility, and the Company was in compliance with its financial-ratios covenants.

 The total future payments under these contractual obligations as of June 30, 2002 is as follows:




                                       Payments Due by Period
Contractual Obligations                    ($ in thousands)

                                          Less than                                               After 5
                           Total           1 year             1-3 years         4-5 years          years
                           -----          ---------           ---------         ---------         -------

Long Term Debt            $13,882           $13,856            $   26               --               --

Capital Lease Obligations   1,525               653               872               --               --

Operating Leases           10,342             1,612             2,671            $2,127          $3,932

Sale-leaseback              1,034               443               591               --              --
                          -------           -------            ------            ------          ------
Total Contractual
Cash Obligations          $26,783           $16,564            $4,160            $2,127          $3,932
                          =======           =======            ======            ======          ======


     PAI stockholders were eligible to receive up to $2,000,000 in additional consideration payable in combination of cash and common stock if certain financial targets of PAI were met for the fiscal years ended June 30, 2001 and 2002. These targets have been achieved and the $2 million has been earned. At the end of August 2001, $750,000 in cash was paid, and 62,500 shares of the Company's Common Stock valued at $4.00 per share were issued to the PAI stockholders. At the end of August 2002, $750,000 in cash was paid, and 41,668 shares of the Company's Common Stock valued at $6.00 per share were issued to the PAI stockholders.

     The members of PMP are eligible to receive additional consideration of up to $1,000,000 if certain PMP clients are retained over the next three years. These targets were not met in the first year so no additional consideration was due and payable. It is the Company's expectations that these amounts will not be earned in the second and third years either as the identified clients were not generally retained directly, although they were replaced.

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

     The Company anticipates that current cash positions, after its three acquisitions and the repayment of certain affiliate and shareholder debt, together with anticipated cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of the Company's stated goals to acquire other pharmacy benefit management companies, evidenced by the three acquired since July 2000. This will require cash and depending on the Company's evaluation of future acquisitions, additional cash may be required. In the event that the Company's plans change or its assumptions prove to be inaccurate, or the proceeds from the Facility prove to be insufficient to fund operations and acquisitions, the Company could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all.

Other Matters

Inflation

     Management does not believe that inflation has had a material adverse impact on Health Card's net income.

Subsequent Events

     On August 20, 2002, the Company announced that it has signed a letter of intent to acquire Wellpartner Inc., a home-delivery pharmacy based in Portland, Oregon. Wellpartner offers personal pharmacy convenience through mail, telephone, facsimile, or online shopping to members throughout the United States. If this acquisition is consummated, the Company believes it will enhance its ability to offer integrated, full-service, mail order pharmacy services to its customers.

Critical Accounting Policies and Estimates

General

     Health Card's discussion and analysis of its financial condition and results of operations are based upon Health Card's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Health Card to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses; these estimates and judgments also effect related disclosure of contingent assets and liabilities. On an on-going basis, Health Card evaluates its estimates, including those related to rebate income, bad debt, intangible assets, income taxes and financing operations. Health Card bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes that of its significant accounting policies (see Note 1 to the Consolidated Financial Statements comprising Item 8 hereof), the following may involve a higher degree of judgment and complexity than others:

Revenue Recognition

     The Company has historically entered into two types of arrangements for the payment of administrative fees: fee for service (per claim charges) and capitation (per member per month charges). Under the fee for service arrangement, the Company is paid by its sponsors for the Company's contractually agreed upon rates based upon actual claims adjudicated plus a fixed transaction fee. Under the capitation arrangement, the fee is based on the number of participants per month; the Company pays for the cost of prescriptions filled and thus shares the risk of operating profit or loss with these plans. Since January 1, 2000, all services have been provided on a fee for service basis only.

     Revenue under the fee for service arrangement is recognized when the claims are adjudicated. Included as revenue are the Company's administrative fees, and charges relating to pharmaceuticals dispensed by the Company's network of pharmacies. Revenue is reduced by the amount of rebates paid to the Company's sponsors.

     The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. In certain limited cases, the Company has not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. This has no impact on the Company's gross profit since neither the revenue nor the related cost of the prescriptions is recorded.

     Rebates are recognized when the Company is entitled to them in accordance with the terms of its arrangements with drug manufacturers, third party rebate administrators, and sponsors, and when the amount of the rebates is determinable. The Company records the gross rebate receivable and the appropriate payable to the sponsors based on estimates, which are subject to final settlement. The estimates are based upon the claims submitted and the Company's rebate experience, and are adjusted as additional information becomes available.

Bad Debt

     Health Card maintains allowances for doubtful accounts for estimated losses resulting from the liability of its sponsors to make required payments. If the financial condition of Health Card's sponsors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred Taxes

     Health Card periodically considers whether or not it should record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Health Card has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event Health Card were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Health Card determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Goodwill and Intangible Impairment

     In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On July 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment issues on a periodic basis thereafter. During the year ended June 30, 2002, the Company did not record any impairment losses related to goodwill and other intangible assets.


Capitalized Software

     The costs of software developed for internal use incurred during the preliminary project stage are expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post-implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives, commencing on the date the software is placed into use, primarily three years.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.

          Not applicable.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The audited financial statements of Health Card as of June 30, 2002, 2001 and 2000, and the related Schedules, are included in this Form 10-K following
Item 14 hereof.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.


     Reference is made to the Current Report on Form 8-K dated July 19, 2002, and to the Current Report on Form 8-K dated June 15, 2001, regarding Health Card's dismissals of its independent auditors.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The information required is incorporated herein by reference to the fiscal year 2002 definitive Proxy Statement under the caption "Election of Directors", which the Company anticipates will be filed by October 28, 2002.

Item 11. Executive Compensation

     The information required by this item is incorporated herein by reference to the fiscal 2002 Definitive Proxy Statement under the caption "Executive Compensation", which the Company anticipates will be filed by October 28, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the fiscal 2002 Definitive Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and Security Ownership of Management", which the Company anticipates will be filed by October 28, 2002.

Item 13. Certain Relationships and Related Transaction

     The information required by this item is incorporated herein by reference to the fiscal 2002 Definitive Proxy Statement under the caption "Certain Relationships and Related Transactions", which the Company anticipates will by filed by October 28, 2002.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

(a)  1.   Financial Statements

 The following Consolidated Financial Statements of Health Card are included herein:

     Independent Auditors' Reports                                                    F-2 - F-4

     Consolidated Balance Sheet as of June 30, 2001 and 2002                             F-5

     Consolidated Statement of Income for each of the years ended
      June 30, 2000, 2001 and 2002                                                       F-6

     Consolidated Statement of Stockholders' Equity  for each
      of the years ended June 30, 2000, 2001 and 2002                                    F-7

     Consolidated Statement of Cash Flows for each of the years ended
      June 30, 2000, 2001 and 2002                                                       F-8

     Notes to Consolidated Financial Statements                                          F-9 - F-34

     2.     Financial Statement Schedules

           Schedule II:  Valuation and Qualifying Accounts                               S-1

     3.    Exhibits

Exhibit
Number    Description of Exhibit

 3.1     Certificate of Incorporation of Health Card (7)
 3.4     By-Laws of Health Card (7)
 4.1     Form of Specimen Common Stock Certificate (9)
 4.2     Form of Warrant Agreement, including form of Representatives'
         Warrants (1)
10.1 Mail Service Provider Agreement, dated July 1, 1996, between Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.2 Amendment to Mail Service Provider Agreement, dated January 1, 1997, between Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.3     Software License Agreement and Professional Service Agreement,
         dated February 18, 1998, between Health Card and Prospective
         Health, Inc. (1)
10.4     1999 Stock Option Plan (1)
10.5 Employee Covenant Agreement, dated June 15, 1998, between Health Card and Mary Casale (1)
10.6 Employee Covenant Agreement, dated June 16, 1998, between Health Card and Ken Hammond (1)
10.7 Stock Option Agreement, dated August 3, 1999, between Health Card and Ken Hammond (4)
10.8 Employment Agreement, dated March 27, 2000, between Health Card and David Gershen (4)
10.9 Stock Option Agreement, dated May 1, 2000, between Health Card and David Gershen (4)
10.10 Employment Agreement, dated May 3, 2000, between Health Card and James Bigl (4)
10.11 Stock Option Agreement, dated June 12, 2000, between Health Card and James Bigl (4)
10.12 Stock Option Agreement, dated August 3, 1999, between Health Card and Kenneth J. Daley (4)
10.13 Stock Option Agreement, dated August 3, 1999, between Health Card and Gerald Angowitz (4)
10.14 Assignment, dated November 1, 1996, from Sandata, Inc., to BFS Realty, LLC (1)
10.15 Lease, dated August 10, 1998, between 61 Manorhaven Boulevard, LLC and Health Card (1)
10.16    Letter, dated June 3, 1999, from Bert Brodsky to Health Card (1)
10.17    Letter, dated June 3, 1999, from Gerald Shapiro to Health Card (1)
10.18 Agreement of Guaranty, dated June 1, 1998, by Bert E. Brodsky in favor of Health Card (1)
10.19 Promissory Note, dated July 31, 2000, made payable by P.W. Capital, LLC to the order of Health Card, in the amount of $3,890,940 (4)
10.20    Letter, dated  June 8, 1999, from P.W. Capital Corp. to Health Card (1)
10.21    Letter, dated June 9, 1999, from Bert E. Brodsky to Health Card (1)
10.22 Letter, dated June 8, 1999, from the Bert E. Brodsky Revocable Trust to Health Card (1)
10.23 Letter Agreement, dated June 30, 1999, between the Bert E. Brodsky Revocable Trust and Health Card (1)
10.24    Employment Agreement, dated July 1, 1999, between Health Card and
         Bert E. Brodsky (1)
10.25    Letter, dated June 8, 1999, from Bert E. Brodsky to Health Card (1)
10.26    Form of Lock-Up Agreement (1)
10.27 Acquisition and Merger Agreement, dated as of June 27, 2000, between Health Card and Pharmacy Associates, Inc. (3)
10.28    Lease Agreement, dated March 4, 1996, between Pharmacy Associates,
         Inc. and Executive Park Partnership (4)
10.29 Amendment to Lease, dated November 2, 1998, between Pharmacy Associates, Inc. and Executive Park Partnership (4)
10.30 Amendment to Lease, dated November 19, 1998, between Pharmacy Associates, Inc. and Executive Park Partnership (4)
10.31    Lease Agreement, dated July 8, 1999, between Pharmacy Associates,
         Inc. and Executive Park Partnership (4)
10.32 Asset Purchase Agreement dated as of March 5, 2001 among National Medical Health Card Systems, Inc., PMP Acquisition Corp., Provider Medical Pharmaceutical, LLC and members of PMP (5)
10.33 Employment Agreement, dated June 4, 2001, between National Medical Health Card Systems, Inc. and Tery Baskin (6)
10.34 Stock Option Agreement, dated June 4, 2001, between National Medical Health Card Systems, Inc. and Tery Baskin (6)
10.35 Stock Option Agreement, dated June 12, 2001, between National Medical Health Card Systems, Inc. and James Bigl (6)
10.36 Asset Purchase Agreement dated January 29, 2002 by and among the Company, Health Solutions Limited ("HSL"), HSL Acquisition Corp., a wholly-owned subsidiary of the Company, and the security holders of
         HSL (8)
10.37    Receivables  Purchase and Transfer  Agreement dated January 29, 2002 by and among the Company and certain of its  subsidiaries and and NMHC Funding, LLC (8)
10.38    Loan and Security Agreement dated January 29, 2002 by and between
         NMHC Funding,  LLC and HFC Healthco-4,  LLC, an affiliate of
         Healthcare Finance Group, Inc. (8)
10.39 Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems, Inc. and BFS Realty, LLC (6)
10.40 Amended Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems, Inc. and BFS Realty, LLC
21       List of Subsidiaries
23.1 Consent of Ernst & Young to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-82224) of its report dated September 30, 2002
23.2 Consent of Goldstein Golub Kessler to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-82224) of its report dated August 31, 2001
23.3 Consent of BDO Seidman LLP to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-82224) of its report dated September 19, 2000
99.1     Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
99.2     Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

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

     (4) Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2000.

     (5) Denotes document filed as an Exhibit to Health Card's Form 8-K for an event dated March 5, 2001.

     (6) Denotes document filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2001.

     (7) Denotes document filed as an Exhibit to Health Card's Definitive Proxy Statement on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.

     (8) Denotes document filed as an Exhibit to Health Card's Current Report on Form 8-K for events dated January 29, 2002 and incorporated herein by reference.

     (9) Denotes document filed as an Exhibit to Health Card's Amendment number 1 on Form 8-A/A filed with the Securities and Exchange Commission on May 21, 2002 and incorporated herein by reference.

(b)      Reports on Form 8-K

     A Form 8-K was filed with the Securities and Exchange Commission on May 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
---------------------------------------------------------------------------
        (Registrant)

By  /s/Bert E. Brodsky
    -----------------------------------------------------------------------
Date: September  30, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By    /s/  Bert E. Brodsky
   -------------------------------------------------------------------------
        Bert E. Brodsky, Chairman of the Board
Date: September 30, 2002

By   /s/  Gerald Shapiro
  --------------------------------------------------------------------------
        Gerald Shapiro, Vice Chairman of the Board, Secretary,
Date: September 30, 2002

By /s/ James J. Bigl
   -------------------------------------------------------------------------
   James J. Bigl, Chief Executive Officer,
                   Principal Executive Officer and Director
Date: September 30, 2002

By   /s/  Gerald Angowitz
  --------------------------------------------------------------------------
Gerald Angowitz, Director
Date: September 30, 2002

By   /s/  Kenneth J. Daley
  --------------------------------------------------------------------------
        Kenneth J. Daley, Director
Date: September 30, 2002

By   /s/  Paul J. Konigsberg
  --------------------------------------------------------------------------
        Paul J. Konigsberg, Director
Date: September 30, 2002

By   /s/  Ronald L. Fish
  --------------------------------------------------------------------------
        Ronald L. Fish, Director
Date: September 30, 2002

By   /s/ David J. Gershen
  --------------------------------------------------------------------------
        David J. Gershen, Principal Financial and Accounting Officer
Date: September 30, 2002

                                 CERTIFICATIONS


I, James J. Bigl, Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of National Medical Health Card Systems, Inc. and its Subsidiaries;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of National Medical Health Card Systems, Inc. and its Subsidiaries as of, and for, the periods presented in this annual report.



Dated: September 30, 2002             /s/ James J. Bigl
                                          James J. Bigl, Chief Executive Officer


I, David J. Gershen, Chief Financial Officer, certify that:


     1. I have reviewed this annual report on Form 10-K of National Medical Health Card Systems, Inc. and its Subsidiaries;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of National Medical Health Card Systems, Inc. and its Subsidiaries as of, and for, the periods presented in this annual report.


 Dated: September 30, 2002         /s/ David  J. Gershen
                                       David J. Gershen, Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports                                  F-2 - F-4


Consolidated Financial Statements:

   Balance Sheet                                                  F-5
   Statement of Income                                            F-6
   Statement of Stockholders' Equity                              F-7
   Statement of Cash Flows                                        F-8
   Notes to Consolidated Financial Statements                  F-9 - F-32

                         Report of Independent Auditors


The Board of Directors and Stockholders of
National Medical Health Card Systems, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheet of National Medical Health Card Systems, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Medical Health Card Systems, Inc. and subsidiaries at June 30, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective July 1, 2001.



                                                     /s/ ERNST & YOUNG LLP
Melville, New York
September 5, 2002

                          INDEPENDENT AUDITOR'S REPORT




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




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 31, 2001

Report of Independent Certified Public Accountants


Board of Directors
National Medical Health
  Card Systems, Inc. and Subsidiaries
Port Washington, New York



     We have audited the accompanying consolidated statements of income, stockholders' equity (deficit) and cash flows of National Medical Health Card Systems, Inc. and Subsidiaries for the year ended June 30, 2000. These financial statements are the responsibility of the management of National Medical Health Card Systems, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of National Medical Health Card Systems, Inc. and Subsidiaries for the year ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.



BDO Seidman, LLP
Melville, New York

September 19, 2000


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEET

                                ($ in thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,              June 30,
                                                                                             2001                   2002
                                                                                             ----                   ----
-------------------------------------------------------------------------------------------------------------------------

Assets
Current:

Cash and cash equivalents (including cash equivalent investments
  of $1,216 and $1,187, respectively)                                                $     10,877           $    1,768
Restricted cash                                                                             1,598                2,653
Accounts receivable, less allowance for doubtful accounts of $1,847                        30,081               59,285
  and $2,248, respectively
Rebates receivable                                                                          7,789               15,775
Due from affiliates                                                                           987                  504
Deferred tax asset                                                                          1,103                1,542
Other current assets                                                                        1,004                  610
-------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                 53,439               82,137

Property, equipment and software development costs, net                                     8,584                9,031
Due from affiliates                                                                         3,832                3,620
Intangible assets, net of accumulated amortization of $39 and $406, respectively              266                2,523
Goodwill                                                                                   12,944               52,035
Other Assets                                                                                   45                  549
--------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                   $     79,110          $   149,895
================================================================================================================================

Liabilities And Stockholders' Equity
Current Liabilities:

Accounts payable and accrued expenses                                                $     57,646         $    108,525
Revolving credit facility and loans payable-current                                           110               13,835
Current portion of capital lease obligations                                                  542                  556
Due to officer/stockholder                                                                    542                  696
Due to affiliates                                                                             344                -
Other current liabilities                                                                   1,346                1,178
--------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                            60,530              124,790
Capital lease obligations, less current portion                                             1,333                  809
Long-term loans payable and other liabilities                                                  73                  865
Deferred tax liability                                                                      1,702                2,154
--------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                    63,638              128,618
--------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
Stockholders' Equity:

Preferred stock $.10 par value; 10,000,000 shares authorized, none outstanding               -                   -

Common Stock $.001 par value, 25,000,000 shares authorized, 7,312,496 and                       7                    8
   7,550,239 shares issued 7,121,496 and 7,359,239 outstanding, respectively
Additional paid-in-capital                                                                 13,255               14,292
Retained earnings                                                                           3,254                7,721
Treasury stock at cost, 191,000 shares                                                       (744)                (744)
Notes receivable - stockholders                                                              (300)                -
---------------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                           15,472               21,277
---------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                      $    79,110         $    149,895
=================================================================================================================================

           See accompanying notes to consolidated financial statements

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
   --------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                        CONSOLIDATED STATEMENT OF INCOME

              (All amounts in thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                         Year ended June 30,
                                                                       ----------------------------------------------------------
                                                                       2000               2001                   2002
                                                                       ----               ----                   ----


Revenue                                                           $      167,676    $      272,119      $      459,832
Cost of claims                                                           153,377           249,572             424,733
---------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                              14,299            22,547              35,099

Selling, general and administrative expenses*                             12,358            21,423              27,230

----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                           1,941             1,124               7,869
----------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
Interest expense                                                             (81)             (236)             (1,125)
Interest income                                                            1,003             1,113                 522
Other income, net                                                         -                 -                      101
----------------------------------------------------------------------------------------------------------------------------------
                                                                             922               877                (502)
----------------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                   2,863             2,001               7,367
Provision for income taxes                                                 1,247               843               2,900

----------------------------------------------------------------------------------------------------------------------------------
Net income                                                           $     1,616      $      1,158        $      4,467
==================================================================================================================================

Earnings per common share:
  Basic                                                             $       0.24      $       0.16        $       0.62

==================================================================================================================================
  Diluted                                                           $       0.24      $       0.16        $       0.56
==================================================================================================================================


Weighted-average number of common shares outstanding:
  Basic                                                                    6,720             7,101               7,213

==================================================================================================================================
  Diluted                                                                  6,720             7,200               7,909
==================================================================================================================================

* Includes amounts charged by affiliates aggregating:                $     2,986        $     4,081         $    1,889


----------------------------------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------
                 Consolidated Statement Of Stockholders' Equity
                           (All amounts in thousands)

-----------------------------------------------------------------------------------------------------------------------------------

                                           Notes       Preferred Stock     Common Stock   Additional               Treasury Stock
                                          Receivable   ---------------     ------------    Paid-in-     Retained   --------------
                                         Stockholders  Shares   Amount   Shares   Amount   Capital      Earnings   Shares   Amount

Balance at June 30, 1999            $      (1,356)        -    $ -        5,312  $   5    $  2,869      $   480      -       $ -
  Sale of stock                                -          -      -        1,600      2       9,536           -       -         -
  Stock purchase                               -          -      -           -      -           -            -      191      (744)
  Interest paid on notes receivable            50         -      -           -      -           -            -       -         -
  Principal paid on notes receivable        1,000         -      -           -      -           -            -       -         -
  Interest on notes receivable                (33)        -      -           -      -           -            -       -         -
  Net income                                   -          -      -           -      -           -         1,616      -         -

----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                     (339)        -      -        6,912      7      12,405        2,096     191      (744)
  Principal paid on notes receivable           65         -      -           -      -           -            -       -         -
  Interest paid on notes receivable           (26)        -      -           -      -           -            -       -         -
  Stock Issued- PAI acquisition                -          -      -          400     -          850           -       -         -
  Net income                                   -          -      -           -      -           -         1,158      -         -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                     (300)        -      -        7,312      7      13,255        3,254     191      (744)
  Principal paid on notes receivable          300         -      -           -      -           -            -       -         -
  Exercise of stock options                    -          -      -          175      1         787           -       -         -
  Stock issued-PAI acquisition                 -          -      -           63     -          250           -       -         -
  Net income                                   -          -      -           -      -                     4,467      -         -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                   $   -          -    $ -        7,550  $   8   $  14,292   $    7,721     191     $(744)
===================================================================================================================================

           See accompanying notes to consolidated financial statements



           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                                                                         Years Ended June 30,
                                                                                         --------------------
                                                                            2000              2001                2002
                                                                            ----              ----                ----
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
           Net income                                              $       1,616     $       1,158      $        4,467
           Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                                   1,300             2,585               3,264
           Amortization of deferred gain                                   -                 -                    (102)
           Net gain on sale of capital assets                              -                 -                    (331)
           Provision for doubtful accounts                                   996               857                 546
           Compensation expense accrued to officer/stockholder                60               482                 154
           Deferred income taxes                                             979               391                  13
           Interest accrued on stockholders' loans                           (33)              (26)              -
           Changes in assets and liabilities, net of effect from
           acquisitions
                Restricted cash                                             (292)             (468)             (1,055)
                Accounts receivable                                       (1,171)          (10,155)            (29,750)
                Rebate receivable                                          1,618            (1,304)             (7,986)
                Other current assets                                          26              (594)                387
                Due to/from affiliates                                      (251)             (346)                351
                Other assets                                               -                    42                 (54)
                Accounts payable and accrued expenses                      1,664            19,527              49,713
                Income taxes payable and other current liabilities          (709)              (58)                 83
                Other long term liabilities                                -                 -                     715
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  5,803            12,091              20,415
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
           Capital expenditures                                           (2,432)           (3,842)             (3,196)
           Loans (to)/from stockholders                                     (390)               -                -
           Proceeds form sale of capital assets                                -                30               1,321
           Acquisition of Centrus, net of cash acquired                        -                 -             (40,287)
           Acquisition of PAI, net of cash acquired                            -            (4,614)             (1,000)
           Acquisition of PMP, net of cash acquired                            -            (6,706)              -
           Repayment of note by stockholder                                1,050                -                  300
           Principal received on notes from stockholders                       -                65               -
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (1,772)          (15,067)            (42,862)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
           Sale of common stock - net                                      9,538             -                   -
           Proceeds from exercise of stock options                         -                 -                     788
           Proceeds from convertible note offering                         -                 -                  11,600
           Repayment of convertible note offering                          -                 -                 (11,600)
           Proceeds from revolving credit facility                         -                 4,000              28,700
           Repayment of revolving credit facility                          -                (4,000)            (14,887)
           Treasury stock                                                   (744)            -                   -
           Deferred financing costs                                        -                 -                    (486)
           Repayment of debt and capital lease obligations                  (208)             (742)               (777)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                        8,586              (742)             13,338
---------------------------------------------------------------------------------------------------------------------------------


Net increase (decrease) in cash and cash equivalents                      12,617            (3,718)             (9,109)

Cash and cash equivalents at beginning of period                           1,978            14,595              10,877
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $      14,595      $     10,877             $ 1,768

---------------------------------------------------------------------------------------------------------------------------------
           See accompanying notes to consolidated financial statements


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (All $ in thousands, except per share amounts)


1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     National Medical Health Card Systems, Inc. (the "Company," "Health Card") provides comprehensive pharmacy benefit management ("PBM") services to plan sponsors, which include managed care organizations, local governments, unions, corporations and third party health care plan administrators through its network of licensed pharmacies throughout the United States. The Company's pharmacy benefit management services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail order pharmacy claims management, specialty pharmacy claims management, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, disease information services, data access, reporting and information analysis, and physician profiling.

     The audited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc., and its wholly owned subsidiaries, Pharmacy Associates, Inc. ("PAI"), Interchange PMP, Inc. ("PMP"), Centrus Corporation f/k/a HSL Acquisition Corp. (see Note 2) ("Centrus") National Medical Health Card IPA, Inc. ("IPA"), which was formerly known as PSCNY IPA, Inc., Specialty Pharmacy Care, Inc. ("Specialty"), NMHCRX Contracts, Inc. ("Contracts"), and PBM Technology Inc. ("PBM Tech"). Also included on a consolidated basis are the accounts of NMHC Funding, LLC ("Funding"), a limited liability company of which the Company and its subsidiaries are the owners of all of the membership interests. Unless the context otherwise requires, references herein to the "Company" or "Health Card" refer to the Company and its subsidiaries, on a consolidated basis. All material intercompany balances and transactions have been eliminated in the consolidation

     In October 1998, the Company acquired IPA, which is an independent practice association under the laws of New York. The Company acquired PSCNY IPA, inc. (`PSCNY") as part of the Centrus Acquisition (see note 2). Health Card's IPA was dissolved. PSCNY was utilized by Centrus to contract with Health Maintenance Organizations or providers containing financial risk-sharing provisions which represents some of Centrus' largest sponsors. PSCNY's name was changed to IPA In September 2002. IPA is subject to the regulatory authority of the Department of Health and the laws, rules and regulations applicable to independent practice associations in New York.

     Specialty was incorporated in January 2000. This wholly owned subsidiary was established to provide manufacturer rebate administration services to Health Card. Effective as of April 2000, Health Card began to enter into rebate agreements directly with drug manufacturers. Although these agreements are between Health Card and drug manufacturers, Specialty administers these contracts on behalf of Health Card. Specialty is paid administrative fees by the drug manufacturers and/or retains a percentage of rebates collected.

     Currently, Specialty does not have any full-time employees. Specialty reimburses the Company for the use of its employees on an as-needed basis.

     In April, 2002, Contracts was incorporated. This subsidiary was formed to contract with certain larger sponsors. The nature of the contractual terms with these sponsors leads the Company to recognize revenue on a net basis (see revenue recognition policy below). Contracts does not currently have any full time employees.

     PBM Tech was incorporated in April 2002. This subsidiary was formed to manage the Company's intellectual property. PBM Tech maintains an office in Wilmington, Delaware and employs its own employees.

     The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity date of three months or less from purchase date to be cash equivalents. These also include short-term, highly liquid municipal bonds with interest rates that are reset monthly which are readily convertible into cash at par value (cost). Restricted cash balances at June 30, 2001 and 2002 includes approximately $1,598 and $2,653, respectively, which are restricted as to their use as related to the maintenance of minimum cash balances in accordance with Ohio statute.

     The Company has historically entered into two types of arrangements for the payment of administrative fees: fee for service (per claim charges) and capitation (per member per month charges). Under the fee for service arrangement, the Company is paid by its sponsors for the Company's contractually agreed upon rates based upon actual claims adjudicated plus a fixed transaction fee. Under the capitation arrangement, the Company receives its fee based on the number of participants per month and pays for the cost of prescriptions filled and thus shares the risk of operating profit or loss with these plans. Since January 1, 2000, all services have been provided by the Company on a fee for service basis only.

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

     The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. In certain limited cases, the Company has not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. This has no impact on the Company's gross profit since neither the revenue nor the related cost of the prescriptions is recorded.

     The Company follows the provisions of EITF 00-14, Accounting for Certain Sales Incentives - Coupons, Rebates and Discounts in connection with the Company's rebates to sponsors. These rebates are recognized when the Company is entitled to them in accordance with the terms of the Company's arrangements with drug manufacturers, third party rebate administrators, and the Company's sponsors, and when the amount of the rebates is determinable. The Company records the gross rebate receivable and the appropriate payable to the sponsors based on estimates, which are subject to final settlement. The estimates are based upon the claims submitted and the Company's rebate experience, and are adjusted as additional information becomes available. Currently some rebates are processed by a third party rebate administrator and the remaining rebates are submitted by Specialty directly to the drug manufacturers for reimbursement. For the years ended June 30, 2000, 2001 and 2002, the rebates retained by the Company were approximately $3,818, $4,255 and $6,513, respectively.

     Property and equipment is recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the property and equipment (generally 3 to 7 years). Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful lives of the assets.

     The costs of software developed for internal use incurred during the preliminary project stage are expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post-implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives. During the years ended June 30, 2001 and 2002, approximately $870 and $824, respectively, in software development costs related to internal programming time were capitalized.

     Amortization of capitalized amounts commences on the date the software is placed into use and is computed using the straight-line method over the estimated economic life of the software, which prior to June 2001 was five years and subsequently has been primarily three years. Amortization expense was approximately $842, $1,327 and $1,834 for the years ended June 30, 2000, 2001 and 2002, respectively.

     A significant portion of the Company's computer software for its reporting system was previously developed by a company affiliated by common ownership (see
Note 4). Currently, the Company's development is performed by its own employees or by unrelated third party consultants. The cost includes development of software programs and enhancements, which may either expand or modify existing programs which allows the Company to do customized reporting from its claims adjudication system.

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

     Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share has been computed using the basic weighted-average shares of common stock issued plus outstanding stock options and warrants, and contingently issuable shares, in the periods in which such options and warrants, and contingently issuable shares have a dilutive effect under the treasury stock method.

     The Company may be subject to a concentration of credit risk with respect to its trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances to cover potential or anticipated losses for uncollectible accounts.

     Financial instruments which potentially subject the Company to concentrations of credit risk are cash balances deposited in financial institutions which exceed FDIC or SIPC insurance limits. Amounts on deposit with financial institutions, which exceeded the FDIC or SIPC insurance limits at June 30, 2001 and 2002, were approximately $16,457 and $7,710, respectively.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the current nature of these instruments. Loans due from affiliates and an officer bear market interest rates; therefore, the Company believes that the carrying amount approximates fair value.

     For comparability, certain 2000 and 2001 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2002.

     Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No such impairment existed through June 30, 2002.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, Business Combinations and Goodwill and Other Intangibles, respectively. FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company has adopted SFAS Nos. 141 and 142 as of July 1, 2001 and has performed the requisite impairment testing. As of June 30, 2002 there is no impairment to the goodwill recorded on the accompanying balance sheet.

     SFAS 142 requires the disclosure of net income and earnings per share computed on a pro forma basis by reversing the goodwill amortized in the periods presented. Such pro forma disclosures are required in the period of adoption and thereafter until all periods presented reflect goodwill accounted for in accordance with SFAS 142. Had SFAS 142 been effective prior to July 1, 2001, the Company's net income would have been unchanged for the year ended June 30, 2000 and $1,554 or $0.22 per basic and diluted share for the year ended June 30, 2001.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules supersede the provisions of Accounting Principals Board Opinion No. 30 ("APB No. 30") with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date as presently required by APB No. 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company does not believe that the implementation of SFAS No. 144 will have any impact on its financial statements as of and for the year ending June 30, 2003.

 2.  ACQUISITIONS

     The Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement"), dated as of January 29, 2002, with Health Solutions, Ltd., a New York corporation ("HSL"), HSL Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("Sub"), and the security holders of HSL named therein, pursuant to which the Company agreed to acquire certain assets of HSL relating to the pharmacy benefit management business conducted by HSL under the name "Centrus" (the "Acquisition"). Centrus provides PBM services primarily to managed care organizations in the northeast. The Company intends to continue to use the Centrus assets to provide PBM services. The Centrus business complements the Company's business while significantly strengthening the Company's presence in the managed care market.

     The aggregate purchase price of the Acquisition was $40 million in cash, of which $3 million is held in escrow to secure certain indemnification obligations. ($2 million has been released as of July 2002). The Company acquired approximately $1.4 million of HSL's assets which included $0.9 million of property and equipment and $0.5 million of software. The Company also agreed to assume approximately $1.4 million of HSL's liabilities relating to the Centrus business which included $1.1 million of rebates due to sponsors, $0.1 million of capital leases, and $0.2 million of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of Centrus' operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $40,671.5, which consists of the following components: (i) customer relationships valued at $2,415, which will be amortized over five (5) years; (ii) an employment agreement and a consulting agreement valued at a combined value of $89, which will be amortized over two (2) years: (iii) non-compete contracts valued at $76, which will be amortized over four (4) years, and (iv) goodwill of $38,091.5, which will not be amortized for book purposes per SFAS 142 (see Note 1). For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. In addition, the Company has agreed to pay HSL, as additional purchase price, up to $4 million over a period of three years if the acquired Centrus business achieves certain financial performance targets during the two-year period following the Closing. HSL may also be entitled to an additional incentive payment based on the financial performance of the Centrus business during the one-year period following the Closing.

     Simultaneously with the consummation of the Acquisition, the Company entered into an Employment Agreement and a Stock Option Agreement with the former president of Centrus, pursuant to which he will serve as Executive Vice President of Managed Care for the Company. Additionally, several members of Centrus' management team have joined the Company as employees or a consultant, and have been granted stock options to purchase an aggregate of 375,000 shares of Common Stock, under the Company's 1999 Stock Option Plan, as amended.

     On January 29, 2002, the Company and certain of its subsidiaries entered into a $40 million secured revolving credit facility (the "Facility") with HFG Healthco-4 LLC, a specialty finance company. Borrowings of $28.7 million under the Facility were used to finance part of the purchase price of the Centrus Acquisition and will also be used by the Company and certain of its subsidiaries for working capital purposes and future acquisitions in support of its business plan. Details of this financing are disclosed in Note 9, "Commitments and Contingencies."

     On January 22, 2002 the Company completed a convertible note offering (the "Note Offering") in the aggregate principal amount of $11.6 million, which was subordinated to the Facility. Pursuant to the Note Offering, subscribers received a promissory note (each a "Note") paying interest quarterly on the unpaid principal balance at the rate of 12% per annum. The subscribers, including two who are directors of the Company, were all accredited investors. The Notes had a term of one year, unless otherwise extended pursuant to the terms of the Note. The Notes were convertible at any time at the election of the holders into shares of the common stock, par value $.001 per share (the "Common Stock") of the Company ("Conversion Shares") at a conversion price of $12.00 per share, the fair value of the Common Stock on January 22, 2002. The Note holders were granted certain registration rights. Proceeds from the Note Offering were used to finance part of the purchase price of the Acquisition. The Notes were repaid in full on June 30, 2002.

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

     The purchase price for the assets consisted of (i) $4,000 in cash, (ii) the satisfaction by the Company of PMP's bank indebtedness of $1,255, and (iii)
cancellation of the $1,500 promissory note from PMP to the Company, dated January 16, 2001. Part of the cash portion of the purchase price ($722) was paid into an escrow account to provide security for the indemnification obligations of PMP and its members to the Purchaser. The acquisition was accounted for under the purchase method of accounting and the results of PMP's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $6,474.7 which consists of the following components: (i) customer relationships valued at $305, which will be amortized over 2.5 years using the straight-line method of amortization, and (ii) goodwill of $6,169.7, which has not been amortized for book purposes since July 1, 2001 in accordance with SFAS 142. For tax purposes, the goodwill and customer relationships will be amortized over fifteen years. The Company will be required to pay up to $1,000 of additional cash consideration if certain financial targets relating to PMP's business are met over the next two years, which may be accounted for as an addition to goodwill. The targets which were related to retaining specific contracts were not achieved in the first year and consequently no additional consideration was paid for that period.

     Pursuant to the terms of the Agreement and Plan of Merger between the Company and Pharmacy Associates, Inc. ("PAI"), dated July 20, 2000 (the "PAI Agreement"), the Company acquired PAI, a regional pharmacy benefit management company operating in Arkansas, Louisiana and Mississippi. Under the terms of the merger agreement, stockholders of PAI received an aggregate of $6,000 in cash and 400,000 shares of the Company's common stock, which was valued at $850, on the acquisition date. Of the 400,000 shares, 200,000 were placed in escrow for two years to secure certain indemnification obligations. All of those shares were released from escrow in July of 2002. The acquisition was accounted for under the purchase method of accounting and the results of PAI's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $6,345.5, which consists of the following components: (i) customer relationships valued at $131.0, which was amortized entirely over the first year, (ii) noncompete contracts valued at $44.4, which will be amortized over five years using the straight-line method of amortization, and (iii) goodwill of $6,170.1, which has not been amortized for book purposes, since July 1, 2001 in accordance with SFAS 142. The goodwill associated with this acquisition is not deductible for tax purposes. PAI stockholders were entitled to receive additional consideration of up to $2,000 payable in a combination of cash and unregistered common stock over a two-year period if certain financial targets of PAI are met, which will be accounted for as an addition to goodwill. The financial targets were achieved for both years; therefore, $750, in cash and $250 in Common Stock (62,500 shares valued at $4.00 per share) was paid and issued in August, 2001, and $750 in cash and $250 in Common Stock (41,668 shares valued at $6.00 per share) were paid and issued in August, 2002.

     The following summarized unaudited pro forma results of operations set forth below for the years ended June 30, 2001 and 2002 assume the PAI, PMP, and Centrus acquisitions had occurred as of the beginning of these periods:

     June   30,                                   2001                2002
--------------------------------------------------------------------------------
Revenue                                         $469,506             $618,730
Net income                                        $2,810               $5,187
Net income per common share:
Basic                                              $0.40                $0.72
Diluted                                            $0.39                $0.66
Pro forma  weighted-average  number of
common shares outstanding:
Basic                                          7,100,674            7,212,536
Diluted                                        7,199,526            7,909,054
--------------------------------------------------------------------------------

For comparability purposes, goodwill amortization has been excluded from both years presented. This pro forma financial information is presented for information purposes only. The pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of the acquired entity and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.



  3.  PROPERTY,      Property, equipment and software development costs
      EQUIPMENT      consist of the following:
      AND SOFTWARE
      DEVELOPMENT
        COSTS:
                                                                     Estimated
       June 30,                      2001              2002         Useful Life
      ---------                     ------            ------        -----------
      Equipment                 $   2,841            $3,748        3 to 5 years
      Software                      7,889             9,673        3 to 5 years
      Leasehold improvement           253               528       Term of lease
      Automobile                       44                44             5 years
      Equipment acquired under
      capital leases                2,538             2,575        5 to 8 years
-------------------------------------------------------------------------------
                                   13,565            16,568
     Accumulated depreciation
      and amortization              4,981             7,537

--------------------------------------------------------------------------------
                                   $8,584          $  9,031
================================================================================


     Accumulated   depreciation  on  equipment   acquired  under  capital  lease
obligations was $501 and $867 as of June 30, 2001 and 2002, respectively.

     Depreciation and amortization expense for the years ended June 30, 2000, 2001 and 2002 was approximately $1,300, $2,028 and $2,898, respectively.

     Due to affiliates represents trade payables for developed software, other software services, operating leases and maintenance costs.

     The Company had historically entered into various verbal and written agreements with Sandata Technologies, Inc. ("Sandata") and its wholly owned subsidiaries. The Company's Chairman of the Board is also a principal stockholder of Sandata. Sandata provides computerized data processing services and custom software and programming services.

     As of June 30, 2001, Sandata owed Health Card $504, pursuant to a promissory note, dated May 31, 2000, in the original principal amount of $500, plus interest at the rate of 9 1/2%; interest on such note was payable quarterly and such note was paid in full on May 31, 2001. On June 9, 2001, Sandata again gave a promissory note to Health Card in the principal amount of $500, with interest at the rate of 7%, which was to have been due on June 8, 2002. The note was paid in full on August 15, 2001. As of June 30, 2002, Sandata also owed Health Card $6 for pharmacy benefit services which has subsequently been reimbursed.

     Due from affiliates also includes a note from another company affiliated by common ownership. As of June 30, 2002, the balance due from this affiliate including accrued interest was $4,019.3. Such amount bore interest at 8.5% per annum, payable quarterly. The note was collateralized by 1,022,758 shares of $.001 par value common stock of the Company registered in the name of the Company's Chairman of the Board and was subject to his personal guarantee. The original note was replaced by a new non-recourse promissory note dated July 31, 2000, made payable by the affiliate to the order of the Company in the amount of $3,890.9. The note is payable in annual installments of $400, consisting of principal and interest at the rate of 8 1/2% per annum on each of the first and second anniversary dates, with the total remaining balance of principal and interest due and payable on July 31, 2003. The note is collateralized by 1,000,000 shares of $.001 par value common stock of the Company registered in the name of the Company's Chairman of the Board and is subject to his personal guarantee. The first two $400 payments due under the note as of July 31, 2001 and 2002 were satisfied by offsetting an equal amount owed by the Company to the Chairman of the Board. Effective July 31, 2001, the interest rate on the note was changed to the prime rate in effect from time to time (4.75% at June 30, 2002). For the years ended June 30, 2000, 2001 and 2002, the amount of interest income accrued related to this note was approximately $314, $340 and $206, respectively.

     Concurrent with the consummation of the Company's Public Offering, on August 2, 1999, a trust controlled by the Company's Chairman of the Board (the "Selling Stockholder") sold 400,000 shares of common stock from its holdings. The Company received approximately $1,993 from the sale by the Selling Stockholder of which approximately $1,043 was applied to amounts owed by the Selling Stockholder and the balance to amounts due from the affiliate. (See Note 15.)

     On February 8, 2001, the President gave to the Company his Promissory Note in the amount of $34 as evidence of the loan by the Company to the President. On April 12, 2002, the Promissory Note was amended and Company agreed to increase the loan to $100. The loan bears interest at 8%, and is due on April 25, 2003. The interest rate was lowered effective July 1, 2002 to the rate at which the Company borrows money.

     Certain  costs  paid  to  the  affiliates  were   capitalized  as  software
development costs. For the years ended June 30, 2001 and 2002, the amounts charged by affiliates and capitalized were approximately $844 and $96, respectively.

     The Company purchased computer equipment and furniture and fixtures from affiliates during the years ended June 30, 2001 and 2002 for approximately $433 and $122, respectively. The price of some of these assets included 20% purchasing, handling, consulting, set-up and other service fees.

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

     General and administrative expenses related to transactions with affiliates included in the consolidated statement of income are:

Year ended June 30,                         2000           2001            2002
-------------------------------------------------------------------------------
 Software maintenance and
 related services and supplies (a)       $   977        $ 1,244            $496
 Management and consulting fees (b)          923          1,294             303
 Administrative, accounting
 services and supplies (c)                   695            894             548
Rent and utilities (d)                       391            649             542

-------------------------------------------------------------------------------
                                          $2,986         $4,081          $1,889
===============================================================================


          (a) A company affiliated by common ownership historically provided a significant portion of the Company's software maintenance (Note 1), certain other software services, computer hardware under operating leases and maintained certain computer hardware.

          (b) The Company incurred fees to certain other affiliated companies for various management and consulting services.

          (c) A company affiliated by common ownership provides the Company with various administrative, legal and accounting services.

          (d) See Note 9 for information regarding leases with related parties.

     Notes receivable - stockholders represents a loan to a stockholder to purchase the Company's stock. This note bore interest at 8.5% and had a repayment date of July 1, 2002. The note was paid in full in January 2002. The Company has accrued approximately $235 of interest income from affiliates arising from this note and the three loans described above during the year ended June 30, 2002.

     For the years ended June 30, 2001 and 2002, the Company paid the annual premium of approximately $60 on behalf of the Company's Chairman of the Board for a life insurance policy. The aggregate amount of premiums paid for such policy will be repaid to the Company upon the payment of the policy's benefits to the beneficiary.

 5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following:

June 30,                                             2001                 2002
-------------------------------------------------------------------------------

 Claims payable                                    $46,616              $82,195
 Rebates payable to sponsors                         6,479               16,921
 Trade payables                                      1,598                6,693
 Other payables                                      2,953                2,716
-------------------------------------------------------------------------------
                                                   $57,646             $108,525
===============================================================================
 6.  CAPITAL LEASE OBLIGATIONS

     The following is a schedule, by year, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at June 30, 2002.

    Payments for the year ending June 30,
                     2003                                         $   653
                     2004                                             536
                     2005                                             336
 ------------------------------------------------------------------------------

    Total minimum lease payments                                    1,525

    Less amount representing interest                                 160
 ------------------------------------------------------------------------------

   Present value of net minimum lease payments                      1,365
   Less current portion                                               556
-------------------------------------------------------------------------------
    Long-term lease obligations                                      $809
===============================================================================


 7.  MAJOR CUSTOMERS AND PHARMACIES

     For the year ended June 30, 2000, approximately 27% and 12% of revenue was derived from two plan sponsors. For the year ended June 30, 2001, approximately 16% of revenue was from one plan sponsor, which was the only sponsor that represented more then 10% of the Company's revenues. For the year ended June 30, 2002, approximately 15% and 10% of revenue was from two plan sponsors. Amounts due from these sponsors at June 30, 2001 and 2002 approximated $1,936 and
$13,386, respectively. The Company's arrangements with these plan sponsors generally are, short-term, terminable by the sponsor and/or subject to continuing negotiation. One of the Company's major sponsors terminated its contract as of June 30, 2002.

     During the years ended June 30, 2000 and 2001, the Company settled certain fees due from a major sponsor related to a capitation arrangement for calendar years 1997 through 1999. The impact of these settlements was to reduce revenue by $821 and $733, respectively. The calendar year 2000 and 2001 contract with this sponsor was no longer a capitation arrangement. During the year ended June 30, 2001, the Company also reached an agreement with a former major sponsor to settle amounts due. This settlement increased selling, general and administrative expenses by $588.

     For the years ended June 30, 2000 and 2001, approximately 44% and 26%, respectively, of the cost of claims were from two pharmacy chains. For the year ended June 30, 2002, approximately 22% of the cost of claims was from one pharmacy chain. Amounts payable to the two pharmacy chains at June 30, 2001 was approximately $10,493. Amounts payable to the one chain at June 30, 2002 was $17,803.

 8.  TAXES ON INCOME

        Provisions for federal and state income taxes consist of the following:

        Year ended June 30,             2000               2001           2002
-------------------------------------------------------------------------------
            Current:
            Federal                     $199            $   364       $  2,149
            State                         69                 89            738
-------------------------------------------------------------------------------
                                         268                453          2,887
-------------------------------------------------------------------------------
            Deferred:
            Federal                      727                324             23
            State                        252                 66            (10)

-------------------------------------------------------------------------------
                                         979                390             13
-------------------------------------------------------------------------------

 Total provision                      $1,247               $843         $2,900
===============================================================================


     Differences between the federal statutory rate and the Company's effective tax rate are as follows:

   Year ended June 30,                    2000           2001          2002
-------------------------------------------------------------------------------
 Statutory rate                           34.0%         34.0%         34.0%
 State taxes - net of federal taxes        7.4           5.1           5.1
 Permanent differences                     1.5           4.2           0.3
 Other                                     0.7          (1.2)          --

-------------------------------------------------------------------------------
                                          43.6%         42.1%         39.4%
===============================================================================

     Deferred  income  tax  assets  (current  and  noncurrent)   resulting  from
temporary differences are as follows:

June 30,                                            2001                 2002
-------------------------------------------------------------------------------

 Accounts receivable allowances                     $757             $1,004
 Vacation expense accrual                             73                100
 Officer/stockholder bonus accrual                   273                326
 Deferred revenue                                     --                102
 Other                                                --                 10

-------------------------------------------------------------------------------
                                                  $1,103             $1,542
===============================================================================


     Deferred income tax liabilities of $1,702 and $2,154 at June 30, 2001 and 2002, respectively, resulted from temporary differences between depreciation and amortization of property and equipment.

 9. COMMITMENTS AND CONTINGENCIES

     The Company currently occupies approximately 26,500 square feet of office space at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Leased Premises"). The Company subleases the Leased Premises from BFS Realty, LLC, an affiliate of the Chairman of the Board (the "Affiliate"). The Affiliate leases the Leased Premises from the Nassau County Industrial Development Agency, pursuant to a lease which was entered into by the agency and the Affiliate in July 1994, and which expires in March 2005. The Affiliate has the right to become the owner of the Leased Premises upon expiration of this lease. The Affiliate subleases a portion of the Leased Premises to the Company (the
"Lease"). As of November 1, 2001, the Company and the Affiliate amended the Lease. The Lease provides that, effective August 1, 2001, the rent payable by the Company shall be an aggregate annual rent of $308. While formerly the Company made estimated monthly real estate tax, utilities and maintenance expense payments to the Affiliate, the Lease now provides that the Company will pay its pro-rata share of such expenses directly, to the entities to whom payment must be made. The Company estimates that such monthly expenses will approximate an aggregate of $336, per year. The annual rent will increase by 5% per year during the term of the Lease. The annual expenses are also expected to increase, although the Company cannot estimate by how much. The Lease expires in July, 2010. The Company believes that the Leased Premises is adequate for current purposes. Leasehold improvements made to this space during the years ended June 30, 2001 and 2002 were approximately $142 and $60, respectively.

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

     In August 2001, the Company entered into a lease with an affiliated Company to rent a two family home for the use of out-of-town employees while in Port Washington. This facility is in lieu of renting multiple hotel rooms. The lease expires in December 2005. With the acquisition of Centrus, additional "hotel" space was required. Therefore, the Company entered into two leases with another affiliated Company to rent two additional houses. These leases expire in April, 2007.

     Additionally, the Company leases office space through its subsidiaries in Little Rock, Arkansas, Tulsa, Oklahoma and Latham, New York. The aggregate annual rental payments for leased space in Little Rock are approximately $169; for leased space in Tulsa are approximately $48; and for Latham, approximately $700. In Latham, the subsidiary currently occupies two floors; the Company anticipates that the amount of space leased by the Company (and, concomitantly, the amount of rent paid) will be significantly reduced in the near future.

     Real estate rental expense, including utilities, for the years ended June 30, 2000, 2001 and 2002 was approximately $412, $792 and $ 1,169, respectively. Of these amounts, approximately $391, $564 and $542, respectively, were charged by affiliates under operating leases.

     The Company has entered into various other operating leases with unrelated third parties for office equipment. These leases have different payment terms and expiration dates.

     Future minimum payments under the noncancelable operating leases for real estate and office equipment with related and other parties at June 30, 2002 are as follows:

    Year ending June 30,
       2003                                                         $   1,612
       2004                                                             1,433
       2005                                                             1,238
       2006                                                             1,100
       2007                                                             1,027
      Thereafter                                                        3,932

   ----------------------------------------------------------------------------
                                                                      $10,342
   ============================================================================


     In addition to the operating leases above, the Company entered into a sale-leaseback operating lease of certain fixed assets (principally computer hardware and externally developed software) with an affiliate of the Company's Vice Chairman. The minimum future operating lease payments at June 30, 2002 are as follows:

    Year ending June 30,
       2003                                                          $     443
       2004                                                                443
       2005                                                                148
   ----------------------------------------------------------------------------
                                                                        $1,034
   ============================================================================

     In February 1998, the Company entered into an agreement to purchase computer software products and professional services with an unrelated company. The agreement required the Company to pay an initial license fee of $400, of which $100 was paid upon signing and $25 was payable monthly through February 1999. The initial license fee of $400 has been capitalized and fully amortized as of June 30, 2002. In addition, if certain milestones are reached based on the number of processed claims, as defined, the license fee increases incrementally, up to an additional $500 over the term of the agreement. In February 1999, 2001 and 2002, the Company met certain milestones, resulting in total additional license fees of $400. These amounts were capitalized and are being amortized over three years. The agreement also provides for the annual payment of 18% of the then current cumulative license fee, as defined, as a service maintenance fee which is expensed as incurred.

     An action was commenced against the Company on December 8, 1998 by the West Contra Costa Unified School District (the "School District") and an individual plaintiff in the State of California. The case was subsequently moved to Federal court. The complaint alleged, among other things, that the parties entered into a contract in November 1996, and that the Company unilaterally terminated the contract on December 16, 1996. The complaint further alleged that the termination resulted in the School District incurring approximately $150 in costs and $867 in expenses to obtain coverage from December 1996 until October 1997. The complaint also sought treble damages. The parties reached an agreement pursuant to which the Company paid to the plaintiffs an amount that was lower than the amount of costs and expenses claimed, and is funding a part of the plaintiffs' litigation against another defendant. The proceeds of any settlement with or verdict against such defendant will be divided between the Company and the School District.

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plans Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement. MHP is seeking $3 million dollars in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2.8 million based on Midwest's failure to pay under a contract. In late June 2002, Midwest agreed to make two payments in the amount of $1.34 million and $1.36 million to partially settle the Company's claims against Midwest. As a part of that payment, Midwest dropped one of its two claims against the Company that had sought to setoff or recoup alleged overcharges by the Company. The Company continues to have counterclaims totaling over $200 against Midwest for Midwest's failure to pay the amounts it had agreed to pay Health Card for goods and services. Trial currently is scheduled for September 22, 2003. Factual discovery cut-off is February 28, 2003. The Company believes the claims alleged in the complaint are without merit and intends to vigorously defend the action.

     The Company has entered into employment agreements with its Chairman, Chief Executive Officer and President, Chief Operating Officer, Chief Financial Officer, and Senior Vice President of Sales and Marketing. The agreements provide for (i) participation in the bonus pool for senior executives, (ii) eligibility for stock option grants under the Company's then current stock option plan, and (iii) certain termination benefits which, depending upon the reason for termination, can equal up to one year of salary for all of these senior executives except the Chairman, who is eligible for up to two years. In addition, the Senior Vice President of Sales and Marketing is entitled to commissions earned as a percentage of gross margin generated from direct accounts as well as from accounts sold by salespeople under her management.

     On January 29, 2002, the Company and certain of its subsidiaries entered into the Facility, a $40 million secured revolving credit facility with a specialty finance company. In connection with the Facility, the Company and certain of its subsidiaries have agreed to sell, on an on-going basis, their accounts receivable to Funding. Funding utilizes those receivables as collateral to secure borrowing under the Facility. The Facility has a three-year term, provides for borrowing up to $40 million at the London InterBank Offered Rate (LIBOR) plus 2.4% (4.2% at June 30, 2002) and is secured by receivables and other assets of the Company and certain of its subsidiaries. The outstanding balance as of June 30, 2002 was $13,813.3, which was all classified as short term. The Facility requires the Company to maintain certain financial and other covenants. The Company was in compliance with all covenants at June 30, 2002.


 10.  STOCK OPTIONS AND  WARRANTS

     During the years ended June 30, 2000, 2001 and 2002, the Company granted stock options under the 1999 Stock Option Plan (the "Plan"). During 2002, the Company amended the Plan and increased the number of shares issuable in connection with options granted under the Plan. The total number of shares of common stock reserved by the Company for issuance under the Plan is 2,850,000 plus an indeterminable number of shares of common stock issuable upon the exercise of "reload options." There are no options outstanding that contain the "reload" provision. Shares issuable pursuant to options granted under the Plan as of June 30, 2002 equal 1,936,026. Stock options outstanding have a life of from 4 to 10 years, as defined in Section 422 of the Internal Revenue Code. Incentive options may not be granted for a price less than 100% of the fair market value of the common stock as of the date of the grant or 110% in the case of an individual who owns more than 10% of the combined voting power of all classes of stock of the Company. All options to date have been issued with an option exercise price at or above the fair market value of those options on the date of grant.

     The following tables summarize information about stock option activity for the years ended June 30, 2000, 2001 and 2002:

                                                               Weighted-
                                                                average
                                                               Exercise
                                            Number of          Price per
                                            Options              Share
-------------------------------------------------------------------------------
 Outstanding options at June 30, 1999       345,180               $5.87
 Canceled                                  (345,180)               5.87
 Granted                                    656,469                5.98
-------------------------------------------------------------------------------
 Outstanding options at June 30, 2000       656,469                5.98
 Canceled                                  (251,127)               6.23
 Granted                                    837,942                2.92
-------------------------------------------------------------------------------
 Outstanding options at June 30, 2001     1,243,284                3.87
 Canceled                                  (222,775)               8.46
 Granted                                  1,015,760               10.36
 Exercised                                 (175,243)               4.49
-------------------------------------------------------------------------------
Outstanding options at June 30, 2002      1,861,026               $6.77
===============================================================================

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value method prescribed in SFAS No. 123. Had compensation expense been recorded under the provisions of SFAS No. 123, the impact on the Company's net earnings and earnings per share would have been:

-------------------------------------------------------------------------------
Year ended June 30,                  2000              2001             2002

Reported net income                $1,616            $1,158           $4,467
Pro forma compensation expense       (237)             (320)            (666)
-------------------------------------------------------------------------------
Pro forma net income               $1,379            $  838           $3,801
===============================================================================

Pro forma earnings per share:
 Basic                         $     .21            $   .12          $   .53
===============================================================================
 Diluted                       $     .21             $  .12          $   .48
===============================================================================


     The fair value of each option granted is estimated on the date of grant using the Black-Scholes ption-pricing model with the following weighted-average assumptions used for all grants in the years ended June 30, 2000, 2001 and 2002: no dividend yield in 2001 and 2002 and a dividend yield of 0.008% in 2000; risk-free interest rate ranges from 1.7% to 5.8%; an expected life of options of
5.0 years for all three years, and a volatility of 45.6%, 90.8% and 86.2%, respectively, for all grants. The weighted-average value of options granted is $1.09, $.96 and $6.77 for the three years ended June 30, 2000, 2001 and 2002, respectively.

     The following table summarizes information about stock options outstanding at June 30, 2002:

                                             Outstanding                         Exercisable
------------------------------------------------------------------------------------------------------
                                               Weighted-        Weighted-                  Weighted-
                                               average          average                     average
  Option                          Number       Remaining        Exercise         Number     Exercise
 Price Range                     of Shares       Life             Price        of Shares      Price
------------------------------------------------------------------------------------------------------

$  1.67  to $  2.51                565,995      3.65 years      $  1.82        240,340       $  1.81

$  2.52  to $  3.78                 30,000      4.09 years      $  3.17          6,670       $  3.00

$  3.79  to $  5.69                212,900      3.58 years      $  4.63         74,105       $  4.81

$  5.70  to $  8.55                191,211      2.75 years      $  7.36        110,283       $  7.43

$  8.56  to $ 12.84                859,081      5.28 years      $ 10.54         33,240       $  9.00

$ 12.85  to $ 15.10                  1,839      4.63 years      $ 14.68          -           $   -

------------------------------------------------------------------------------------------------------
$  1.67  to $ 15.10              1,861,026      3.45 years      $  6.77        464,638       $  4.16
======================================================================================================

     The Company granted the underwriters of the Public Offering 200,000 warrants for nominal consideration. The warrants entitle the holders thereof to purchase 200,000 shares of common stock from the Company at $9.00 per share and are exercisable for four years commencing on July 29, 2000. Of such warrants, 80,000 were subsequently purchased from the underwriters by the Company's Chairman of the Board and are exercisable for four years commencing on July 29, 2000.

     The  total   outstanding   stock  options  detailed  above  exclude  75,000
nonstatutory options granted to one of the shareholders of Centrus, who is providing consulting services to the Company.


 11. 2000 RESTRICTED STOCK GRANT PLAN

     On October 16, 2000, the board of directors approved the adoption of the Company's 2000 Restricted Stock Grant Plan (the "Stock Grant Plan"). The Stock Grant Plan was subsequently adopted by the shareholders at the Company's annual meeting on November 20, 2000. The Stock Grant Plan provides for the issuance of shares that are subject to both standard restrictions on the sale or transfer of such shares (e.g., the standard seven-year vesting schedule set forth in the Stock Grant Plan) and/or restrictions that the board may impose, such as restrictions relating to length of service, corporate performance or other restrictions. As of June 30, 2002, no grants had been made under the Stock Grant Plan and, therefore, no shares had vested under it. There are 700,000 shares of common stock reserved for issuance in connection with grants made under the Stock Grant Plan.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

  Year ended June 30,                     2000          2001              2002
-------------------------------------------------------------------------------
 Cash paid:
  Interest                         $      98       $     236          $   1,125
  Income taxes                           960           1,287              2,277

 Noncash investing and
 financing activities:
  Capital lease obligations
  were incurred for computer
  equipment and software               2,538              -                  -
 Issuance of common stock
  in connection with the
  acquisition of PAI                     -               850                250
-------------------------------------------------------------------------------

 13.  EMPLOYEE BENEFIT PLAN

     Effective June 1, 1998, the Company adopted a 401(K) plan as part of an affiliated Company plan which covered substantially all employees. Effective January 1, 2001, the Company adopted its own 401(K) plan and rolled over all prior balances into the new plan. At the same time, the Company merged in the PAI 401(K) plan so that one plan now covers substantially all Company employees. Participants may elect to contribute to the plan a minimum of 1% to a maximum of 18% of their annual compensation, not to exceed a dollar limit set by law. Monthly, the Company will determine a discretionary matching contribution equal to a percentage of each participant's contribution. Contributions made by the Company for the years ended June 30, 2000, 2001 and 2002 were approximately $18, $109 and $79, respectively.


 14.  EARNINGS PER SHARE

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:

  Year ended June 30,                       2000            2001          2002
-------------------------------------------------------------------------------
Basic                                  6,720,104       7,100,674     7,212,536
 Effect of assumed conversion
 of employee stock options                    -           65,406       661,999

Contingently issuable shares
 (see Note 2)                                 -           33,446        34,519

-------------------------------------------------------------------------------
Diluted                                6,720,104       7,199,526     7,909,054
===============================================================================

     Outstanding options and warrants to purchase shares of common stock which were antidilutive were not included in the computation of diluted earnings per share (see Note 10). These options were as follows:

 Year ended June 30,                  2000              2001              2002
-------------------------------------------------------------------------------

Number of options and warrants     856,469           866,284            435,700
-------------------------------------------------------------------------------

Weighted-average exercise price  $    6.69        $     5.22        $     12.23

===============================================================================
 15. PUBLIC OFFERING

     The registration statement for the Company's Public Offering became effective on July 28, 1999. The Company consummated the Public Offering on August 2, 1999 and issued 1,600,000 shares of common stock at an offering price of $7.50 per share. In addition, the underwriters were granted an overallotment option by the Company to buy 300,000 shares of common stock at $7.50 per share exercisable by September 11, 1999. The underwriters did not exercise this option. Concurrent with the Public Offering, the Selling Stockholder sold 400,000 shares of common stock from its holdings at $7.50 per share. The Company received gross proceeds of $12,883 representing payment for the sale of the 1,600,000 shares, plus 73% of the proceeds from the sale of the 400,000 shares by the Selling Stockholder for a total repayment of $1,993. Of this total, $1,043 was applied to indebtedness by the Selling Stockholder and the balance was applied to amounts owed by affiliates of the Selling Stockholder to the Company. Such proceeds were reduced by underwriting discounts and commissions, a nonaccountable expense allowance and a financial advisory fee paid to the underwriters plus certain fees and expenses paid by the Company.


16.      QUARTERLY FINANCIAL DATA (UNAUDITED):

(In thousands, except per share amounts)
                                                         FY 2002                                              FY 2001
-----------------------------------------------------------------------------------------------------------------------------------
Quarters ended                         6/30         3/31        12/31           9/30        6/30      3/31       12/31         9/30
-----------------------------------------------------------------------------------------------------------------------------------

Revenue                            $145,995      $145,683      $87,509       $80,645     $79,452    $72,374   $64,429       $55,864

Income before income taxes            2,323         1,839        1,799         1,406         507        547       440           507

Net income                            1,327         1,103        1,048           989         415        277       225           241

Earnings per common share:
  Basic                                 .18           .15          .15           .14         .06        .04       .03           .03
  Diluted                               .16           .14          .13           .13         .06        .04       .03           .03

Common share prices:
  High                                12.90         15.61        10.40          4.82        3.49       3.13      2.25          3.25
  Low                                  7.90          9.10         2.65          1.45        2.90       1.31      1.16          1.88



17.  SUBSEQUENT EVENTS

     On August 20, 2002, the Company announced that it has signed a letter of intent to acquire Wellpartner Inc., a home-delivery pharmacy based in Portland, Oregon. Wellpartner offers personal pharmnacy convenience through mail, telephone, facsimile, or online shopping to members throughout the United States. If this acquisition is consummated, the Company believes it will enhance its ability to offer integrated, full-service, mail order pharmacy services to its customers.

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




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 31, 2001

Report of Independent Certified Public Accountants on Financial Statement Schedule



     The audit referred to in our report dated September 19, 2000, relating to the consolidated financial statements of National Medical Health Card Systems, Inc. and Subsidiaries, included the audit of the schedule listed under Item 14 of Form 10-K for the year ended June 30, 2000. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



BDO Seidman, LLP
Melville, New York

September 19, 2000


                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------
                                                            ($ in thousands)

                                                         Additions
                                       Balance at       Charged to                                            Balance
                                        Beginning        Costs and                          Other             at End
Description                              of Year        Expense (a)     Write-offs         Changes            of Year
----------------------------------------------------------------------------------------------------------------------------
Reserves and allowances
deducted from asset accounts:

Allowance for doubtful accounts

  Year ended June 30, 2000                  $846            $996           ($1,115)            -             $   727
  Year ended June 30, 2001                   727             942               (96)          274 (b)           1,847
  Year ended June 30, 2002                 1,847             546              (145)            -               2,248

(a) Charged to bad debts.
(b) Opening reserve balances of acquisitions.
