Form 10-Q
period 2002-09-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2002-11-12
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    September 30, 2002
                               --------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to
                               ----------------------    -----------------------


                        Commission file number 000-26749

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                      11-2581812
-------------------------------------------------------------------------------
(State or Other Jurisdiction                   (IRS Employer Identification No.)
of Incorporation or Organization)

 26 Harbor Park Drive, Port Washington, NY                        11050
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code            (516) 626-0007
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
              Yes                        No
                  -------------             -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's Common Stock, as of November 4, 2002 was 7,610,907 shares.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES



                               INDEX                                            Page
                                                                                ----
  FORWARD-LOOKING STATEMENTS                                                      3

PART I        -   FINANCIAL INFORMATION                                           4

ITEM 1        -   CONDENSED FINANCIAL STATEMENTS:                                 4

                  CONSOLIDATED BALANCE SHEET as of June 30, 2002                  4
                  and September 30, 2002 (unaudited)

                  CONSOLIDATED STATEMENT OF INCOME (unaudited)                    5
                  for the three months ended September 30, 2001 and 2002

                  CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)                6
                  for the three months ended September 30, 2001 and 2002

                  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            7

ITEM 2        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              15
                  CONDITION AND RESULTS OF OPERATIONS

ITEM 3        -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                 22
                  MARKET RISK

ITEM 4    -       CONTROLS AND PROCEDURES                                        22

PART II       -   OTHER INFORMATION                                              23

ITEM 1        -   LEGAL PROCEEDINGS                                              23

ITEM 2        -   CHANGES IN SECURITIES AND USE OF PROCEEDS                      23

ITEM 3        -   DEFAULTS UPON SENIOR SECURITIES                                23

ITEM 4        -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            24

ITEM 5        -   OTHER INFORMATION                                              24

ITEM 6        -   EXHIBITS AND REPORTS ON FORM 8-K                               24


Forward Looking Statements

     When used herein, the words "may," "could," "estimate," "believe," "anticipate," "think," "intend," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and other factors, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. For a discussion of such risks and uncertainties, including risks relating to pricing, competition in the bidding and proposal process, our ability to consummate contract negotiations with prospective clients, dependence on key members of management, government regulation, acquisitions and affiliations, the market for PBM services, and other factors, readers are urged to carefully review and consider various disclosures made by National Medical Health Card Systems, Inc. ("Health Card" or the "Company") which attempt to advise interested parties of the factors which affect Health Card's business, including, without limitation, the disclosures made under the caption "Business" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 30, 2002.

                         PART I - FINANCIAL INFORMATION

Item 1 - CONDENSED FINANCIAL STATEMENTS
           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)



                                                                                  June 30,      September 30,
Assets                                                                              2002            2002
                                                                                    ----            ----
Current:                                                                                        (Unaudited)
Cash and cash equivalents (including cash equivalent investments of $1,187 and
      $1,189, respectively)                                                     $   1,768       $    2,620
Restricted cash                                                                     2,653            2,410
Accounts receivable, less allowance for doubtful accounts of $2,248 and            59,285           60,940
     $2,400, respectively
Rebates receivable                                                                 15,775           17,836
Due from affiliates                                                                   504            3,812
Deferred tax asset                                                                  1,542            1,542
Other current assets                                                                  610            1,186
-----------------------------------------------------------------------------   ----------      ----------
-----------------------------------------------------------------------------   ----------      ----------
   Total current assets                                                            82,137           90,346

Property, equipment and software development costs, net                             9,031            8,737
Due from affiliates                                                                 3,620                -
Intangible assets, net of accumulated amortization of $406 and $575, respectively   2,523            2,354
Goodwill                                                                           52,035           52,035
Other assets                                                                          549              503
-----------------------------------------------------------------------------   ----------     -----------
-----------------------------------------------------------------------------   ----------     -----------
   Total Assets                                                                 $ 149,895       $  153,975

-----------------------------------------------------------------------------   ----------     -----------
-----------------------------------------------------------------------------   ----------     -----------

Liabilities and Stockholders' Equity
Current Liabilities:

Accounts payable and accrued expenses                                           $ 108,525         $101,035
Revolving credit facility and loans payable-current                                13,835           24,382
Current portion of capital lease obligations                                          556              558
Due to officer/stockholder                                                            696              435
Income taxes payable                                                                    -              104
Other current liabilities                                                           1,178              171
----------------------------------------------------------------------------    ----------      ----------
----------------------------------------------------------------------------    ----------      ----------
  Total current liabilities                                                       124,790          126,685
Capital lease obligations, less current portion                                       809              727
Long term loans payable and other liabilities                                         865            1,100
Deferred tax liability                                                              2,154            2,154
----------------------------------------------------------------------------    ----------      ----------
----------------------------------------------------------------------------    ----------      ----------
  Total liabilities                                                               128,618          130,666
----------------------------------------------------------------------------    ----------     -----------
----------------------------------------------------------------------------    ----------     -----------

Commitments and Contingencies
Stockholders' Equity:

Preferred stock $.10 per value; 10,000,000 shares authorized,
  none outstanding                                                                     -                -
Common Stock, $.001 par value, 25,000,000 shares authorized, 7,550,239
  and 7,801,907 shares issued, 7,359,239 and 7,610,907 outstanding, respectively        8                8
Additional paid-in-capital                                                         14,292           14,959
Retained earnings                                                                   7,721            9,086
Treasury stock at cost, 191,000 shares                                               (744)            (744)
---------------------------------------------------------------------------     ----------         --------
---------------------------------------------------------------------------     ----------         --------
  Total Stockholders' Equity                                                       21,277           23,309
---------------------------------------------------------------------------     ----------         --------
---------------------------------------------------------------------------     ----------         --------
  Total Liabilities and Stockholders' Equity                                    $ 149,895         $153,975

----------------------------------------------------------------------------    ----------        ---------
                       See accompanying condensed notes to consolidated financial statements

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                   ($ in thousands, except per share amounts)
                                   (Unaudited)




                                                                                      Three months ended
                                                                                          September 30,

                                                                                       2001             2002
                                                                                       ----          -- ----
Revenues                                                                        $    80,645      $    147,367
Cost of claims                                                                       73,392           136,488
------------------------------------------------------------------------------  ------------     -------------
------------------------------------------------------------------------------  ------------     -------------

Gross profit                                                                          7,253            10,879

Selling, general and administrative expenses*                                         5,983             8,340

------------------------------------------------------------------------------  ------------     -------------
------------------------------------------------------------------------------  ------------     -------------

Operating income                                                                      1,270             2,539

Other income (expense):
  Interest expense                                                                      (60)             (320)
  Interest income                                                                       196                56
  Other income, net                                                                       -                38
------------------------------------------------------------------------------  ------------     -------------
------------------------------------------------------------------------------  ------------     -------------
                                                                                        136             (226)
------------------------------------------------------------------------------  ------------     -------------
------------------------------------------------------------------------------  ------------     -------------

Income before provision for income taxes                                              1,406             2,313
Provision for income taxes                                                              417               948
------------------------------------------------------------------------------  ------------     -------------
------------------------------------------------------------------------------  ------------     -------------

Net Income                                                                        $     989         $   1,365

------------------------------------------------------------------------------  ------------     -------------
------------------------------------------------------------------------------  ------------     -------------

Earnings per common share:
  Basic                                                                              $  0.14          $  0.18

------------------------------------------------------------------------------  ------------     -------------
------------------------------------------------------------------------------  ------------     -------------
  Diluted                                                                            $  0.13          $  0.17

------------------------------------------------------------------------------  ------------     -------------
------------------------------------------------------------------------------  ------------     -------------


Weighted average number of common shares outstanding:
  Basic                                                                               7,143             7,524
------------------------------------------------------------------------------  ------------     -------------
------------------------------------------------------------------------------  ------------     -------------
  Diluted                                                                             7,474             7,919
------------------------------------------------------------------------------  ------------     -------------
------------------------------------------------------------------------------  ------------     -------------


* Includes amounts charged by affiliates aggregating                              $     831           $    297
   ---------------------------------------------------------------------------- ------------    --------------
------------------------------------------------------------------------------  ------------    --------------

  See accompanying condensed notes to consolidated financial statements

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)


                                                                                       Three months ended
                                                                                            September 30,
                                                                                       2001             2002
                                                                                       ----             ----
Cash flows from operating activities:
  Net income                                                                          $ 989        $    1,365
  Adjustments to reconcile net income to net cash used in
    operating activities:
  Depreciation and amortization                                                         685             1,044
  Amortization of deferred gain                                                           -               (39)
  Loss on disposal of capital assets                                                      9                 -
  Provision for doubtful accounts                                                       384               153
  Compensation expense accrued to officer/stockholder                                  (265)             (261)
  Deferred income taxes                                                                 (34)                -
  Interest accrued on stockholders' loans                                                (4)                -
  Changes in assets and liabilities, net of effect from
   acquisitions:
  Restricted cash                                                                        57               243
  Accounts receivable                                                                (3,330)           (1,808)
  Rebates receivable                                                                    354            (2,061)
  Other current assets                                                                    4               128
  Due to/from affiliates                                                                571              (392)
  Other assets                                                                           (2)                -
  Accounts payable and accrued expenses                                              (4,302)           (7,490)
  Income taxes payable and other current liabilities                                    453              (654)
  Other long term liabilities                                                          (696)              285
------------------------------------------------------------------------------      --------           -------
------------------------------------------------------------------------------      --------           -------
Net cash used in operating activities                                                (5,127)           (9,487)
------------------------------------------------------------------------------      --------           -------
------------------------------------------------------------------------------      --------           -------

Cash flows from investing activities:
  Capital expenditures                                                               (1,116)             (580)
  Proceeds from sale of capital assets                                                    1                 -
-----------------------------------------------------------------------------        -------           -------
-----------------------------------------------------------------------------        -------           -------
Net cash used in investing activities                                                (1,115)             (580)
-----------------------------------------------------------------------------       --------           -------
-----------------------------------------------------------------------------       --------           -------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                                 -               418
  Proceeds from revolving credit facility                                                 -           170,950
  Repayment of revolving credit facility                                                  -          (160,408)
  Deferred financing costs                                                                -                47
  Repayment of debt and capital lease obligations                                      (238)              (88)
------------------------------------------------------------------------------     ---------        ----------
------------------------------------------------------------------------------     ---------        ----------
Net cash (used in) provided by financing activities                                    (238)           10,919
------------------------------------------------------------------------------     ---------        ----------
------------------------------------------------------------------------------     ---------        ----------

Net (decrease) increase in cash and cash equivalents                                  (6,480)             852
Cash and cash equivalents at beginning of period                                      10,877            1,768
-------------------------------------------------------------------------------      --------       ----------
-------------------------------------------------------------------------------      --------       ----------
Cash and cash equivalents at end of period                                           $ 4,397        $   2,620


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (All $ in thousands, except per share amounts)
                                   (Unaudited)

1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc. (the "Company" or "Health Card") and its wholly owned subsidiaries, Pharmacy Associates, Inc. ("PAI"), Interchange PMP, Inc. ("PMP"), Centrus Corporation, formerly known as HSL Acquisition Corp. (see Note 2) ("Centrus"), National Medical Health Card IPA, Inc. ("IPA"), formerly known as PSCNY IPA, Inc., Specialty Pharmacy Care, Inc. ("Specialty"), NMHCRX Contracts, Inc. ("Contracts"), and PBM Technology Inc. ("PBM Tech"). Also included on a consolidated basis are the accounts of NMHC Funding, LLC
("Funding"), a limited liability company of which the Company and its subsidiaries are the owners of all of the membership interests. Unless the context otherwise requires, references herein to the "Company" or "Health Card" refer to the Company and its subsidiaries, on a consolidated basis. All material inter-company balances and transactions have been eliminated in the consolidation.

     The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of the Company's management, the September 30, 2002 and 2001 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended June 30, 2002. The results of operations for the three month period ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K, for the year ended June 30, 2002 (the "Annual Report").

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

     The aggregate purchase price of the Acquisition was $40 million in cash, of which $3 million is held in escrow to secure certain indemnification obligations, ($2 million has been released as of July 2002). The Company acquired approximately $1.4 million of HSL's assets which included $0.9 million of property and equipment and $0.5 million of software. The Company also agreed to assume approximately $1.4 million of HSL's liabilities relating to the Centrus business which included $1.1 million of rebates due to sponsors, $0.1 million of capital leases, and $0.2 million of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of Centrus' operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $40,671.5, which consists of the following components: (i) customer relationships valued at $2,415, which will be amortized over five (5) years; (ii) an employment agreement and a consulting agreement valued at a combined value of $89, which will be amortized over two (2) years: (iii) non-compete contracts valued at $76, which will be amortized over four (4) years, and (iv) goodwill of $38,091.5, which will not be amortized for book purposes per SFAS 142 (see Note 8). For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. In addition, the Company has agreed to pay HSL as additional purchase price up to $4 million over a period of three (3) years if the acquired Centrus business achieves certain financial performance targets during the two-year period following the Closing. HSL may also be entitled to an additional incentive payment based on the financial performance of the Centrus business during the one-year period following the Closing.

     Simultaneously with the consummation of the Acquisition, the Company entered into an Employment Agreement and a Stock Option Agreement with the former president of Centrus, pursuant to which he will serve as Executive Vice President of Managed Care for the Company. Additionally, several members of Centrus' management team have joined the Company either as an employee or a consultant, and have been granted stock options to purchase an aggregate of 375,000 shares of Common Stock, under the Company's 1999 Stock Option Plan, as amended.

     On January 29, 2002, the Company and certain of its subsidiaries entered into a $40 million secured revolving credit facility (the "Facility") with HFG Healthco-4 LLC, a specialty finance company. In connection with the Facility, the Company and certain of its subsidiaries have agreed to transfer, on an on-going basis, their accounts receivable to Funding. Funding utilizes those receivables as collateral to secure borrowings under the facility. The Facility has a three year term, provides for borrowing up to $40 million at the London InterBank Offered Rate (LIBOR) plus 2.40% (4.2% at September 30, 2002) and is secured by receivables and other assets of the Company and certain of its subsidiaries. Borrowings of $28.7 million under the Facility were used to finance part of the purchase price of the Acquisition and will also be used by the Company and certain of its subsidiaries for working capital purposes and future acquisitions in support of its business plan. The outstanding balance as of September 30, 2002 was approximately $24.4 million, which was all classified as short term. The Facility requires the Company to maintain certain financial and other covenants. The Company was in compliance with all covenants at September 30, 2002.

     The summarized unaudited pro forma results of operations set forth below for the three months ended September 30, 2001 assumes the Centrus acquisition had occurred as of the beginning of the period.

                                                         Three Months Ended
                                                           September, 2001
                                                         ------------------
Revenues                                                 $       145,771
Net income                                               $         1,204
Net income per common share:
  Basic                                                  $          0.17
  Diluted                                                $          0.16
Pro forma weighted average number of common shares
outstanding:
  Basic                                                        7,143,235
  Diluted                                                      7,473,537



     Pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of the acquired entity and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.

3. STOCK OPTIONS

     During the three months ended September 30, 2002, the Company granted 115,703 stock options and 40,477 stock options were cancelled for a net of 75,226 stock options under the 1999 Stock Option Plan (the "Plan"). The options granted during this period are exercisable at prices ranging from $7.32 to $8.67 and terminate five years from the grant date. The total number of shares of common stock reserved by the Company for issuance under the Plan is 2,850,000 plus an indeterminable number of shares of common stock issuable pursuant to the anti-dilution provisions of the Plan or upon the exercise of "reload options." There are no options outstanding that contain the "reload" provision. Shares issuable pursuant to options granted under the Plan as of September 30, 2002 equal 1,802,975, net of 385,243 options exercised to date.

4. EARNINGS PER SHARE

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                                         Three Months Ended September 30,
                                                                             2001                 2002
                                                                             ----                 ----
Basic                                                                    7,143,235            7,524,438
Effect of assumed exercise of employee stock options                       289,542              394,815
Contingently issuable shares related to an acquisition                      40,760                   -
                                                                             -----               ------
Diluted weighted average number of shares outstanding                    7,473,537            7,919,253
                                                                         =========            =========

     As of June 30, 2002, the Company retired the entire $11.6 million of its Convertible Notes, which were previously due January 23, 2002.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                   June 30,        September 30,
                                                    2002               2002
                                                  --------         -------------

Claims Payable                                 $   82,195           $ 73,739
Rebates Payable to Sponsors                        16,921             21,684
Trade Payables                                      6,693              2,454
Other Payables                                      2,716              3,158
                                                  -------           --------
                                               $  108,525           $101,035
                                                  =======           ========


6. RELATED PARTY TRANSACTIONS

     As of January 1, 2002, the Company has eliminated the majority of its historical related party service transactions with the exception being rent and some administrative services as described below. For the periods presented, certain general, administrative and other expenses reflected in the financial statements include allocations of certain corporate expenses from affiliates which take into consideration personnel, estimates of the time spent to provide services or other appropriate bases. These allocations include services and expenses for employee benefits administration, legal, communications and other miscellaneous services.

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

General and administrative expenses related to transactions with affiliates included in the statement of income are:

                                                                               Three Months Ended
                                                                                  September 30,
                                                                       -------------------------------
                                                                               2001            2002
                                                                               ----            ----
Software maintenance and related services                                   $   254          $    -
Management and consulting fees                                                  208              46
Administrative, accounting services and supplies                                206              28
Rent and utilities                                                              163             223
                                                                                ---             ---
                                                                            $   831         $   297
                                                                                ===             ===

     Due from affiliates includes a note from another company affiliated by common ownership. As of September 30, 2002, the balance due from this affiliate, including accrued interest, was $3,662.5. Such amount bore interest at 8.5% per annum, payable quarterly. The note was collateralized by 1,022,758 shares of $.001 par value common stock of the Company registered in the name of the Company's Chairman of the Board and was secured by his personal guarantee. The original note was replaced by a new non-recourse promissory note dated July 31, 2000, payable to the Company in the amount of $3,890.9. The note is payable in annual installments of $400, consisting of principal and interest at the rate of 8.5% per annum on each of the first and second anniversary dates, with the total remaining balance of principal and interest due and payable on July 31, 2003. The note is collateralized by 1,000,000 shares of $.001 par value common stock of the Company registered in the name of the Company's Chairman of the Board and is secured by his personal guarantee. The first two $400 payments due under the note as of July 31, 2001 and 2002 were satisfied by offsetting an equal amount owed by the Company to the Chairman of the Board. Effective July 31, 2001, the interest rate on the note was changed to the prime rate in effect from time to time (4.75% at September 30, 2002).

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

     The Company currently occupies approximately 26,500 square feet of office space at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Leased Premises"). The Company subleases the Leased Premises from BFS Realty, LLC, an affiliate of the Chairman of the Board (the "Affiliate"). The Affiliate leases the Leased Premises from the Nassau County Industrial Development Agency, pursuant to a lease which was entered into by the agency and the Affiliate in July 1994, and which expires in March 2005. The Affiliate has the right to become the owner of the Leased Premises upon expiration of this lease. The Affiliate subleases a portion of the Leased Premises to the Company (the
"Lease"). As of November 1, 2001, the Company and the Affiliate amended the Lease. The Lease provides that, effective August 1, 2001, the rent payable by the Company shall be an aggregate annual rent of $308. While formerly the Company made estimated monthly real estate tax, utilities and maintenance expense payments to the Affiliate, the Lease now provides that the Company will pay its pro-rata share of such expenses directly to the entities to whom payment must be made. The Company estimates that such monthly expenses will approximate an aggregate of $336 per year. The annual rent will increase by 5% per year during the term of the Lease. The annual expenses are also expected to increase, although the Company cannot estimate by how much. The Lease expires in July, 2010. The Company believes that the Leased Premises are adequate for current purposes. There were no leasehold improvements made to the space during the three months ended September 30, 2002.

7. MAJOR CUSTOMERS AND PHARMACIES

     For the three months ended September 30, 2001, approximately 14% of the consolidated revenues of the Company were from one plan sponsor administering multiple plans. For the three months ended September 30, 2002, approximately 38% of the consolidated revenues of the Company were from two plan sponsors administering multiple plans. Amounts due from these sponsors as of September 30, 2002 approximated $21.2 million.

     For the three months ended September 30, 2001, approximately 26% of the cost of claims were from two pharmacy chains. For the three months ended September 30, 2002, approximately 48% of the cost of claims were from three pharmacy chains. Amounts payable to these three pharmacy chains at September 30, 2002 were approximately $13.5 million.

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

     SFAS 142 requires the disclosure of net income and earnings per share computed on a pro forma basis by reversing the goodwill amortized in the periods presented. Such pro forma disclosures are required in the period of adoption and thereafter until all periods presented reflect goodwill accounted for in accordance with SFAS 142. No pro forma is required as all periods presented have now been accounted for in accordance with SFAS 142.

     In October 2001, the FASB issued SFAS NO. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules supersede the provisions of Accounting Principals Board Opinion No. 30 ("APB No. 30") with regard to reporting the effects of a disposal of a segment of a business, and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date as presently required by APB No. 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company does not believe that the implementation of SFAS No. 144 will have any impact on its financial statements as of and for the year ending June 30, 2003.

9. SUPPLMENTAL CASH FLOW INFORMATION

     During the three months ended September 30, 2001, and September 30, 2002, the Company paid $60 and $320 in interest and $43 and $636 in income taxes, respectively. In non-cash transactions, the Company issued 62,500 shares and 41,668 shares of its common stock, each issue valued at $250, as additional compensation to the shareholders of PAI in August 2001 and August 2002, respectively.

10.      LITIGATION

See Item 1 of Part II of this Quarterly Report on Form 10-Q.

11.      SUBSEQUENT EVENTS

     As of November 1, 2002, the Company and its wholly owned subsidiary, Integrail Acquisition Corp., entered into an Asset Purchase Agreement with Health Solutions, Ltd. ("HSL"), and certain of its security holders (together with HSL, the "Sellers"). Pursuant to the Agreement, Health Card acquired substantially all of the assets of the Integrail division of HSL's operations, for a purchase price of $1.4 million. Half of the purchase price was paid at the closing directly to the Sellers, and half will be deposited into escrow as security for the performance of certain indemnification obligations of the Sellers. Funds for this transaction were supplied by the revolving credit facility that was put into place in January, 2002. (See Note 2). The Agreement provides that if certain operational milestones are achieved over the next 12 months, certain amounts will be released from the escrow to the Sellers. No material liabilities were assumed.

     HSL and Health Card previously entered into another Asset Purchase Agreement. (See Note 2 above for a description of the Centrus Acquisition).

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2002
Compared to Three Months Ended September 30, 2001

     Revenues increased $66.7 million, or approximately 83%, from $80.7 million for the three months ended September 30, 2001, to $147.4 million for the three months ended September 30, 2002. Of the increase, $75.4 million was due to the inclusion of revenues from Centrus, which was included in the revenues for the quarter ended September 30, 2002, but not in the quarter ended September 30, 2001. Another $1.5 million of the increase was due to revenues related to new sponsors or new services offered during the three months ended September 30, 2002. These increases were partially offset by a $23 million decrease related to two factors: 1) a major sponsor terminated its contract with Health Card effective June 30, 2002, and 2) there were certain contracts during the quarter ended September 30, 2002 that the Company recognized on a net revenue basis versus no contracts during the three months ended September 30, 2001 that the Company recognized on a net revenue basis. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those few contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the revenue nor the related costs of the prescriptions is recorded. The majority of the balance of the increase, or approximately $13 million, was due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant.

     Cost of claims increased $63.1 million, or approximately 86%, from $73.4 million for the three months ended September 30, 2001, to $136.5 million for the three months ended September 30, 2002. Centrus accounted for $73.6 million of the increase. This increase was partially offset by the two factors described in the previous paragragh, namely, the loss of a major sponsor and the recognizing of a few contracts on a net revenue basis. As a percentage of revenues, cost of claims increased from 91.0% to 92.6% for the three months ended September 30, 2001 and September 30, 2002, respectively. The increase relates primarily to the higher cost of claims on the Centrus book of business, which serves managed care clients primarily. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. Centrus' cost of claims for the three months ended September 30, 2002 ran about 7 - 10 percentage points greater than the rest of the Company's business, and since Centrus accounted for 51% of the Company's revenue in the three months ended September 30, 2002, this impacted the overall cost of claims percentage.

     Gross profit increased from $7.3 million for the three months ended September 30, 2001 to $10.9 million for the three months ended September 30, 2002; a $3.6 million, or 50%, increase. In addition to the revenue volume increase and consequent gross margin increase, Centrus accounted for $1.8 million, or 50%, of the gross profit increase. Gross profit, as a percentage of revenue, declined from 9.0% to 7.4% for the three months ended September 30, 2001 and September 30, 2002, respectively. The decrease is again principally related to the lower margins achieved by Centrus. The Company has also seen some decline in profit margins due to competitive pressures.

     Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $2.3 million, or approximately 39%, from $6.0 million for the three months ended September 30, 2001 to $8.3 million for the three months ended September 30, 2002. This increase is primarily related to the acquisition of Centrus. While the expenses specifically related to Centrus were $3.1 million in the quarter ended September 30, 2002, this was partially offset by reductions in other areas of the Company related to the full integration of Centrus. The Company analyzed every department in the Company and made decisions concerning the most efficient way to operate regardless of location. This evaluation has led to synergies across the Company and has allowed the Company to maximize the utilization of its resources. It is anticipated that this kind of analysis and deployment of resources will continue as the Company grows.

     General and administrative expenses charged by affiliates decreased approximately $534,000, or 64%, year-over-year from approximately $831,000 to approximately $297,000 for the three months ended September 30, 2001 and September 30, 2002, respectively. The majority of the decrease related to the hiring of employees which allowed the Company to bring in-house certain services which historically had been obtained from related parties.

     Selling, general, and administrative expenses as a percent of revenue improved from 7.4% for the quarter ended September 30, 2001 to 5.7% for the quarter ended September 30, 2002. This improvement stems from the continued growth of the Company due to improving efficiencies with scale.

     For the three months ended September 30, 2001, the Company recognized other income, net, of approximately $136,000. For the three months ended September 30, 2002, the Company incurred other expense, net, of approximately $226,000. The components of the approximate $362,000 increase in net expense were an approximate $260,000 increase in interest expense, and an approximate $140,000 decrease in interest income, and an approximate $38,000 amortized gain on assets sold during the fiscal year ended June 30, 2002. The primary reasons for the net increase in expense were the interest expense incurred on the Company's revolving credit facility during the quarter ended September 30, 2002 to finance the acquisition of Centrus (see Note 2), and the reduction in interest income since all balances go towards paying off the revolving credit facility. Partially offsetting the increase in interest expense was an approximate $38,000 deferred gain on the sale of assets related to a sale/leaseback transaction, which gain of approximately $459,000 was recorded as deferred revenue and is being recognized over the life of the lease, which is thirty-six (36) months.

     Income before the provision for income taxes increased approximately $0.9 million, or 65%, from approximately $1.4 million, for the quarter ended
September  30,  2001,  to  approximately  $2.3  million  for the  quarter  ended
September 30, 2002. The primary reason for the increase was the improving efficiencies that come with scale arising from the integration of the acquisitions the Company has completed. For the three months ended September 30, 2002 revenues increased 83% over the three months ended September 30, 2001, while selling, general, and administrative expenses increased only 39%. In addition, while gross margin percentages declined period-over-period due to the acquisition of Centrus, the gross profit dollars increased by 50%. These factors contributed to the continued improvement in the Company's profitability.

     EBITDA (earnings before interest, taxes, depreciation and amortization) increased by approximately $1.6 million or 83%, from $2.0 million for the three months ended September 30, 2001 to $3.6 million for the three months ended September 30, 2002. The primary factor for the increase was the approximate $1.3 million, or 100%, increase in operating income described above. In addition, there was an approximate $116,000 increase in depreciation and amortization, and an approximate $130,000 increase in other intangibles amortization.

     The effective tax rate increased from 29.7% for the quarter ended September 30, 2001 to 41.0% for the quarter ended September 30, 2002. The tax rate of 41% represents the Company's estimated tax rate for the full fiscal year.

     Net income for the quarter ended September 30, 2002 was approximately $1.4 million as compared to approximately $1.0 million for the quarter ended September 30, 2001; a 38% increase. Earnings per diluted share increased by $0.04, to $0.17 for the quarter ended September 30, 2002.

Liquidity and Capital Resources

     The Company's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. The Company also requires cash for potential acquisitions of other PBM companies or of companies providing related services. As of September 30, 2002, the Company had a working capital deficit of $36.3 million as compared to a working capital deficit of $42.7 million as of June 30, 2002. The primary reason for the improvement in working capital was the profitability generated by the Company during the quarter ended September 30, 2002. In addition, there was a $3.6 million reclassification of a long term loan receivable to short term since it is now due within one year, (See Note 6 - Related Party Transactions). The Company has now acquired three companies since July 2000 utilizing primarily cash. This has had the effect of increasing the Company's working capital deficits until sufficient profitability is generated to pay back the cost of the acquisitions.

     Net cash used in operating activities was $5.1 million and $9.5 million for the three months ended September 30, 2001 and 2002, respectively. For the three months ended September 30, 2002, accounts payable decreased by $3.6 million more than accounts and rebate receivables, thus using cash. For the three months ended September 30, 2001, accounts payable decreased by more than accounts and rebates receivables as well, but only by $1.3 million, this differential led to a $2.3 million greater use of cash in the quarter ended September 30, 2002.

     Historically, the timing of the Company's accounts receivable and accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan sponsors on the one hand, and the Company's pharmacy network on the other hand. These terms generally lead to the Company's payments to participating pharmacies being slower than its corresponding collections from plan sponsors. The Company believes that this situation is not unusual in the pharmacy benefit management industry and expects to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future and, if they were to change materially, the Company could require additional working capital financing. Furthermore, if such terms of trade were to change materially, and/or if the Company were unable to obtain additional working capital financing, there could be a material adverse effect on the Company's business, financial condition, or results of operations.

     Net cash used in investing activities was $1.1 million for the three months ended September 30, 2001, as compared to $0.6 million for the three months ended September 30, 2002. The reduction is related to a decrease in capital expenditures.

     During the quarter ended September 30, 2002 the Company borrowed a net of approximately $10 million under its revolving credit facility. These funds were primarily utilized to repay the principal balance of the Convertible Notes which has had the effect of significantly reducing the interest expense that the Company incurs.

     The Company has entered into various capital lease transactions for hardware and software. The company has also assumed various capital leases through its acquisitions. The principal balance of all capital leases as of September 30, 2002 was approximately $1,285,000.

     The Company has entered into various real estate operating leases with both related and unrelated parties. The Company has entered into various operating leases with unrelated third parties for office equipment. These leases have different payment terms and expiration dates. The Company also entered into a sale-leaseback operating lease of certain fixed assets (principally computer hardware and externally developed software) with an affiliate of the Company's Vice Chairman. See Note 9 to the Consolidated Financial Statements comprising
Item 8 of Form 10 -K for the year ended June 30, 2002 for a further description of these various leases.

     On January 29, 2002, the Company entered into a $40 million revolving credit facility (the "Facility"), details of which are set forth in Note 2 to the financial statements in Part 1. Borrowings of $28.7 million under the Facility were used to finance part of the purchase price of the Company's acquisition of Centrus. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios. As of November 4, approximately $20.0 million was outstanding under the Facility, and the Company was in compliance with its financial ratios covenants.

     The total future payments under these contractual obligations as of September 30, 2002 is as follows:


Contractual Obligations                                    Payments Due by Period
                                                               ($ in thousands)

                                          Total              Less than         1-3 Years         4-5 Years         After
                                                               1 Year                                            5 Years

Long Term Debt                          $ 24,396            $  24,382           $    14         $      -        $      -
Capital Lease Obligations                  1,285                  558               727                -               -
Operating Leases                          10,039                1,442             2,763            2,142           3,692
Sale-leaseback                               923                  444               479                -               -
                                        --------            ---------           -------         --------        --------
                                        --------            ---------           -------         --------        --------
   Total Contractual Cash               $ 36,643            $  26,826           $ 3,983         $  2,142        $  3,692
        Obligations


     PAI stockholders were eligible to receive up to $2,000,000 in additional consideration payable in combination of cash and common stock if certain financial targets of PAI were met for the fiscal years ended June 30, 2001 and 2002. These targets have been achieved and the $2 million has been earned and paid. At the end of August 2001, $750,000 in cash was paid, and 62,500 shares of the Company's Common Stock valued at $4.00 per share were issued to the PAI stockholders. At the end of August 2002, $750,000 in cash was paid, and 41,668 shares of the Company's Common Stock valued at $6.00 per share were issued to the PAI stockholders.

     The members of PMP are eligible to receive additional consideration of up to $1,000,000 if certain PMP clients are retained over the next three years. These targets were not met in the first year so no additional consideration was due and payable. It is the Company's expectation that these amounts will not be earned in the second and third years either as the identified clients were not generally retained directly, although they were replaced.

     The   shareholders   of  Centrus  are   eligible   to  receive   additional
consideration of up to $4,000,000, payable over three years, if certain financial targets are met over the next two years.

     In February 1998, the Company entered into an agreement with an unaffiliated party for computer software products and professional services. The agreement required the Company to pay an initial license fee. In addition, if certain milestones are met based on the number of processed claims, as defined in the agreement, the initial license fee increases in specified increments. To date, four such milestones have been met, resulting in a 100% increase in the license fee. The agreement also provides for the annual payment of a fee for maintenance and updating services equal to 18% of the initial license fee, as defined. It is anticipated, based on internal growth and the Centrus acquisition, that the last milestone will be met. If the remaining milestone is reached, the cash outlay by the Company would be $100,000.

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

Critical Accounting Policies and Estimates

General

     Health Card's' discussion and analysis of its financial condition and results of operations are based upon Health Card's unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Health Card to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses; these estimates and judgments also effect related disclosures of contingent assets and liabilities. On an on-going basis, Health Card evaluates its estimates and judgements, including those related to revenue recognition, bad debt, intangible assets, income taxes, and financing operations. Health Card bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes that of its significant accounting policies (See Note 1 to the Consolidated Financial Statements comprising Item 8 of Form 10-K for the year ended June 30, 2002), the following may involve a higher degree of judgment and complexity than others:

Revenue Recognition

     (a) The Company has historically entered into two types of arrangements for the payment of administrative fees: fee for service (per claim charges) and capitation (per member per month charges). Under the fee for service arrangement, the company is paid by its sponsors for the Company's contractually agreed upon rates based upon actual claims adjudicated, plus a fixed transaction fee. Under the capitation arrangement, the fee is based on the number of participants per month; the Company pays for the cost of prescriptions filled and thus shares the risk of operating profit or loss with these plans. Since January 1, 2000, all services have been provided on a fee for service basis only.

     Revenue under the fee for service arrangement is recognized when the claims are adjudicated. Included as revenue are the Company's administrative fees and charges relating to pharmaceuticals dispensed by the Company's network of pharmacies. Revenues are reduced by the amount of rebates paid to the Company's sponsors.

     (b) The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. In certain limited cases, the Company has not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. This has no impact on the Company's gross profit since neither the revenue nor the related cost of the prescriptions is recorded.

     (c) Rebates are recognized when the Company is entitled to them in accordance with the terms of its arrangements with drug manufacturers, third party rebate administrators, and sponsors, and when the amount of the rebates is determinable. The Company records the gross rebate receivable and the appropriate payable to the sponsors based on estimates, which are subject to final settlement. The estimates are based upon the claims submitted and the Company's rebate experience, and are adjusted as additional information becomes available.

Bad Debt

     Health Card maintains allowances for doubtful accounts for estimated losses resulting from the liability of its sponsors to make required payments. If the financial condition of Health Card's sponsors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and Intangible Asset Impairment

     In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On July 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment issues on a periodic basis thereafter. To date, the Company has not recorded any impairment losses related to goodwill and other intangible assets.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

Not Applicable.

ITEM 4 - CONTROLS AND PROCEDURES

     Disclosure controls and procedures are the controls and procedures designed to ensure that information that the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required. They include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

     Under the supervision and with the participation of management, chiefly our principal executive officer and our principal financial officer, Health Card evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective. There have been no significant changes in our internal controls, or in other factors that could significantly affect these controls, subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plans Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement. MHP is seeking $3 million dollars in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2.8 million based on MHP's failure to pay under a contract. In late June 2002, MHP agreed to make two payments in the amount of $1.34 million and $1.36 million to partially settle the Company's claims against MHP. As a part of that payment, MHP dropped one of its two claims against the Company that had sought to setoff or recoup alleged overcharges by the Company. The Company continues to have counterclaims totaling approximately $150,000 against MHP for its failure to pay the amounts it had agreed to pay Health Card for goods and services. Trial currently is scheduled for September 22, 2003. Factual discovery cut-off is February 28, 2003. The Company believes the claims alleged in the complaint are without merit and intends to vigorously defend the action.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     For information concerning the Company's 1999 Stock Option Plan, and the options currently issued and outstanding thereunder, see Note 3 to the Financial Statements comprising Item 1 of Part I of this Form 10-Q.

     Pursuant to the terms of the PAI Agreement, in August 2001 and August 2002, the Company issued 62,500 and 41,668 shares respectively, of unregistered Common Stock of the Company to the PAI stockholders as additional consideration. These issuances were valued at $250,000 each. The Company was advised in each case that the issuance of such shares was exempt from registration under the Securities Act by virtue of Section 4(2) thereof.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDRS

None.


ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number       Description of Exhibit


3.1   Certificate of Incorporation of Health Card (7)
3.4   By-Laws of Health Card (7)
4.1   Form of Specimen Common Stock Certificate (9)
4.2   Form of Warrant Agreement, including form of Representatives' Warrants (1)
10.1 Mail Service Provider Agreement, dated July 1, 1996, between Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.2 Amendment to Mail Service Provider Agreement, dated January 1, 1997, between Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy
       Services (1)
10.3 Software License Agreement and Professional Service Agreement, dated February 18, 1998, between Health Card and Prospective Health, Inc. (1)
10.4  1999 Stock Option Plan (1)
10.5  Employee Covenant Agreement, dated June 15, 1998, between Health Card and Mary Casale (1)
10.6  Employee Covenant Agreement, dated June 16, 1998, between Health Card and Ken Hammond (1)
10.7  Stock Option Agreement, dated August 3, 1999, between Health Card and Ken Hammond (4)
10.8  Employment Agreement, dated March 27, 2000, between Health Card and David Gershen (4)
10.9  Stock Option Agreement, dated May 1, 2000, between Health Card and
       David Gershen (4)
10.10 Employment Agreement, dated May 3, 2000, between Health Card and
       James Bigl (4)
10.11 Stock Option Agreement, dated June 12, 2000, between Health Card and James Bigl (4)
10.12 Stock Option Agreement, dated August 3, 1999, between Health Card and Kenneth J. Daley (4)
10.13 Stock Option Agreement, dated August 3, 1999, between Health Card and Gerald Angowitz (4)
10.14 Assignment, dated November 1, 1996, from Sandata, Inc., to BFS Realty,
        LLC (1)
10.15 Lease, dated August 10, 1998, between 61 Manorhaven Boulevard, LLC and Health Card (1)
10.16 Letter, dated June 3, 1999, from Bert Brodsky to Health Card (1)
10.17 Letter, dated June 3, 1999, from Gerald Shapiro to Health Card (1)
10.18 Agreement of Guaranty, dated June 1, 1998, by Bert E. Brodsky in favor of Health Card (1)
10.19 Promissory Note, dated July 31, 2000, made payable by P.W. Capital, LLC to the order of Health Card, in the amount of $3,890,940 (4)
10.20 Letter, dated  June 8, 1999, from P.W. Capital Corp. to Health Card (1)
10.21 Letter, dated June 9, 1999, from Bert E. Brodsky to Health Card (1)
10.22 Letter, dated June 8, 1999, from the Bert E. Brodsky Revocable Trust to Health Card (1)
10.23 Letter Agreement, dated June 30, 1999, between the Bert E. Brodsky Revocable Trust and Health Card (1)
10.24 Employment Agreement, dated July 1, 1999, between Health Card and
        Bert E. Brodsky (1)
10.25 Letter, dated June 8, 1999, from Bert E. Brodsky to Health Card (1)
10.26 Form of Lock-Up Agreement (1)
10.27 Acquisition and Merger Agreement, dated as of June 27, 2000, between Health Card and Pharmacy Associates, Inc. (3)
10.28 Lease Agreement, dated March 4, 1996, between Pharmacy Associates, Inc. and Executive Park Partnership (4)
10.29 Amendment to Lease, dated November 2, 1998, between Pharmacy Associates, Inc. and Executive Park Partnership (4)
10.30 Amendment to Lease, dated November 19, 1998, between Pharmacy Associates, Inc. and Executive Park Partnership (4)
10.31 Lease Agreement, dated July 8, 1999, between Pharmacy Associates, Inc.
        and Executive Park Partnership (4)
10.32 Asset Purchase Agreement dated as of March 5, 2001 among National Medical Health Card Systems, Inc., PMP Acquisition Corp., Provider Medical Pharmaceutical, LLC and members of PMP (3)
10.33 Employment Agreement, dated June 4, 2001, between National Medical Health Card Systems, Inc. and Tery Baskin (6)
10.34 Stock Option Agreement, dated June 4, 2001, between National Medical Health Card Systems, Inc. and Tery Baskin (6)
10.35 Stock Option Agreement, dated June 12, 2001, between National Medical Health Card Systems, Inc. and James Bigl (6)
10.36 Asset Purchase Agreement dated January 29, 2002 by and among the Company, Health Solutions Limited ("HSL"), HSL Acquisition Corp., a wholly-owned subsidiary of the Company, and the security holders of HSL (8)
10.37 Receivables Purchase and Transfer Agreement dated January 29, 2002 by and among the Company and certain of its subsidiaries and NMHC Funding, LLC (8)
10.38 Loan and Security Agreement dated January 29, 2002, by and between NMHC Funding, LLC and HFC Healthco-4, LLC, an affiliate of Healthcare
        Finance Group, Inc. (8)
10.39 Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems, Inc. and BFS Realty, LLC (6)
10.40 Amended Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems, Inc. and BFS Realty, LLC (6)
10.41 2003 Employee Stock Purchase Plan (11)
10.42 Asset Purchase Agreement dated as of November 1, 2002, by and between the Company, Integrail Acquisition Corp., Health Solutions, Ltd., and certain security holders of Health Solutions, Ltd.
10.43 Assignment Agreement dated as of November 1, 2002, by and between the Company, Integrail Acquisition Corp., and Health Solutions, Ltd.
23.1 Consent of Ernst & Young LLP to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-8224) of its report dated September 30, 2002 (10)
23.2 Consent of Goldstein Golub Kessler LLP to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-82224) of its report dated August 31, 2001 (10)
23.3 Consent of BDO Seidman LLP to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-82224) of its report dated September 19, 2000 (10)
99.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
99.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act


(1) Denotes document filed as an Exhibit to Health Card's Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.
(2) Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the fiscal year ended June 30, 1999.
(3) Denotes document filed as an Exhibit to Health Card's Form 8-K for an event dated July 20, 2000 and incorporated herein by reference.
(4) Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2000.
(5) Denotes document filed as an Exhibit to Health Card's Form 8-K for an event dated March 5, 2001.
(6) Denotes document filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2001.
(7) Denotes document filed as an Exhibit to Health Card's Definitive Proxy Statement on Schedule 14-A filed on
            December 21, 2001 and incorporated herein by reference.
(8) Denotes document filed as an Exhibit to Health Card's Report on Form 8-K for events dated January 29, 2002 and incorporated herein by reference.
(9)         Denotes document filed as an Exhibit to Health Card's Amendment No.
            1 on Form 8-K/A filed with the Securities and Exchange Commission on May 21, 2002 and incorporated herein by reference.
(10) Denotes document filed as an Exhibit to Health Card's Form 10-K for the fiscal year ended June 30, 2002.
(11) Denotes document filed as an Exhibit to Health Card's Definitive Proxy Statement on Schedule 14-A on October 25, 2002, and incorporated herein by reference.


(b) Reports on Form 8-K

(1)     8-K filed July 18, 2002 regarding retirement of the Convertible Notes.

(2)     8-K/A filed July 18, 2002 regarding retirement of the Convertible Notes.

(3)     8-K filed July 23, 2002 regarding change in certifying accountant.

(4)     8-K/A filed July 23, 2002 regarding change in certifying accountant.


-----------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                    (Registrant)



Date:    November 12, 2002          By:  /s/ James J. Bigl
                                        --------------------------------------
                                             James J. Bigl
                                             Chief Executive Officer


                                     By:  /s/ David J. Gershen
                                         -------------------------------------
                                              David J. Gershen
                                              Chief Financial Officer and
                                                Treasurer

                                  CERTIFICATION

I, James J. Bigl, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of National Medical Health Card Systems, Inc. and its Subsidiaries;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November  12, 2002                             /s/James J. Bigl
                                                     ---------------------------
                                                        James J. Bigl,
                                                        Chief Executive Officer

                             CERTIFICATION


I, David Gershen, Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of National Medical Health Card Systems, Inc. and its Subsidiaries;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002                       /s/ David Gershen
                                               --------------------------------
                                                   David Gershen,
                                                   Chief Financial Officer