Form 10-K/A
period 2002-06-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2002-12-26
CIK 813562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
                    For the fiscal year ended June 30, 2002

[ ] Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______ to ___________


                        Commission file number 000-26749

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                      11-2841799
(State or other jurisdiction of         (I.R.S. Employee Identification No.)
incorporation or organization)

                              26 Harbor Park Drive,
                               Port Washington, NY
                    (Address of principal executive offices)
                                      11050
                                   (Zip Code)

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





     This form 10-K/A is being filed for the purpose of reclassifying the presentation of certain cash flow and balance sheet items related to 1) certain convertible debt which was paid, but had not cleared the bank as of June 30, 2002, Items affected by this reclassification are 5, 6, 7 and 14.



                                      INDEX
                                                                                     Page No.

Forward Looking Statements

                                     PART I

Item 1.          Description of Business                                                  4

Item 2.          Description of Property                                                 22

Item 3.          Legal Proceedings                                                       23

Item 4.          Submission of Matters to a Vote of Security Holders                     23

                                     PART II

Item 5.          Market for Common Equity and Related Stockholder Matters                24

Item 6.          Selected Financial Data                                                 25

Item 7.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              27


Item 7A.         Quantitative and Qualitative Disclosures about Market Risk              40

Item 8.          Financial Statements and Supplementary Data                             40

Item 9.          Changes in and Disagreements on Accounting And
                   Financial Disclosure                                                  41

                                    PART III

Item 10.         Directors and Executive Officers of Registrant                          42
                  Compliance with Section 16(a) of the Exchange Act

Item 11.         Executive Compensation                                                  42

Item 12.         Security Ownership of Certain Beneficial Owners and Management          42

Item 13.         Certain Relationships and Related Transactions                          42

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K          43

Signatures                                                                               47


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

Formulary Design and Disease Information Services


     Formulary Design. Health Card has established a Pharmacy & Therapeutics Committee (the "P&T Committee") currently comprised of physicians and pharmacists, with independent provider representation from across the country. The P&T Committee's primary responsibility is to assist sponsors in designing a well managed, therapeutically appropriate, cost-effective preferred drug listing or "formulary." The goal of the P&T Committee is to enable sponsors to optimize plan participant care through drug policy development and education. The P&T Committee typically meets quarterly and performs the following functions:

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

     In October 1998, the Company acquired National Medical Health Card IPA, Inc. ("IPA") which is an independent practice association under the laws of New York. The Company acquired PSCNY IPA, Inc. ("PSCNY") as part of the Centrus acquisition (see Note 2 to Consolidated Financial Statements comprising Item 8 hereof). Health Card's IPA was dissolved. PSCNY was used by Centrus to contract with Health Maintenance Organizations or providers containing financial risk-sharing provisions, which represents some of Centrus' largest sponsors. PSCNY's name was changed to National Medical Health Card IPA, Inc. in September 2002. IPA is subject to the regulatory authority of the Department of Health and the laws, rules and regulations applicable to independent practice associations in New York.

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

     The entire $11.6 million principal amount of the Notes, plus accrued interest, was retired on June 26, 2002. However, as of June 30, 2002, $8 million of the $11.6 million had not yet cleared the bank for payment. As a result, this amount was re-classified back to notes payables as of June 30, 2002. The $8 million cleared the bank in early July 2002 which eliminated the notes payable at that time.

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


                                                                    Year Ended June
30,

                                        1998               1999             2000            2001               2002
2002

Income Statement Data: 1
Revenues......................     $   95,473       $   128,262       $   167,676      $   272,119     $     459,832
Cost of claims................         86,715           115,768           153,377          249,572           424,733
                                       ------           -------           -------          -------           -------
Gross profit...................         8,758            12,494            14,299           22,547            35,099
Selling, general and                    7,192            10,171            12,358           21,423            27,230
                                        -----            ------            ------           ------            ------
  administrative expenses*
Operating income                        1,566             2,323             1,941            1,124             7,869
Other income (expense)                   (181)              592               922              877             (502)
                                        -----               ---               ---              ---             -----
Income before provision for             1,385             2,915             2,863            2,001             7,367
  income taxes
Provision for income taxes                569               976             1,247              843             2,900
                                          ---               ---             -----              ---             -----
Net income...................       $     816      $      1,939       $     1,616      $     1,158             4,467
                                          ===             =====             =====            =====             =====

Earnings per common share:
   Basic..........................  $    0.16      $       0.37       $      0.24      $      0.16       $      0.62
   Diluted........................  $    0.16      $       0.37       $      0.24      $      0.16       $      0.56

Weighted average number of shares outstanding:
  Basic...........................      4,967             5,205             6,720            7,101             7,213
  Diluted........................       4,969             5,205             6,720            7,200             7,909

*Includes amounts charged by
  affiliates aggregating.........   $   4,905      $      2,817       $     2,986      $     4,081       $     1,889
Balance Sheet Data:
Cash and cash equivalents           $   1,306      $      1,978       $    14,595      $    10,877       $     1,768
Working capital (deficit)              (8,658)           (6,681)            6,030           (7,091)          (42,653)
Total assets                           18,344            30,846            44,363           79,110           149,895
Long term debt including                   10                 2             2,332            1,875            24,065
  current portion
Total stockholders' equity (deficit)   (2,006)            1,998            13,425           15,472            21,277
Supplemental Data 2
Retail pharmacy claims processed        2,406             3,066             4,059            7,403            14,371
Mail pharmacy claims processed            132               171               255              487               767
Estimated plan participants               401               521               505            1,500             2,500
  (at period end)


----------------
1 Reference is made to Item 1 hereof (Description of Business), and Item 7 hereof (Management's Discussion & Analysis) for descriptions of the various acquisitions that have been consummated in the last 3 years, and the financing arrangements that have been set in place; such acquisitions and financings affect the comparability of the information provided in the foregoing tables for fiscal years 2001 and 2002.

2 This data has not been audited.  See Items 1 and 7 hereof.

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

     The following table sets forth the breakdown of Health Card's revenues relating to pharmaceuticals dispensed and administrative fees ($ in thousands):

                                                     Years Ended June 30,
                                              2000          2001         2002
Revenues relating to
Pharmaceuticals                             $165,171     $266,959      $447,862
Administrative fees and other                  2,505        5,160        11,970
                                            --------     --------      --------
         Total Revenues                     $167,676     $272,119      $459,832
                                            --------     --------      --------

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

Results of Operations

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

     Revenues increased $187.7 million, or approximately 69%, from $272.1 million for the fiscal year ended June 30, 2001, to $459.8 million for the fiscal year ended June 30, 2002. Of the increase, $127.1 million, or 68% was due to the inclusion of revenues from Centrus, subsequent to January 29, 2002. PMP accounted for another $19.2 million, or 10.2%, of the increase since it was acquired on March 5, 2001 and included a full fiscal year in 2002 compared to less than four months in the fiscal year ended June 30, 2001. Another $39.6 million of the increase was due to revenues related to new sponsors or new services offered during fiscal 2002. The majority of the balance of the year-over-year increase was due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth, and an increase in the average number of claims per plan participant. Two other factors affecting the year-over-year increase were: rebates payable to the Company's sponsors increased by $10.2 for the twelve months ended June 30, 2002 as compared to the twelve months ended June 30, 2001. Since these rebates are treated as a reduction in revenues this led to a reduction in the overall year-over-year revenue increase. Secondly, there were certain contracts during fiscal year 2002 that the Company recognized on a net revenue basis. There were no contracts during the twelve months ended June 30, 2001 that the Company recognized on the net revenue basis. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. In certain limited cases, the Company has not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. This has no impact on the Company's gross profit since neither the revenue nor the related cost of the prescriptions is recorded. Finally, revenues for the twelve months ended June 30, 2001 were negatively impacted by a reduction in revenues of $733,000 that arose when the Company settled certain fees due from a major sponsor related to a capitation arrangement for calendar year 1999.

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

     Net cash provided by operating activities was $12.1 million and $12.4 million for the fiscal years ended June 30, 2001 and 2002, respectively. The primary factor leading to the $0.3 million increase in cash provided by operations was the $3.3 million of incremental net income generated during the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001. This increase in cash was partially offset by changes in accounts receivables and payables during the two years. For the fiscal year ended June 30, 2001, accounts payables increased by $8 million more than accounts and rebates receivables, which yields a net provision of cash of $8 million. For the fiscal year ended June 30, 2002, accounts payables increased by $4 million more than accounts and rebates receivables, which yields a net provision of cash of $4 million. Thus, $4 million less cash was provided by operations from changes in receivables and payables during the fiscal year ended June 30, 2002.

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

         The total future payments under these contractual obligations as of June 30, 2002 is as follows:


                                                          Payments Due by Period
Contractual Obligations                                    ($ in thousands)

                                                       Less than                                       After 5
                                       Total            1 year         1-3 years        4-5 years        Years
                                       -----            ------         ---------        ---------        -----

Long Term Debt                      $ 13, 882      $  13,856         $     26       $      __        $    __

Convertible Notes*                      8,000          8,000               __              __             __

Capital Lease Obligations               1,525            653              872              __             __

Operating Leases                       10,342          1,612            2,671            2,127          3,932

Sale-leaseback                          1,034            443              591              __             __
                                     --------        -------            ------          ------        -------

Total Contractual Cash              $  34,783      $  24,564         $  4,160        $   2,127     $    3,932
                                   ==========      =========         =========       =========     ==========
Obligations


* The entire $11.6 million principal amount of the Convertible Notes, plus accrued interest, was retired on June 26, 2002. However, as of June 30, 2002, $8 million of the $11.6 million had not yet cleared the bank for payment. As a result, this amount was re-classified back to notes payables as of June 30, 2002. The $8 million cleared the bank in early July 2002 which eliminated the notes payable at that time.

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

      Consolidated Balance Sheet as of June 30, 2001 and 2002                               F-5

      Consolidated Statement of Income for each of the years ended
       June 30, 2000, 2001 and 2002                                                         F-6

      Consolidated Statement of Stockholders' Equity for each
       of the years ended June 30, 2000, 2001 and 2002                                      F-7

      Consolidated Statement of Cash Flows for each of the years ended
       June 30, 2000, 2001 and 2002                                                         F-8

       Notes to Consolidated Financial Statements  F-9 - F-29

         2.       Financial Statement Schedule

                  Schedule II:  Valuation and Qualifying Accounts                     S-1- S-3

         3.       Exhibits

Exhibit
Number       Description of Exhibit

 3.1  Certificate of Incorporation of Health Card (7)
 3.4  By-Laws of Health Card (7)
 4.1  Form of Specimen Common Stock Certificate (9)
 4.2  Form of Warrant Agreement, including form of Representatives' Warrants (1)
10.1 Mail Service Provider Agreement, dated July 1, 1996, between Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.2 Amendment to Mail Service Provider Agreement, dated January 1, 1997, between Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.3 Software License Agreement and Professional Service Agreement, dated February 18, 1998, between Health Card and Prospective Health, Inc. (1)
10.4  1999 Stock Option Plan (1)
10.5 Employee Covenant Agreement, dated June 15, 1998, between Health Card and Mary Casale (1)
10.6 Employee Covenant Agreement, dated June 16, 1998, between Health Card and Ken Hammond (1)
10.7 Stock Option Agreement, dated August 3, 1999, between Health Card and Ken Hammond (4)
10.8  Employment Agreement, dated March 27, 2000, between Health Card and
        David Gershen (4)
10.9 Stock Option Agreement, dated May 1, 2000, between Health Card and David Gershen (4)
10.10 Employment Agreement, dated May 3, 2000, between Health Card and James Bigl (4)
10.11 Stock Option Agreement, dated June 12, 2000, between Health Card and James Bigl (4)
10.12 Stock Option Agreement, dated August 3, 1999, between Health Card and Kenneth J. Daley (4)
10.13 Stock Option Agreement, dated August 3, 1999, between Health Card and Gerald Angowitz (4)
10.14 Assignment, dated November 1, 1996, from Sandata, Inc., to BFS Realty,
        LLC (1)
10.15 Lease, dated August 10, 1998, between 61 Manorhaven Boulevard, LLC and Health Card (1)
10.16 Letter, dated June 3, 1999, from Bert Brodsky to Health Card (1)
10.17 Letter, dated June 3, 1999, from Gerald Shapiro to Health Card (1)
10.18 Agreement of Guaranty, dated June 1, 1998, by Bert E. Brodsky in favor of Health Card (1)
10.19 Promissory Note, dated July 31, 2000, made payable by P.W. Capital, LLC to the order of Health Card, in the amount of $3,890,940 (4)
10.20 Letter, dated  June 8, 1999, from P.W. Capital Corp. to Health Card (1)
10.21 Letter, dated June 9, 1999, from Bert E. Brodsky to Health Card (1)
10.22 Letter, dated June 8, 1999, from the Bert E. Brodsky Revocable Trust to Health Card (1)
10.23 Letter Agreement, dated June 30, 1999, between the Bert E. Brodsky Revocable Trust and Health Card (1)
10.24 Employment Agreement, dated July 1, 1999, between Health Card and Bert E. Brodsky (1)
10.25 Letter, dated June 8, 1999, from Bert E. Brodsky to Health Card (1)
10.26 Form of Lock-Up Agreement (1)
10.27 Acquisition and Merger Agreement, dated as of June 27, 2000, between Health Card and Pharmacy Associates, Inc. (3)
10.28 Lease Agreement, dated March 4, 1996, between Pharmacy Associates, Inc. and Executive Park Partnership (4)
10.29 Amendment to Lease, dated November 2, 1998, between Pharmacy Associates, Inc. and Executive Park Partnership (4)
10.30 Amendment to Lease, dated November 19, 1998, between Pharmacy Associates, Inc. and Executive Park Partnership (4)
10.31 Lease Agreement, dated July 8, 1999, between Pharmacy Associates, Inc. and Executive Park Partnership (4)
10.32 Asset Purchase Agreement dated as of March 5, 2001 among National Medical Health Card Systems, Inc., PMP Acquisition Corp., Provider Medical Pharmaceutical, LLC and members of PMP (5)
10.33 Employment Agreement, dated June 4, 2001, between National Medical Health Card Systems, Inc. and Tery Baskin (6)
10.34 Stock Option Agreement, dated June 4, 2001, between National Medical Health Card Systems, Inc. and Tery Baskin (6)
10.35 Stock Option Agreement, dated June 12, 2001, between National Medical Health Card Systems, Inc. and James Bigl (6)
10.36 Asset Purchase Agreement dated January 29, 2002 by and among the Company, Health Solutions Limited ("HSL"), HSL Acquisition Corp., a wholly-owned subsidiary of the Company, and the security holders of HSL(8)
10.37 Receivables Purchase and Transfer Agreement dated January 29, 2002 by and among the Company and certain of its subsidiaries and NMHC Funding, LLC (8)
10.38 Loan and Security Agreement dated January 29, 2002, by and between NMHC Funding, LLC and HFC Healthco-4, LLC, an affiliate of Healthcare Finance Group, Inc. (8)
10.39 Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems, Inc. and BFS Realty, LLC (6)
10.40 Amended Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems, Inc. and BFS Realty, LLC
21.   List of Subsidiaries
23.1 Consent of Ernst & Young LLP to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-8224) to its report dated September 30, 2002
23.2 Consent of Goldstein Golub Kessler LLP to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-82224) of its report dated August 31, 2001
23.3 Consent of BDO Seidman LLP to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-82224) of its report dated September 19, 2000
99.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
99.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

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

                         NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.

                             (Registrant)

By  /s/Bert E. Brodsky
    ---------------------------------------------------------------
Bert E. Brodsky, Chairman
Date: December 23, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By    /s/  Bert E. Brodsky
   -----------------------------------------------------------------
           Bert E. Brodsky, Chairman of the Board
Date: December 23, 2002

By   /s/  Gerald Shapiro
  ------------------------------------------------------------------
        Gerald Shapiro, Vice Chairman of the Board, Secretary,
Date: December 23, 2002

By   /s/  James J. Bigl
   ------------------------------------------------------------------
          James J. Bigl, Chief Executive Officer,
                         Principal Executive Officer and Director
Date: December 24, 2002

By   /s/  Gerald Angowitz
  ---------------------------------------------------------------------
Gerald Angowitz, Director
Date: December 24, 2002

By   /s/  Kenneth J. Daley
  ---------------------------------------------------------------------
          Kenneth J. Daley, Director
Date: December 24, 2002

By   /s/  Paul J. Konigsberg
  ---------------------------------------------------------------------
          Paul J. Konigsberg, Director
Date: December 24, 2002

By   /s/  Ronald L. Fish
  ---------------------------------------------------------------------
          Ronald L. Fish, Director
Date: December 24, 2002

By   /s/ David J. Gershen
  ---------------------------------------------------------------------
         David J. Gershen, Principal Financial and Accounting Officer
Date: December 24, 2002

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



Dated: December 24, 2002            /s/ James J. Bigl
                                        James J. Bigl, Chief Executive Officer


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


 Dated: December 24, 2002          /s/ David  J. Gershen
                                       David J. Gershen, Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------








Independent Auditors' Reports                                         F-2 - F-4


Consolidated Financial Statements:
  Balance Sheet                                                             F-5
   Statement of Income                                                      F-6
   Statement of Stockholders' Equity                                        F-7
   Statement of Cash Flows                                                  F-8
   Notes to Consolidated Financial Statements                        F-9 - F-29

                         Report of Independent Auditors


The Board of Directors and Stockholders of
National Medical Health Card Systems, Inc. and Subsidiaries

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




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 31, 2001

Report of Independent Certified Public Accountants


Board of Directors
National Medical Health Card Systems, Inc. and Subsidiaries
Port Washington, New York



     We have audited the accompanying consolidated statements of income, stockholders' equity (deficit) and cash flows of National Medical Health Card Systems, Inc. and Subsidiaries for the year ended June 30, 2000. These financial statements are the responsibility of the management of National Medical Health Card Systems, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.



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



BDO Seidman, LLP
Melville, New York

September 19, 2000


                    NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEET

                                ($ in thousands)
-----------------------------------------------------------------------------------------------------------------------
                                                                                        June 30,              June 30,
                                                                                          2001                   2002
                                                                                          ----                   ----
-----------------------------------------------------------------------------------------------------------------------

Assets
Current:

Cash and cash equivalents (including cash equivalent investments
  of $1,216 and $1,187, respectively)                                             $        10,877       $        1,768
Restricted cash                                                                             1,598                2,653
Accounts receivable, less allowance for doubtful accounts of $1,847                        30,081               59,285
  and $2,248, respectively
Rebates receivable                                                                          7,789               15,775
Due from affiliates                                                                           987                  504
Deferred tax asset                                                                          1,103                1,542
Other current assets                                                                        1,004                  610
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                 53,439               82,137

Property, equipment and software development costs, net                                     8,584                9,031
Due from affiliates                                                                         3,832                3,620
Intangible assets, net of accumulated amortization of $39 and $406, respectively              266                2,523
Goodwill                                                                                   12,944               52,035
Other Assets                                                                                   45                  549
----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                               $         79,110         $    149,895
======================================================================================================================

Liabilities And Stockholders' Equity
Current Liabilities:

Accounts payable and accrued expenses                                            $         57,646         $    100,525
Revolving credit facility and loans payable-current                                           110               13,835
Convertible notes payable                                                                       -                8,000
Current portion of capital lease obligations                                                  542                  556
Due to officer/stockholder                                                                    542                  696
Due to affiliates                                                                             344                   -
Other current liabilities                                                                   1,346                1,178
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                            60,530              124,790
Capital lease obligations, less current portion                                             1,333                  809
Long-term loans payable and other liabilities                                                  73                  865
Deferred tax liability                                                                      1,702                2,154
----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                    63,638              128,618
----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' Equity:

Preferred stock $.10 par value; 10,000,000 shares authorized, none outstanding                 -                   -

Common Stock $.001 par value, 25,000,000 shares authorized, 7,312,496 and                      7                    8
   7,550,239 shares issued 7,121,496 and 7,359,239 outstanding, respectively
Additional paid-in-capital                                                                13,255               14,292
Retained earnings                                                                          3,254                7,721
Treasury stock at cost, 191,000 shares                                                      (744)                (744)
Notes receivable - stockholders                                                             (300)                  -
----------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                          15,472               21,277
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                  $       79,110     $        149,895
======================================================================================================================

     See accompanying notes to consolidated financial statements            F-5



               NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                        CONSOLIDATED STATEMENT OF INCOME

              (All amounts in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------------

                                                                                         Year ended June 30,
                                                                       ------------------------------------------------
                                                                       2000               2001                   2002
                                                                       ----               ----                   ----

-----------------------------------------------------------------------------------------------------------------------

Revenue                                                           $      167,676    $      272,119      $      459,832
Cost of claims                                                           153,377           249,572             424,733
-----------------------------------------------------------------------------------------------------------------------

Gross profit                                                              14,299            22,547              35,099

Selling, general and administrative expenses*                             12,358            21,423              27,230

-----------------------------------------------------------------------------------------------------------------------
Operating income                                                           1,941             1,124               7,869
-----------------------------------------------------------------------------------------------------------------------

Other income (expense):
Interest expense                                                             (81)             (236)             (1,125)
Interest income                                                            1,003             1,113                 522
Other income, net                                                             -                 -                  101
-----------------------------------------------------------------------------------------------------------------------
                                                                             922               877                (502)
-----------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                   2,863             2,001               7,367
Provision for income taxes                                                 1,247               843               2,900

-----------------------------------------------------------------------------------------------------------------------
Net income                                                           $     1,616      $      1,158        $      4,467
=======================================================================================================================

Earnings per common share:
  Basic                                                             $       0.24      $       0.16        $       0.62

=======================================================================================================================
  Diluted                                                           $       0.24      $       0.16        $       0.56
=======================================================================================================================


Weighted-average number of common shares outstanding:
  Basic                                                                    6,720             7,101               7,213

======================================================================================================================
  Diluted                                                                  6,720             7,200               7,909
======================================================================================================================

* Includes amounts charged by affiliates aggregating:                $     2,986        $    4,081          $    1,889


----------------------------------------------------------------------------------------------------------------------

       See accompanying notes to consolidated financial statements       F-6



           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
                 Consolidated Statement Of Stockholders' Equity
                           (All amounts in thousands)

----------------------------------------------------------------------------
                                       Notes                                                Additional
                                    Receivable        Preferred Stock      Common Stock      Paid-in-    Retained
                                    Stockholders      ---------------      ------------      Capital     Earnings   Treasury Stock
                                    ------------    Shares   Amount    Shares     Amount    ---------    --------   --------------
                                                    ------   ------    ------     ------                            Shares   Amount
                                                                                                                    -------  ------

Balance at June 30, 1999               $ (1,356)       -     $   -     5,312    $    5     $  2,869     $  480        -      $  -
  Sale of stock                               -        -         -     1,600         2        9,536         -         -         -
  Stock purchase                              -        -         -         -         -            -         -        191     (744)
  Interest paid on notes receivable           50       -         -         -         -            -         -         -         -
  Principal paid on notes receivable       1,000       -         -         -         -            -         -         -         -
  Interest on notes receivable               (33)      -         -         -         -            -         -         -
  Net income                                  -        -         -         -         -            -      1,616        -         -

-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                    (339)      -         -     6,912         7       12,405      2,096       191     (744)
  Principal paid on notes receivable          65       -         -        -          -            -          -         -
  Interest paid on notes receivable          (26)      -         -        -          -            -          -         -        -
  Stock Issued- PAI acquisition                -       -         -       400         -          850          -         -        -
  Net income                                   -       -         -        -          -            -      1,158         -        -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                    (300)      -         -     7,312         7       13,255      3,254       191     (744)
  Principal paid on notes receivable         300       -         -        -          -           -           -         -        -
  Exercise of stock options                    -       -         -       175         1          787

  Stock issued-PAI acquisition                 -       -         -        63         -          250          -                  -

  Net income                                   -       -         -        -          -            -      4,467        -         -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                     $ -       -      $  -     7,550     $   8   $   14,292    $ 7,721     191    $  (744)
===================================================================================================================================

        See accompanying notes to consolidated financial statements        F-7




           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                                                                Years Ended June 30,
                                                                                --------------------
                                                                            2000              2001                2002
                                                                            ----              ----                ----
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
           Net income                                              $       1,616     $       1,158      $        4,467
           Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                                   1,300             2,585               3,264
           Amortization of deferred gain                                      -                 -                 (102)
           Net gain on sale of capital assets                                 -                 -                 (331)
           Provision for doubtful accounts                                   996               857                 546
           Compensation expense accrued to officer/stockholder                60               482                 154
           Deferred income taxes                                             979               391                  13
           Interest accrued on stockholders' loans                           (33)              (26)                  -
           Changes in assets and liabilities, net of effect from
           acquisitions
                Restricted cash                                             (292)             (468)             (1,055)
                Accounts receivable                                       (1,171)          (10,155)            (29,750)
                Rebate receivable                                          1,618            (1,304)             (7,986)
                Other current assets                                          26              (594)                387
                Due to/from affiliates                                      (251)             (346)                351
                Other assets                                                   -                42                 (54)
                Accounts payable and accrued expenses                      1,664            19,527              41,713
                Income taxes payable and other current liabilities          (709)              (58)                 83
                Other long term liabilities                                    -                 -                 715
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  5,803            12,091              12,415
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
           Capital expenditures                                           (2,432)           (3,842)             (3,196)
           Loans (to)/from stockholders                                     (390)                -                   -
           Proceeds form sale of capital assets                                -                30               1,321
           Acquisition of Centrus, net of cash acquired                        -                 -             (40,287)
           Acquisition of PAI, net of cash acquired                            -            (4,614)             (1,000)
           Acquisition of PMP, net of cash acquired                            -            (6,706)                  -
           Repayment of note by stockholder                                1,050                 -                 300
           Principal received on notes from stockholders                       -                65                   -
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (1,772)          (15,067)            (42,862)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
           Sale of common stock - net                                      9,538                 -                   -
           Proceeds from exercise of stock options                             -                 -                 788
           Proceeds from convertible note offering                             -                 -              11,600
           Repayment of convertible note offering                              -                 -              (3,600)
           Proceeds from revolving credit facility                             -             4,000              28,700
           Repayment of revolving credit facility                              -            (4,000)            (14,887)
           Treasury stock                                                   (744)                -                   -
           Deferred financing costs                                            -                 -                (486)
           Repayment of debt and capital lease obligations                  (208)             (742)               (777)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                        8,586              (742)             21,338
----------------------------------------------------------------------------------------------------------------------------------


Net increase (decrease) in cash and cash equivalents                      12,617            (3,718)             (9,109)

Cash and cash equivalents at beginning of period                           1,978            14,595              10,877
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $      14,595      $     10,877             $ 1,768
---------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                    NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (All $ in thousands, except per share amounts)

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

     On January 22, 2002 the Company completed a convertible note offering (the "Note Offering") in the aggregate principal amount of $11.6 million, which was subordinated to the Facility. Pursuant to the Note Offering, subscribers received a promissory note (each a "Note") paying interest quarterly on the unpaid principal balance at the rate of 12% per annum. The subscribers, including two who are directors of the Company, were all accredited investors. The Notes had a term of one year, unless otherwise extended pursuant to the terms of the Note. The Notes were convertible at any time at the election of the holders into shares of the common stock, par value $.001 per share (the "Common Stock") of the Company ("Conversion Shares") at a conversion price of $12.00 per share, the fair value of the Common Stock on January 22, 2002. The Note holders were granted certain registration rights. Proceeds from the Note Offering were used to finance part of the purchase price of the Acquisition. The Notes were repaid in full on June 26, 2002. However, as of June 30, 2002, $8 million of the $11.6 million had not yet cleared the bank for payment. As a result, this amount was re-classified back to notes payables as of June 30, 2002. The $8 million cleared the bank in early July 2002 which eliminated the notes payable at that time.

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

     The following summarized unaudited pro forma results of operations set forth below for the years ended June 30, 2001 and 2002 assume the PAI, PMP, and Centrus acquisitions had occurred as of the beginning of these periods:

  June 30,                                            2001                 2002
-------------------------------------------------------------------------------
 Revenue                                          $469,506             $618,730
 Net income                                         $2,810               $5,187
 Net income per common share:
  Basic                                              $0.40                $0.72
  Diluted                                            $0.39                $0.66
 Pro forma weighted-average number
  of common shares outstanding:
  Basic                                          7,100,674            7,212,536
  Diluted                                        7,199,526            7,909,054
-------------------------------------------------------------------------------

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



  3.  PROPERTY,         Property, equipment and software development costs consist of the following:
      EQUIPMENT
      AND SOFTWARE                                                                        Estimated
      DEVELOPMENT       June 30,                         2001              2002         Useful Life
      COSTS:
                        ------------------------------------------------------------------------------
                        Equipment                   $   2,841            $3,748        3 to 5 years
                        Software                        7,889             9,673        3 to 5 years
                        Leasehold improvement             253               528       Term of lease
                        Automobile                         44                44             5 years
                        Equipment acquired under
                         capital leases                 2,538             2,575        5 to 8 years
------------------------------------------------------------------------------------------------------
                                                       13,565            16,568
                       Accumulated depreciation
                        and amortization                4,981             7,537

------------------------------------------------------------------------------------------------------
                                                       $8,584          $  9,031
======================================================================================================

     Accumulated   depreciation  on  equipment   acquired  under  capital  lease
obligations was $501 and $867 as of June 30, 2001 and 2002, respectively.

     Depreciation and amortization expense for the years ended June 30, 2000, 2001 and 2002 was approximately $1,300, $2,028 and $2,898, respectively.


4.  RELATED PARTY TRANSACTIONS:

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



     General and administrative expenses related to transactions with affiliates included in the consolidated statement of income are:

 Year ended June 30,                  2000              2001               2002
--------------------------------------------------------------------------------

Software maintenance and
 related services and supplies (a)    $   977        $   1,244             $496
Management and consulting
 fees (b)                                 923            1,294              303
Administrative, accounting
 services and supplies (c)                695              894              548
Rent and utilities (d)                    391              649              542
--------------------------------------------------------------------------------
                                       $2,986           $4,081           $1,889
================================================================================


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

 5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

  June 30,                                           2001                 2002
--------------------------------------------------------------------------------

Claims payable                                     $46,616              $74,195
Rebates payable to sponsors                          6,479               16,921
Trade payables                                       1,598                6,693
Other payables                                       2,953                2,716
--------------------------------------------------------------------------------
                                                   $57,646             $100,525
================================================================================

 6.  CAPITAL LEASE OBLIGATIONS:

     The following is a schedule, by year, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at June 30, 2002.

   Payments for the year ending June 30,

                2003                                           $   653
                2004                                               536
                2005                                               336
  --------------------------------------------------------------------
  Total minimum lease payments                                   1,525

  Less amount representing interest                                160
  --------------------------------------------------------------------

  Present value of net minimum lease payments                    1,365
  Less current portion                                             556

----------------------------------------------------------------------
  Long-term lease obligations                                     $809
======================================================================


 7.    MAJOR CUSTOMERS AND PHARMACIES:

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


------------------------------------------------------------------------------
 8. TAXES ON INCOME:



 Provisions for federal and state income taxes consist of the following:

------------------------------------------------------------------------------
   Year ended June 30,                  2000             2001           2002

    Current:
     Federal                           $199           $   364       $  2,149
     State                               69                89            738
-------------------------------------------------------------------------------
                                        268               453          2,887
-------------------------------------------------------------------------------

   Deferred:
    Federal                             727              324             23
    State                               252               66            (10)

-------------------------------------------------------------------------------
                                        979              390             13
-------------------------------------------------------------------------------
 Total provision                     $1,247             $843         $2,900
===============================================================================

 Differences between the federal statutory rate and the Company's effective tax rate are as follows:

 Year ended June 30,                    2000           2001          2002
-------------------------------------------------------------------------------

 Statutory rate                         34.0%         34.0%         34.0%
 State taxes - net of federal taxes      7.4           5.1           5.1
 Permanent differences                   1.5           4.2           0.3
 Other                                   0.7          (1.2)          --

-------------------------------------------------------------------------------
                                        43.6 %        42.1%         39.4%
===============================================================================
 Deferred income tax assets (current and noncurrent) resulting from temporary differences are as follows:

 June 30,                                      2001                 2002
-------------------------------------------------------------------------------

Accounts receivable allowances                 $757               $1,004
Vacation expense accrual                         73                  100
Officer/stockholder bonus accrual               273                  326
Deferred revenue                                 --                  102
Other                                            --                   10

-------------------------------------------------------------------------------
                                             $1,103               $1,542
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

------------------------------------------------------------------------------
                                                                 $10,342
==============================================================================


     In addition to the operating leases above, the Company entered into a sale-leaseback operating lease of certain fixed assets (principally computer hardware and externally developed software) with an affiliate of the Company's Vice Chairman. The minimum future operating lease payments at June 30, 2002 are as follows:

   Year ending June 30,
     2003                                                       $     443
     2004                                                             443
     2005                                                             148
------------------------------------------------------------------------------
                                                                   $1,034
==============================================================================

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

 10.  STOCK OPTIONS AND WARRANTS:

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

     The following tables summarize information about stock option activity for the years ended June 30, 2000, 2001 and 2002:

                                                                       Weighted-
                                                                        average
                                                                       Exercise
                                                     Number of         Price per
                                                     Options            Share
--------------------------------------------------------------------------------
Outstanding options at June 30, 1999               345,180          $     5.87
Canceled                                          (345,180)               5.87
Granted                                            656,469                5.98
--------------------------------------------------------------------------------
Outstanding options at June 30, 2000               656,469                5.98
Canceled                                          (251,127)               6.23
Granted                                            837,942                2.92
-------------------------------------------------------------------------------
Outstanding options at June 30, 2001             1,243,284                3.87
Canceled                                          (222,775)               8.46
Granted                                          1,015,760               10.36
Exercised                                         (175,243)               4.49
-------------------------------------------------------------------------------
Outstanding options at June 30, 2002             1,861,026          $     6.77
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

Year ended June 30,                  2000              2001               2002
-------------------------------------------------------------------------------

Reported net income                $1,616            $1,158             $4,467
Pro forma compensation
 expense                             (237)             (320)              (666)
-------------------------------------------------------------------------------
Pro forma net income               $1,379            $  838              $3,801
===============================================================================

Pro forma earnings per share:
Basic                           $     .21           $  .12             $   .53
Diluted                         $     .21           $  .12             $   .48
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

     The following table summarizes information about stock options outstanding at June 30, 2002:

                                                    Outstanding                                   Exercisable
------------------------------------------------------------------------------------------------------------------------------
                                                                   Weighted-      Weighted-                  Weighted-
                                                                    average        average                    average
                      Option                        Number         Remaining      Exercise       Number      Exercise
                  Price Range                      of Shares         Life           Price       of Shares      Price
------------------------------------------------------------------------------------------------------------------------------
                  $  1.67  to $  2.51                565,995      3.65 years      $  1.82        240,340       $  1.81
                  $  2.52  to $  3.78                 30,000      4.09 years      $  3.17          6,670       $  3.00
                  $  3.79  to $  5.69                212,900      3.58 years      $  4.63         74,105       $  4.81
                  $  5.70  to $  8.55                191,211      2.75 years      $  7.36        110,283       $  7.43
                  $  8.56  to $ 12.84                859,081      5.28 years       $10.54         33,240       $  9.00
                  $12.85  to $  15.10                  1,839      4.63 years       $14.68           -          $   -
------------------------------------------------------------------------------------------------------------------------------
                  $ 1.67 to   $15.10               1,861,026      3.45 years      $  6.77        464,638       $  4.16
==============================================================================================================================

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

 14. EARNINGS PER SHARE:

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:

 Year ended June 30,                     2000            2001          2002
-------------------------------------------------------------------------------

  Basic                               6,720,104       7,100,674     7,212,536
  Effect of assumed conversion
   of employee stock options                 -           65,406       661,999

  Contingently issuable shares
   (see Note 2)                          33,446        34,519

-------------------------------------------------------------------------------
 Diluted                              6,720,104       7,199,526     7,909,054
===============================================================================

     Outstanding options and warrants to purchase shares of common stock which were antidilutive were not included in the computation of diluted earnings per share (see Note 10). These options were as follows:

 Year ended June 30,                2000              2001               2002
-------------------------------------------------------------------------------

 Number of options and warrants    856,469           866,284            435,700
 ------------------------------------------------------------------------------
===============================================================================

===============================================================================
 Weighted-average exercise price $   6.69         $     5.22        $     12.23

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



                  NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (All $ in thousands, except per share amounts)



16.  QUARTERLY FINANCIAL DATA (UNAUDITED):

 (In thousands, except per share amounts)                   FY 2002                      FY 2001
------------------------------------------------------------------------------------------------------------------------------------
Quarters ended                     6/30         3/31         12/31          9/30       6/30         3/31         12/31         9/30
------------------------------------------------------------------------------------------------------------------------------------

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


                    NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (All $ in thousands, except per share amounts)




 17.   SUBSEQUENT EVENTS:

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

August 18, 2001

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


BDO Seidman, LLP
Melville, New York

September 19, 2000



                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------
                                                             ($ in thousands)

                                                     Additions
                                     Balance at      Charged to                                        Balance
                                     Beginning       Costs and                        Other            at End
Description                            of Year       Expense (a)     Write-offs      Changes           of Year
----------------------------------------------------------------------------------------------------------------

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


                                                                     Exhibit 21


                           List of Subsidiaries


1. PBM Technology, Inc.

2. Interchange PMP, Inc.

3. Pharmacy Associates, Inc.

4. Specialty Pharmacy Care, Inc.

5. Centrus Corporation

6. NMHCRX Contracts, Inc.

7. NMHC Funding, LLC

8. National Medical Health Card IPA, Inc.

9. NMHCRX, Inc.

10. NMHCRX Mail Order, Inc

11. Well Acquisition Corp.

                                                            EXHIBIT 23.1


                         Consent of Independent Auditors



     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-82224) pertaining to the National Medical Health Card Systems, Inc. 1999 Stock Option Plan of our report dated September 5, 2002, with respect to the consolidated financial statements and schedule of National Medical Health Card Systems, Inc. and subsidiaries included in its Annual Report (Form 10-K/A) for the year ended June 30, 2002.


                                                          /s/ ERNST & YOUNG LLP


 Melville, New York
 December 19, 2002

                                                                   EXHIBIT 23.2




INDEPENDENT AUDITOR'S CONSENT




To the Board of Directors
National Medical Health Card Systems, Inc.


     We hereby consent to the incorporation by reference in the registration statement of National Medical Health Card Systems, Inc. on Form S-8 (file No. 333-82224) of our report dated August 31, 2001, on the consolidated financial statements of National Medical Health Card Systems, Inc. and Subsidiaries as of June 30, 2001 and for the year then ended appearing in the annual report on Form 10-K/A of National Medical Health Card Systems, Inc. for the year ended June 30, 2002.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

December 19, 2002

                                                                EXHIBIT 23.3

                          Independent Auditors' Consent


     We hereby consent to the incorporation by reference in the Registration Statement of National Medical Health Card Systems, Inc. on Form S-8 (file No. 333-82224) of our report dated September 19, 2000, relating to the consolidated financial statements and schedule of National Medical Health Card Systems, Inc. appearing in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2000.



BDO Seidman, LLP
Melville, New York

December 19, 2002

                                                                  EXHIBIT 99.1


                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of National Medical Health Card Systems, Inc. ("the "Company") on Form 10-K/A for the year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Bigl, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ James Bigl
    James Bigl
    Chief Executive Officer


December 24, 2002

                                                                   EXHIBIT 99.2



                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of National Medical Health Card Systems, Inc. ("the "Company") on Form 10-K/A for the year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Gershen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ David Gershen

David Gershen
Chief Financial Officer


December 24, 2002