Form 10-Q/A
period 2002-09-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2002-12-26
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                                   (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  September 30, 2002

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from  _________      to ____________

                        Commission file number 000-26749

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                      11-2581812
---------------------------------               -------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)


 26 Harbor Park Drive, Port Washington, NY                            11050
------------------------------------------                      ---------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code (516) 626-0007
                                                   -------------------

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's Common Stock as of November 4, 2002 was 7,610,907 shares.



                           INDEX                                            Page

           FORWARD-LOOKING STATEMENTS
3

PART I    FINANCIAL INFORMATION                                               4

ITEM 1    CONDENSED FINANCIAL STATEMENTS:                                     4

          CONSOLIDATED BALANCE SHEET as of June 30, 2002                      4
            and September 30, 2002 (unaudited)

          CONSOLIDATED STATEMENT OF INCOME (unaudited)                        5
           for the three months ended September 30, 2001 and 2002

           CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)                   6
            for the three months ended September 30, 2001 and 2002

           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               7

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 15
            CONDITION AND RESULTS OF OPERATIONS

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                    22
                  MARKET RISK

ITEM 4     CONTROLS AND PROCEDURES                                           22

PART II    OTHER INFORMATION                                                 23

ITEM 1     LEGAL PROCEEDINGS                                                 23

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS                         23

ITEM 3     DEFAULTS UPON SENIOR SECURITIES                                   23

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               24

ITEM 5     OTHER INFORMATION                                                 24

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K                                  24

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

                         PART I - FINANCIAL INFORMATION

 Item 1 - CONDENSED FINANCIAL STATEMENTS
          NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)



                                                                                       June 30,         September 30,
Assets                                                                                   2002                2002
Current:                                                                              --------          -------------
                                                                                                          (Unaudited)
Cash and cash equivalents (including cash equivalent investments of $1,187 and        $  1,768              $2,620
      $1,189, respectively)
Restricted cash                                                                          2,653               2,410
Accounts receivable, less allowance for doubtful accounts of $2,248 and                 59,285              60,940
     $2,400, respectively
Rebates receivable                                                                      15,775              17,836
Due from affiliates                                                                        504               3,812
Deferred tax asset                                                                       1,542               1,542
Other current assets                                                                       610               1,186
------------------------------------------------------------------------------------- ---------------- -------------
------------------------------------------------------------------------------------- ---------------- -------------
   Total current assets                                                                 82,137              90,346

Property, equipment and software development costs, net                                  9,031               8,737
Due from affiliates                                                                      3,620                  -
Intangible assets, net of accumulated amortization of $406 and $575, respectively        2,523               2,354
Goodwill                                                                                52,035              52,035
Other assets                                                                               549                 503
------------------------------------------------------------------------------------- ---------------- -------------
   Total Assets                                                                       $149,895          $  153,975
------------------------------------------------------------------------------------- ---------------- -------------
------------------------------------------------------------------------------------- ---------------- -------------

Liabilities and Stockholders' Equity
Current Liabilities:

Accounts payable and accrued expenses                                                $ 100,525          $  101,035

Revolving credit facility and loans payable-current                                     13,835              24,382
Convertible notes payable                                                                8,000                  -
Current portion of capital lease obligations                                               556                 558
Due to officer/stockholder                                                                 696                 435
Income taxes payable                                                                         -                 104
Other current liabilities                                                                1,178                 171
------------------------------------------------------------------------------------- ---------------- -------------
------------------------------------------------------------------------------------- ---------------- -------------
  Total current liabilities                                                            124,790             126,685
Capital lease obligations, less current portion                                            809                 727
Long term loans payable and other liabilities                                              865               1,100
Deferred tax liability                                                                   2,154               2,154
------------------------------------------------------------------------------------- ---------------- -------------
------------------------------------------------------------------------------------- ---------------- -------------
  Total liabilities                                                                    128,618             130,666
------------------------------------------------------------------------------------- ---------------- -------------
------------------------------------------------------------------------------------- ---------------- -------------

Commitments and Contingencies
Stockholders' Equity:

Preferred stock $.10 per value; 10,000,000 shares authorized, none outstanding              -                  -
Common Stock, $.001 par value, 25,000,000 shares authorized, 7,550,239 and                  8                  8
     7,801,907 shares issued, 7,359,239 and 7,610,907 outstanding, respectively
additional paid-in-capital                                                              14,292             14,959
Retained earnings                                                                        7,721              9,086
Treasury stock at cost, 191,000 shares                                                    (744)              (744)
------------------------------------------------------------------------------------- ---------------- ----------------
------------------------------------------------------------------------------------- ---------------- ----------------
  Total Stockholders' Equity                                                            21,277             23,309
------------------------------------------------------------------------------------- ---------------- ----------------
------------------------------------------------------------------------------------- ---------------- ----------------
  Total Liabilities and Stockholders' Equity                                          $ 149,895          $153,975

------------------------------------------------------------------------------------- ---------------- ----------------

See accompanying condensed notes to consolidated financial statements


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                   ($ in thousands, except per share amounts)
                                   (Unaudited)

                                                                                      Three months ended
                                                                                          September 30,

                                                                                       2001             2002
Revenues                                                                       $     80,645     $     147,367
Cost of claims                                                                       73,392           136,488
------------------------------------------------------------------------------ -------------    --------------
------------------------------------------------------------------------------ -------------    --------------

Gross profit                                                                          7,253            10,879

Selling, general and administrative expenses*                                         5,983
                                                                                                        8,340
------------------------------------------------------------------------------ -------------    --------------
------------------------------------------------------------------------------ -------------    --------------

Operating income                                                                      1,270             2,539

Other income (expense):
  Interest expense                                                                      (60)             (320)
  Interest income                                                                       196                56
  Other income, net                                                                       -                38
------------------------------------------------------------------------------ -------------    --------------
------------------------------------------------------------------------------ -------------    --------------
                                                                                        136             (226)
------------------------------------------------------------------------------ -------------    --------------
------------------------------------------------------------------------------ -------------    --------------

Income before provision for income taxes                                              1,406             2,313
Provision for income taxes                                                              417               948
------------------------------------------------------------------------------ -------------    --------------
------------------------------------------------------------------------------ -------------    --------------

Net Income                                                                         $    989        $    1,365

------------------------------------------------------------------------------ -------------    --------------
------------------------------------------------------------------------------ -------------    --------------

Earnings per common share:
  Basic                                                                           $  0.14          $    0.18

------------------------------------------------------------------------------ -------------    --------------
------------------------------------------------------------------------------ -------------    --------------
  Diluted                                                                         $  0.13          $    0.17

------------------------------------------------------------------------------ -------------    --------------
------------------------------------------------------------------------------ -------------    --------------

Weighted average number of common shares outstanding:
  Basic                                                                             7,143             7,524
------------------------------------------------------------------------------ -------------    --------------
------------------------------------------------------------------------------ -------------    --------------
  Diluted                                                                           7,474             7,919


* Includes amounts charged by affiliates aggregating                              $   831          $    297


See accompanying condensed notes to consolidated financial statements

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)


                                                                                         Three months ended
                                                                                             September 30,

                                                                                       2001              2002
Cash flows from operating activities:
 Net income                                                                          $  989            $ 1,365

 Adjustments to reconcile net income to net cash used in operating activities:
 Depreciation and amortization                                                          685              1,044
 Amortization of deferred gain                                                           -                 (39)
  Loss on disposal of capital assets                                                      9                  -
  Provision for doubtful accounts                                                       384                153
  Compensation expense accrued to officer/stockholder                                  (265)              (261)
  Deferred income taxes                                                                 (34)                 -
  Interest accrued on stockholders' loans                                                (4)
  Changes in assets and liabilities, net of effect from
   acquisitions:
  Restricted cash                                                                        57                243
  Accounts receivable                                                                (3,330)            (1,808)
  Rebates receivable                                                                    354             (2,061)
  Other current assets                                                                    4                128
  Due to/from affiliates                                                                571               (392)
  Other assets                                                                           (2)                 -
  Accounts payable and accrued expenses                                              (3,302)             1,510
  Income taxes payable and other current liabilities                                    453               (654)
  Other long term liabilities                                                          (696)               285
 ----------------------------------------------------------------------------------------------------------------------------------
 ----------------------------------------------------------------------------------------------------------------------------------
 Net cash used in operating activities                                                (4,127)              (487)
 ----------------------------------------------------------------------------------------------------------------------------------
 ----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                               (1,116)              (580)
  Acquisition of PAI, net of cash acquired                                           (1,000)            (1,000)
  Proceeds from sale of capital assets                                                    1                  -
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                (2,115)            (1,580)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                                 -                418
  Proceeds from revolving credit facility                                                 -            170,950
  Repayment of revolving credit facility                                                  -           (160,408)
  Repayment of convertible note offering                                                  _             (8,000)
  Deferred financing costs                                                                -                 47
  Repayment of debt and capital lease obligations                                      (238)               (88)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                    (238)             2,919
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                 (6,480)               852
Cash and cash equivalents at beginning of period                                     10,877              1,768
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $ 4,397           $  2,620
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

4.       EARNINGS PER SHARE

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                           Three Months Ended September 30,
                                                                     2001                 2002
Basic                                                             7,143,235            7,524,438
Effect of assumed exercise of employee stock options                289,542              394,815
Contingently issuable shares related to an acquisition               40,760                   -
                                                                  ---------            ---------

     As of June 30, 2002, the Company retired the entire $11.6 million of its Convertible Notes, which were previously due January 23, 2002.

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                June 30,       September 30,
                                                   2002             2002

Claims Payable                             $       74,195        $  73,739
Rebates Payable to Sponsors                        16,921           21,684
Trade Payables                                      6,693            2,454
Other Payables                                      2,716            3,158
                                           $      100,525         $101,035


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

     General and administrative expenses related to transactions with affiliates included in the statement of income are:

                                                                             Three Months Ended
                                                                               September 30,
                                                                       -------------------------------
                                                                       --------------- ---------------
                                                                               2001            2002
Software maintenance and related services                                   $   254          $     -
Management and consulting fees                                                  208               46
Administrative, accounting services and supplies                                206               28
Rent and utilities                                                              163              223
                                                                            $   831          $   297

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

     Net cash used in operating activities was $4.1 million and $0.5 million for the three months ended September 30, 2001 and 2002, respectively. For the three months ended September 30, 2002, accounts payable increased by $1.5 million while for the three months ended September 30, 2001 accounts payable decreased by $3.3 million, generating cash of $4.8 million. This increase in cash from operating activities was partially offset by an increase of $0.9 million in accounts and rebates receivables for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

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

     Net cash used in investing activities was $2.1 million for the three months ended September 30, 2001, as compared to $1.6 million for the three months ended September 30, 2002. The reduction is related to a decrease in capital expenditures.

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

     The Company has entered into various real estate operating leases with both related and unrelated parties. The Company has entered into various operating leases with unrelated third parties for office equipment. These leases have different payment terms and expiration dates. The Company also entered into a sale-leaseback operating lease of certain fixed assets (principally computer hardware and externally developed software) with an affiliate of the Company's Vice Chairman. See Note 9 to the Consolidated Financial Statements comprising
Item 8 of Form 10-K for the year ended June 30, 2002 for a further description of these various leases.

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



     The total future payments under these contractual obligations as of September 30, 2002 is as follows:

Contractual Obligations                                       Payments Due by Period
                                                                 ($ in thousands)

                                         Total              Less than         1-3 Years         4-5 Years         After
                                                              1 Year                                            5 Years
Long Term Debt                       $    24,396        $     24,382      $         14       $        -      $        -
Capital Lease Obligations                  1,285                 558               727                -               -
Operating Leases                          10,039               1,442             2,763            2,142           3,692
Sale-leaseback                               923                 444               479                -               -
                                     -----------        ------------     -------------       ----------      ----------
                                     -----------        ------------     -------------       ----------      ----------
   Total Contractual Cash            $   36,643  $      $     26,826      $      3,983       $    2,142      $    3,692
        Obligations


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

None.


ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number       Description of Exhibit


3.1    Certificate of Incorporation of Health Card (7)
3.4    By-Laws of Health Card (7)
4.1    Form of Specimen Common Stock Certificate (9)
4.2    Form of Warrant Agreement, including form of Representatives' Warrants(1)
10.1 Mail Service Provider Agreement, dated July 1, 1996, between Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.2 Amendment to Mail Service Provider Agreement, dated January 1, 1997, between Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.3 Software License Agreement and Professional Service Agreement, dated February 18, 1998, between Health Card and Prospective Health, Inc.(1)
10.4   1999 Stock Option Plan (1)
10.5 Employee Covenant Agreement, dated June 15, 1998, between Health Card and Mary Casale (1)
10.6 Employee Covenant Agreement, dated June 16, 1998, between Health Card and Ken Hammond (1)
10.7   Stock Option Agreement, dated August 3, 1999, between Health Card and
        Ken Hammond (4)
10.8   Employment Agreement, dated March 27, 2000, between Health Card and
        David Gershen (4)
10.9   Stock Option Agreement, dated May 1, 2000, between Health Card and
        David Gershen (4)
10.10  Employment Agreement, dated May 3, 2000, between Health Card and
        James Bigl (4)
10.11 Stock Option Agreement, dated June 12, 2000, between Health Card and James Bigl (4)
10.12 Stock Option Agreement, dated August 3, 1999, between Health Card and Kenneth J. Daley (4)
10.13 Stock Option Agreement, dated August 3, 1999, between Health Card and Gerald Angowitz (4)
10.14 Assignment, dated November 1, 1996, from Sandata, Inc., to BFS Realty, LLC (1)
10.15 Lease, dated August 10, 1998, between 61 Manorhaven Boulevard, LLC and Health Card (1)
10.16  Letter, dated June 3, 1999, from Bert Brodsky to Health Card (1)
10.17  Letter, dated June 3, 1999, from Gerald Shapiro to Health Card (1)
10.18 Agreement of Guaranty, dated June 1, 1998, by Bert E. Brodsky in favor of Health Card (1)
10.19  Promissory Note, dated July 31, 2000, made payable by P.W. Capital,
        LLC to the order of Health Card, in the amount of $3,890,940 (4)
10.20  Letter, dated  June 8, 1999, from P.W. Capital Corp. to Health
         Card (1)
10.21  Letter, dated June 9, 1999, from Bert E. Brodsky to Health Card (1)
10.22 Letter, dated June 8, 1999, from the Bert E. Brodsky Revocable Trust to Health Card (1)
10.23 Letter Agreement, dated June 30, 1999, between the Bert E. Brodsky Revocable Trust and Health Card (1)
10.24  Employment Agreement, dated July 1, 1999, between Health Card and
        Bert E. Brodsky (1)
10.25  Letter, dated June 8, 1999, from Bert E. Brodsky to Health Card (1)
10.26  Form of Lock-Up Agreement (1)
10.27 Acquisition and Merger Agreement, dated as of June 27, 2000, between Health Card and Pharmacy Associates, Inc. (3)
10.28  Lease Agreement, dated March 4, 1996, between Pharmacy Associates,
        Inc. and Executive Park Partnership (4)
10.29  Amendment to Lease, dated November 2, 1998, between Pharmacy
        Associates, Inc. and Executive Park Partnership (4)
10.30  Amendment to Lease, dated November 19, 1998, between Pharmacy
        Associates, Inc. and Executive Park Partnership (4)
10.31  Lease Agreement, dated July 8, 1999, between Pharmacy Associates,
        Inc. and Executive Park Partnership (4)
10.32  Asset Purchase Agreement dated as of March 5, 2001 among National
        Medical Health Card Systems, Inc., PMP Acquisition Corp., Provider Medical Pharmaceutical, LLC and members of PMP (3)
10.33  Employment Agreement, dated June 4, 2001, between National Medical
        Health Card Systems, Inc. and Tery Baskin (6)
10.34 Stock Option Agreement, dated June 4, 2001, between National Medical Health C Systems, Inc. and Tery Baskin (6)
10.35 Stock Option Agreement, dated June 12, 2001, between National Medical Health Card Systems, Inc. and James Bigl (6)
10.36  Asset Purchase Agreement dated January 29, 2002 by and among the
        Company, Health Solutions Limited ("HSL"), HSL Acquisition Corp., a wholly-owned subsidiary of the Company, and the security holders of HSL (8)
10.37 Receivables Purchase and Transfer Agreement dated January 29, 2002 by and among the Company and certain of its subsidiaries and NMHC
        Funding, LLC (8)
10.38  Loan and Security Agreement dated January 29, 2002, by and between
        NMHC Funding, LLC and HFC Healthco-4, LLC, an affiliate of Healthcare Finance Group, Inc. (8)
10.39  Lease  Agreement dated as of August 1, 2001,  between  National
        Medical Health Card Systems,  Inc. and BFS Realty, LLC (6)
10.40 Amended Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems, Inc. and BFS Realty, LLC
10.41  2003 Employee Stock Purchase Plan (11)
10.42 Asset Purchase Agreement dated as of November 1, 2002, by and between the Company, Integrail Acquisition Corp., Health Solutions, Ltd., and certain security holders of Health Solutions, Ltd.
10.43 Assignment Agreement dated as of November 1, 2002, by and between the Company, Integrail Acquisition Corp., and Health Solutions, Ltd.
23.1 Consent of Ernst & Young LLP to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-8224) of its report dated September 30, 2002 (10)
23.2 Consent of Goldstein Golub Kessler LLP to the incorporation by reference in the Registration Statement on Form S-8 (File No.
        333-82224) of its report dated August 31, 2001 (10)
23.3 Consent of BDO Seidman LLP to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-82224) of its report dated September 19, 2000 (10)
99.1   Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
99.2   Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act


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



                                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                                 (Registrant)



Date:    December 24, 2002          By: /s/ James J. Bigl
                                            James J. Bigl,
                                            Chief Executive Officer



                                   By:  /s/David J. Gershen
                                           David J. Gershen,
                                           Chief Financial Officer and Treasurer

                                  CERTIFICATION

I, James J. Bigl, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of National Medical Health Card Systems, Inc. and its Subsidiaries;

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

  Date: December 24, 2002                    /s/ James J. Bigl
                                                 James J. Bigl,
                                                 Chief Executive Officer

                                  CERTIFICATION

I, David Gershen, Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of National Medical Health Card Systems, Inc. and its Subsidiaries;

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


Date:  December 23, 2002                    /s/ David Gershen
                                                David Gershen,
                                                Chief Financial Officer