Form 10-Q/A
period 2002-09-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2003-01-02
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2
                                   (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Explanatory Note

     This quarterly report on Form 10-Q/A is being filed for the purpose of reclassifying the presentation of (1) certain balance sheet items, all within current liabilities as of June 30 2002, and certain corresponding items in the statement of cash flows for the three months ended September 30, 2002, related to certain convertible debt which was repaid prior to June 30, 2002, but cleared the bank subsequent to June 30, 2002, and (2) certain items in the statements of cash flows for the three months ended September 30, 2001 and 2002 related to earn-out payments under an acquisition agreement, which payments were earned and accrued for as of June 30, 2001 and 2002, but were paid in August 2001 and 2002, respectively. The impact of these reclassifications, compared to the amounts reported in our quarterly report filed on November 12, 2002, is that net cash used in operating activities for the three months ended September 30, 2001 and 2002 decreased, while net cash used in investing activities for such periods increased, and net cash provided by financing activities for the three months ended September 30, 2002 decreased. Items affected by this reclassification are found in Part 1, Items 1 and 2.


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

4.       EARNINGS PER SHARE

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                                 Three Months Ended September 30,
                                                                     2001                 2002
Basic                                                             7,143,235            7,524,438
Effect of assumed exercise of employee stock options                289,542              394,815
Contingently issuable shares related to an acquisition               40,760                   -
                                                                  ---------            ---------
Diluted weighted average number of shares outstanding             7,473,537            7,919,253

     As of June 30, 2002, the Company retired the entire $11.6 million of its Convertible Notes, which were previously due January 23, 2002.

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                June 30,       September 30,
                                                   2002             2002

Claims Payable                                   $ 74,195         $ 73,739
Rebates Payable to Sponsors                        16,921           21,684
Trade Payables                                      6,693            2,454
Other Payables                                      2,716            3,158
                                                ---------         --------
                                                 $100,525         $101,035


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

     General and administrative expenses related to transactions with affiliates included in the statement of income are:

                                                                             Three Months Ended
                                                                               September 30,
                                                                       -------------------------------
                                                                       --------------- ---------------
                                                                               2001             2002
Software maintenance and related services                                      $254             $  -
Management and consulting fees                                                  208               46
Administrative, accounting services and supplies                                206               28
Rent and utilities                                                              163              223
                                                                               ----             ----
                                                                               $831             $297

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



                                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                                 (Registrant)



Date:    January 2, 2003          By: /s/ James J. Bigl
                                            James J. Bigl,
                                            Chief Executive Officer



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

  Date: January 2, 2003                      /s/ James J. Bigl
                                                 James J. Bigl,
                                                 Chief Executive Officer

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


Date:  January 2, 2003                      /s/ David Gershen
                                                David Gershen,
                                                Chief Financial Officer

                                                                 EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the amended Quarterly Report of National Medical Health Card Systems, Inc. (the "Company") on Form 10-Q/A for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. Bigl, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 /s/ James J. Bigl

James J. Bigl
Chief Executive Officer
January 2, 2003

                                                                 EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the amended Quarterly Report of National Medical Health Card Systems, Inc. (the "Company") on Form 10-Q/A for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Gershen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 /s/ David Gershen


David Gershen
Chief Financial Officer
January 2, 2003