Form 10-Q
period 2002-12-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2003-02-14
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended       December 31, 2002
                               -------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ------------    --------------

                        Commission file number 000-26749

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                          11-2581812
------------------------------------------------------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

 26 Harbor Park Drive, Port Washington, NY                         11050
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code (516) 626-0007
                                                   --------------------------



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
  Yes X                          No
     ----------                     -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's Common Stock, as of February 7, 2003 was 7,610,907 shares.


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                            INDEX                                                                       Page
                                                                                                        ----
               FORWARD-LOOKING STATEMENTS                                                                3

PART I     -   FINANCIAL INFORMATION                                                                     4

ITEM 1     -   CONDENSED FINANCIAL STATEMENTS:                                                           4

               CONSOLIDATED BALANCE SHEET as of June 30, 2002                                            4
               and December 31, 2002 (unaudited)

               CONSOLIDATED STATEMENT OF INCOME (unaudited)                                              5
               for the three months and six months ended December 31, 2001 and 2002

               CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)                                          6
               for the six months ended December 31, 2001 and 2002

               CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                      7

ITEM 2     -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                        17
               CONDITION AND RESULTS OF OPERATIONS

ITEM 3     -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                                           27
               MARKET RISK

ITEM 4    -    CONTROLS AND PROCEDURES                                                                  27

PART II    -   OTHER INFORMATION                                                                        29

ITEM 1     -   LEGAL PROCEEDINGS                                                                        29

ITEM 2     -   CHANGES IN SECURITIES AND USE OF PROCEEDS                                                29

ITEM 3     -   DEFAULTS UPON SENIOR SECURITIES                                                          29

ITEM 4     -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      29

ITEM 5     -   OTHER INFORMATION                                                                        29

ITEM 6     -   EXHIBITS AND REPORTS ON FORM 8-K                                                         30


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES



Forward Looking Statements

     When used herein, the words "may," "could," "estimate," "believe," "anticipate," "think," "intend," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and other factors, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. For a discussion of such risks and uncertainties, including risks relating to pricing, competition in the bidding and proposal process, our ability to consummate contract negotiations with prospective clients, dependence on key members of management, government regulation, acquisitions and affiliations, the market for PBM services, and other factors, readers are urged to carefully review and consider various disclosures made by National Medical Health Card Systems, Inc. ("Health Card" or the "Company") which attempt to advise interested parties of the factors which affect Health Card's business, including, without limitation, the disclosures made under the caption "Business" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2002, filed with the SEC on December 26, 2002.

                         PART I - FINANCIAL INFORMATION

Item 1 - CONDENSED FINANCIAL STATEMENTS
           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                                                                      June 30,               December 31,
                                                                                        2002                     2002
  Assets                                                                                ----                     ----
  Current:                                                                                                   (Unaudited)

  Cash and cash equivalents (including cash equivalent investments of $1,187       $   1,768                 $     1,458
            and $1,185, respectively)
  Restricted cash                                                                      2,653                       1,989
  Accounts receivable, less allowance for doubtful accounts of $2,248
            and $2,666, respectively                                                  59,285                      58,205
  Rebates receivable                                                                  15,775                      23,231
  Due from affiliates                                                                    504                       4,080
  Deferred tax asset                                                                   1,542                       1,542
  Other current assets                                                                   610                       1,621
  -----------------------------------------------------------------------------------------------------------------------
  -----------------------------------------------------------------------------------------------------------------------
     Total current assets                                                             82,137                      92,126

  Property, equipment and software development costs, net                              9,031                       8,411
  Due from affiliates                                                                  3,620                           -
  Intangible assets, net of accumulated amortization of $406 and $777,respectively     2,523                       2,724
  Goodwill                                                                            52,035                      52,912
  Other assets                                                                           549                         451
  -----------------------------------------------------------------------------------------------------------------------
  -----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                $  149,895                  $  156,624
  -----------------------------------------------------------------------------------------------------------------------
  -----------------------------------------------------------------------------------------------------------------------
 Liabilities and Stockholders' Equity
  Current Liabilities:

  Accounts payable and accrued expenses                                           $  100,525                  $  105,427
  Revolving credit facility and loans payable-current                                 13,835                      20,948
  Convertible notes payable                                                            8,000                           -
  Current portion of capital lease obligations                                           556                         457
  Due to officer/stockholder                                                             696                         574
  Income taxes payable                                                                     -                         370
  Other current liabilities                                                            1,178                          96
  -----------------------------------------------------------------------------------------------------------------------
  -----------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                          124,790                     127,872
  Capital lease obligations, less current portion                                        809                         579
  Long term loans payable and other liabilities                                          865                       1,072
  Deferred tax liability                                                               2,154                       2,154
  -----------------------------------------------------------------------------------------------------------------------
  -----------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                128,618                     131,677
  -----------------------------------------------------------------------------------------------------------------------
  -----------------------------------------------------------------------------------------------------------------------
 Stockholders' Equity:

  Preferred stock $.10 par value; 10,000,000 shares authorized, none outstanding           -                           -
  Common Stock, $.001 par value, 25,000,000 shares authorized,  7,550,239 and
    7,801,907 shares issued, 7,359,239 and 7,610,907 outstanding, respectively             8                           8
  Additional paid-in-capital                                                          14,292                      14,959
  Retained earnings                                                                    7,721                      10,724
  Treasury stock at cost, 191,000 shares                                                (744)                       (744)
   ----------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                       21,277                      24,947
  -----------------------------------------------------------------------------------------------------------------------
  -----------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                                   $  149,895                  $  156,624
  -----------------------------------------------------------------------------------------------------------------------
  -----------------------------------------------------------------------------------------------------------------------

      See accompanying condensed notes to consolidated financial statements

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)



                                                                 Three months ended                          Six months ended
                                                                    December 31,                               December 31,

                                                                  2001             2002                  2001              2002
                                                                  ----             ----                   ---              ----

Revenues                                                     $  87,509         $ 150,964             $ 168,154           $298,331
Cost of claims                                                  79,769           139,308               153,161            275,796
-----------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                     7,740            11,656                14,993             22,535

Selling, general and administrative expenses*                    6,058             8,677                12,041             17,018
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Operating income                                                 1,682             2,979                 2,952              5,517

Other income (expense):
Interest expense                                                   (49)             (311)                 (109)              (631)
Interest income                                                    141                71                   337                127
Other income, net                                                   25                38                    25                 77
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                   117              (202)                  253               (427)

Income before provision for income taxes                         1,799             2,777                 3,205              5,090
Provision for income taxes                                         751             1,139                 1,168              2,087
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                    $  1,048          $  1,638            $    2,037          $   3,003
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Earnings per common share:
    Basic                                                     $   0.15          $   0.22            $     0.28          $    0.40
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                   $   0.13          $   0.20            $     0.27          $    0.38
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding:
    Basic                                                        7,184             7,611                 7,164              7,568
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                      7,781             8,088                 7,614              8,004

* Includes amounts charged by affiliates aggregating:         $    700          $    223            $    1,399          $     520
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

      See accompanying condensed notes to consolidated financial statements

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)


                                                                                                Six months ended
                                                                                                  December 31,


                                                                                           2001                   2002
Cash flows from operating activities:                                                      ----                   ----
             Net income                                                               $   2,037                $   3,003
               Adjustments to reconcile net income to net cash
                (used in) provided by operating activities:
                  Depreciation and amortization                                           1,429                    2,123
                  Amortization of deferred gain                                               -                      (77)
                  Net gain on disposal of capital assets                                    (17)                       -
                  Provision for doubtful accounts                                           627                      418
                  Compensation expense accrued to officer/stockholder                       275                      278
                  Deferred income taxes                                                    (347)                       -
                  Interest accrued on stockholders'/affiliate's loans                      (125)                     (84)
                Changes in assets and liabilities, net of effect from
                acquisitions:
                  Restricted cash                                                        (4,023)                     664
                  Accounts receivable                                                    (1,601)                     703
                  Rebates receivable                                                        (69)                  (7,455)
                  Other current assets                                                      428                     (936)
                  Due to/from affiliates                                                    240                     (273)
                  Other assets                                                              (28)                       5
                  Accounts payable and accrued expenses                                  (2,086)                   5,595
                  Income taxes payable and other current liabilities                        182                     (462)
                  Other long term liabilities                                              (734)                     275
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                                      (3,812)                   3,777
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
             Capital expenditures                                                        (1,838)                    (768)
             Acquisition of Integrail, net of cash acquired                                   -                   (1,449)
             Acquisition of PAI, net of cash acquired                                    (1,000)                  (1,000)
             Acquisition of Centrus, net of cash acquired                                     -                       (3)
             Proceeds from disposal of capital assets                                     1,321                       22
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                    (1,517)                  (3,198)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
             Proceeds from exercise of stock options                                          -                      418
             Repayment of convertible note offering                                           -                   (8,000)
             Proceeds from revolving credit facility                                          -                  335,650
             Repayment of revolving credit facility                                           -                 (328,542)
             Deferred financing costs                                                         -                       94
             Repayment of debt and capital lease obligations                               (379)                    (509)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                      (379)                    (889)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                (5,708)                    (310)
Cash and cash equivalents at beginning of period                                         10,877                    1,768
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $   5,169                $   1,458
------------------------------------------------------------------------------------------------------------------------------
      See accompanying condensed notes to consolidated financial statement


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (All $ in thousands, except per share amounts)
                                   (Unaudited)



1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc. (the "Company" or "Health Card") and its wholly owned subsidiaries, Pharmacy Associates, Inc. ("PAI"), Interchange PMP, Inc. ("PMP"), Centrus Corporation, formerly known as HSL Acquisition Corp. (see Note 2) ("Centrus"), National Medical Health Card IPA, Inc. ("IPA"), formerly known as PSCNY IPA, Inc., Specialty Pharmacy Care, Inc. ("Specialty"), Integrail, Inc. ("Integrail"), NMHCRX Mail Order, Inc. ("Mail Order"), NMHCRX
Contracts, Inc. ("Contracts"), and PBM Technology Inc. ("PBM Tech"). Also included on a consolidated basis are the accounts of NMHC Funding, LLC
("Funding"), a limited liability company of which the Company and its subsidiaries are the owners of all of the membership interests. Unless the context otherwise requires, references herein to the "Company" or "Health Card" refer to the Company and its subsidiaries, on a consolidated basis. All material inter-company balances and transactions have been eliminated in the consolidation.

     The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of the Company's management, the December 31, 2002 and 2001 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K, as amended, for the year ended June 30, 2002. The results of operations for the three and six month periods ended December 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

     Certain amounts in the prior period have been reclassified to conform to the current period presentation. For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K, as amended, for the year ended June 30, 2002 (the "Annual Report").

2. BUSINESS ACQUISITIONS

     As of November 1, 2002, the Company and its wholly owned subsidiary, Integrail Acquisition Corp., entered into an Asset Purchase Agreement with Health Solutions, Ltd. ("HSL"), and certain of its security holders (together with HSL, the "Sellers"). Pursuant to the Agreement, Health Card acquired substantially all of the assets of the Integrail division of HSL's operations, for a purchase price of $1,400. Integrail provides software and analytical tools in the area of informatics which allows for the blending of medical and pharmacy data to predict future outcomes.

     Half of the $1,400 purchase price was paid at the closing directly to the Sellers, and half was deposited into escrow as security for the performance of certain indemnification obligations of the Sellers. The Company acquired approximately $500 of HSL's assets which included $158 of property and equipment, $225 of software, $76 of prepaid expenses, and $41 of accounts receivable. The Company also agreed to assume approximately $500 of liabilities related to Integrail which included $166 of debt under capital leases, $78 of miscellaneous payables, and $259 due to HSL for prior equipment and services provided to Integrail by HSL. The acquisition was accounted for under the purchase method of accounting and the results of Integrail's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $1,449, which consists of the following components: (i) software and company know how valued at $575, which will be amortized over three (3) years; and (ii) goodwill of $874, which will not be amortized for book purposes per SFAS 142 (see Note 8). The allocation of the purchase price is preliminary subject to final valuation. For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. Funds for this transaction were supplied by the revolving credit facility that was put into place in January 2002. (See below). The Agreement provides that if certain operational milestones are achieved over the next 12 months, certain amounts will be released from the escrow to the Sellers.

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

     The aggregate purchase price of the Acquisition was $40 million in cash, of which $3 million is held in escrow to secure certain indemnification obligations, ($2 million has been released as of July 2002). The Company acquired approximately $1.4 million of HSL's assets which included $0.9 million of property and equipment and $0.5 million of software. The Company also agreed to assume approximately $1.4 million of HSL's liabilities relating to the Centrus business which included $1.1 million of rebates due to sponsors, $0.1 million of capital leases, and $0.2 million of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of Centrus' operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $40,671.5, which consists of the following components: (i) customer relationships valued at $2,415, which will be amortized over five (5) years; (ii) an employment agreement valued at $83, which will be amortized over two (2) years: (iii) non-compete contracts valued at $76, which will be amortized over four (4) years, and (iv) goodwill of $38,094.8, which will not be amortized for book purposes per SFAS 142 (see Note 8). For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. In addition, the Company has agreed to pay HSL as additional purchase price up to $4 million over a period of three (3) years if the acquired Centrus business achieves certain financial performance targets during the two-year period following the Closing. HSL may also be entitled to an additional incentive payment based on the financial performance of the Centrus business during the one-year period following the Closing. It is the Company's expectation that some of these monies will be earned and paid out over the next three years.

     Simultaneously with the consummation of the Acquisition, the Company entered into an Employment Agreement and a Stock Option Agreement with the former president of Centrus, pursuant to which he will serve as Executive Vice President of Managed Care for the Company. Additionally, several members of Centrus' management team have joined the Company as employees, and have been granted stock options to purchase an aggregate of 300,000 shares of Common Stock, under the Company's 1999 Stock Option Plan, as amended.

     On January 29, 2002, the Company and certain of its subsidiaries entered into a $40 million secured revolving credit facility (the "Facility") with HFG Healthco-4 LLC, a specialty finance company. In connection with the Facility, the Company and certain of its subsidiaries have agreed to transfer, on an on-going basis, their accounts receivable to Funding. Funding utilizes those receivables as collateral to secure borrowings under the facility. The Facility has a three year term, provides for borrowing up to $40 million at the London InterBank Offered Rate (LIBOR) plus 2.40% (3.8% at December 31, 2002) and is secured by receivables and other assets of the Company and certain of its subsidiaries. Borrowings of $28.7 million under the Facility were used to finance part of the purchase price of the Acquisition and will also be used by the Company and certain of its subsidiaries for working capital purposes and future acquisitions in support of its business plan. The outstanding balance as of December 31, 2002 was approximately $20.9 million, which was all classified as short term. The Facility requires the Company to maintain certain financial and other covenants. The Company was in compliance with all covenants at December 31, 2002.

     The summarized unaudited pro forma results of operations set forth below for the three and six months ended December 31, 2001 and 2002 assumes the Centrus and Integrail acquisitions had occurred as of the beginning of these periods.

                                                                 Three Months Ended                Three Months Ended
                                                                  December 31, 2001                December 31, 2002
                                                                 ------------------                ------------------
     Revenues                                                     $      158,647                    $        151,019
     Net income                                                   $          102                    $          1,373
     Net income per common share:
       Basic                                                      $         0.01                    $           0.18
       Diluted                                                    $         0.01                    $           0.17
     Pro forma weighted average number of
        common shares outstanding:
       Basic                                                           7,183,996                           7,610,907
       Diluted                                                         7,781,377                           8,087,815


                                                                  Six Months Ended                  Six Months Ended
                                                                  December 31, 2001                December 31, 2002
                                                                  -----------------                -----------------
     Revenues                                                     $      325,094                    $        298,550
     Net income                                                   $          580                    $          1,417
     Net income per common share:
       Basic                                                      $         0.08                    $           0.19
       Diluted                                                    $         0.08                    $           0.18
     Pro forma weighted average number of
        common shares outstanding:
       Basic                                                           7,163,616                           7,567,673
       Diluted                                                         7,613,615                           8,003,535

     Pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of the acquired entity and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts. In particular, Integrail experienced significant losses, which included the write-off of assets, prior to the acquisition by the Company.


3. STOCK OPTIONS

     During the six months ended December 31, 2002, the Company granted 297,285 stock options and 128,645 stock options were cancelled for a net of 168,640 stock options under the 1999 Stock Option Plan (the "Plan"). The options granted during this period are exercisable at prices ranging from $7.19 to $9.98 and terminate five to seven years from the grant date. The total number of shares of common stock reserved by the Company for issuance under the Plan is 2,850,000 plus an indeterminable number of shares of common stock issuable pursuant to the anti-dilution provisions of the Plan or upon the exercise of "reload options." There are no options outstanding that contain the "reload" provision. Shares issuable pursuant to options granted under the Plan as of December 31, 2002 equal 1,895,991, net of 385,243 options exercised to date.

4. EARNINGS PER SHARE

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                                                             Three Months Ended
                                                                                                 December 31,
                                                                                    ------------------------------------
                                                                                    ------------------------------------
                                                                                             2001               2002
                                                                                             ----               ----
   Basic                                                                                 7,183,996          7,610,907
   Effect of assumed exercise of employee stock options                                    555,714            476,908
   Contingently issuable shares related to an acquisition                                   41,667                 -
                                                                                         ---------          ---------

   Diluted weighted average number of shares outstanding                                 7,781,377          8,087,815
                                                                                         =========          =========


                                                                                                Six Months Ended
                                                                                                  December 31,
                                                                                    ------------------------------------
                                                                                    ------------------------------------
                                                                                              2001               2002
                                                                                              ----               ----
   Basic                                                                                 7,163,616          7,567,673
   Effect of assumed exercise of employee stock options                                    422,628            435,862
   Contingently issuable shares related to an acquisition                                   27,371                  -
                                                                                         ---------          ---------
   Diluted weighted average number of shares outstanding                                 7,613,615          8,003,535
                                                                                         =========          =========


5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                                         June 30,                December 31,
                                                                           2002                      2002
                                                                           ----                      ----
           Claims Payable                                             $   74,195                $    72,294
           Rebates Payable to Sponsors                                    16,921                     28,329
           Trade Payables                                                  6,693                      2,182
           Other Payables                                                  2,716                      2,622
                                                                      ----------                -----------
                                                                      $  100,525                $   105,427
                                                                      ==========                ===========

6. RELATED PARTY TRANSACTIONS

     As of January 1, 2002, the Company has eliminated the majority of its historical related party service transactions with the exception being rent and some administrative services as described below. For the periods presented, certain general, administrative and other expenses reflected in the financial statements include allocations of certain corporate expenses from affiliates which take into consideration personnel, estimates of the time spent to provide services or other allocation methodologies. These allocations include services and expenses for employee benefits administration, legal, communications and other miscellaneous services.

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

     General and administrative expenses related to transactions with affiliates included in the statement of income are:

                                                                             Three Months Ended
                                                                                December 31,
                                                                       -------------------------------
                                                                       -------------------------------
                                                                               2001            2002
                                                                               ----            ----
Software maintenance and related services                                   $   227          $    -
Management and consulting fees                                                  122              12
Administrative, accounting services and supplies                                226              81
Rent and utilities                                                              125             130
                                                                            -------          ------
                                                                            $   700          $  223
                                                                            =======          ======

                                                                              Six Months Ended
                                                                                December 31,
                                                                       -------------------------------
                                                                       -------------------------------
                                                                               2001            2002
                                                                               ----            ----
Software maintenance and related services                                   $   482          $    -
Management and consulting fees                                                  199              58
Administrative, accounting services and supplies                                430             109
Rent and utilities                                                              288             353
                                                                            -------         -------
                                                                            $ 1,399         $   520
                                                                            =======         =======


     Due from affiliates includes a note from another company affiliated by common ownership. As of December 31, 2002, the balance due from this affiliate, including accrued interest, was $3,703.1. Such amount bore interest at 8.5% per annum, payable quarterly. The note was collateralized by 1,022,758 shares of $.001 par value common stock of the Company registered in the name of the Company's Chairman of the Board and was secured by his personal guarantee. The original note was replaced by a new non-recourse promissory note dated July 31, 2000, payable to the Company in the amount of $3,890.9. The note is payable in annual installments of $400, consisting of principal and interest at the rate of 8.5% per annum on each of the first and second anniversary dates, with the total remaining balance of principal and interest due and payable on July 31, 2003. The note is collateralized by 1,000,000 shares of $.001 par value common stock of the Company registered in the name of the Company's Chairman of the Board and is secured by his personal guarantee. The first two $400 payments due under the note as of July 31, 2001 and 2002 were satisfied by offsetting an equal amount owed by the Company to the Chairman of the Board. Effective July 31, 2001, the interest rate on the note was changed to the prime rate in effect from time to time (4.25% at December 31, 2002).

     On February 8, 2001, the President gave to the Company his Promissory Note in the amount of $34 as evidence of the loan by the Company to the President. On April 12, 2002, the Promissory Note was amended and Company agreed to increase the loan to $100. The loan bears interest at 8%, and is due on April 25, 2003. The interest rate was lowered effective July 1, 2002 to the rate at which the Company borrows money (3.8% at December 31, 2002).

     In connection with a potential bonus, to be earned pursuant to an employment agreement dated September 30, 2002, between the President of the Company's mail order operations and the Company, the Company has loaned him $250 as an advance against the potential bonus. The loan is evidenced by a promissory note executed by the Mail Order President in favor of the Company. The loan bears an interest rate of 9% and is due and payable on September 30, 2003 in the event the bonus is not earned.

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

7. MAJOR CUSTOMERS AND PHARMACIES

     For the three and six months ended December 31, 2001, approximately 13% of the consolidated revenues of the Company were from one plan sponsor administering multiple plans. For the three months ended December 31, 2002 approximately 46% of the consolidated revenues of the Company were from two plan sponsors administering multiple plans. For the six months ended December 31, 2002, approximately 42% of the consolidated revenues of the Company were from two plan sponsors administering multiple plans. Amounts due from these sponsors as of December 31, 2002 approximated $16.3 million.

     For the three and six months ended December 31, 2001, approximately 32% of the cost of claims were from two pharmacy chains. For the three and six months ended December 31, 2002, approximately 50% and 49%, respectively, of the cost of claims were from three pharmacy chains. Amounts payable to these three pharmacy chains at December 31, 2002 were approximately $30.5 million.

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

     On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not amend Statement 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in Statement 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company will be required to comply with the requirements of FASB No. 148 for their quarter ended March 31, 2003 interim financial statements.

9. SUPPLEMENTAL CASH FLOW INFORMATION

     During the six months ended December 31, 2001 and December 31, 2002, the Company paid $109 and $631 in interest and $698 and $1,506 in income taxes, respectively. In non-cash transactions, the Company issued 62,500 shares and 41,668 shares of its common stock, each issue valued at $250, as additional compensation to the shareholders of PAI in August 2001 and August 2002, respectively.

10.      LITIGATION

See Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended December 31, 2002
Compared to Three Months Ended December 31, 2001

     Revenues increased $63.5 million, or approximately 73%, from $87.5 million for the three months ended December 31, 2001, to $151.0 million for the three months ended December 31, 2002. Of the increase, $81.0 million was due to the inclusion of revenues from Centrus, which was included in the revenues for the quarter ended December 31, 2002, but not in the quarter ended December 31, 2001. Another $5.7 million of the increase was due to revenues related to new sponsors or new services offered during the three months ended December 31, 2002. These increases were partially offset by a $29 million decrease related to two factors: 1) a major sponsor terminated its contract with Health Card effective June 30, 2002, and 2) there were certain contracts during the quarter ended December 31, 2002 that the Company recognized on a net revenue basis versus no contracts during the three months ended December 31, 2001 that the Company recognized on a net revenue basis. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those few contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the revenue nor the related costs of the prescriptions is recorded. The majority of the balance of the increase, or approximately $6 million, was due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant.

     Cost of claims increased $59.5 million, or approximately 75%, from $79.8 million for the three months ended December 31, 2001, to $139.3 million for the three months ended December 31, 2002. Centrus accounted for $78.8 million of the increase. This increase was partially offset by the two factors described in the previous paragraph, namely, the loss of a major sponsor and the recognizing of a few contracts on a net revenue basis. As a percentage of revenues, cost of claims increased from 91.2% to 92.3% for the three months ended December 31, 2001 and December 31, 2002, respectively. The increase relates primarily to the higher cost of claims on the Centrus book of business, which serves managed care clients primarily. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. Centrus' cost of claims for the three months ended December 31, 2002 ran about 7 - 12 percentage points greater than the rest of the Company's business, and since Centrus accounted for 54% of the Company's revenue in the three months ended December 31, 2002, this impacted the overall cost of claims percentage.

     Gross profit increased from $7.7 million for the three months ended December 31, 2001 to $11.6 million for the three months ended December 31, 2002; a $3.9 million, or 51%, increase. In addition to the revenue volume increase and consequent gross margin increase, Centrus accounted for $2.2 million, or 56%, of the gross profit increase. Gross profit, as a percentage of revenue, declined from 8.8% to 7.7% for the three months ended December 31, 2001 and December 31, 2002, respectively. The decrease is again principally related to the lower margins achieved by Centrus. The Company has also seen some decline in profit margins due to competitive pressures.

     Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $2.6 million, or approximately 43%, from $6.1 million for the three months ended December 31, 2001 to $8.7 million for the three months ended December 31, 2002. This increase is primarily related to the acquisition of Centrus. While the expenses specifically related to Centrus were $3.0 million in the quarter ended December 31, 2002, this was partially offset by reductions in other areas of the Company related to the full integration of Centrus. The Company analyzed every department in the Company and made decisions concerning the most efficient way to operate regardless of location. This evaluation has led to synergies across the Company and has allowed the Company to maximize the utilization of its resources. It is anticipated that this kind of analysis and deployment of resources will continue as the Company grows.

     Selling, general, and administrative expenses also increased in the quarter ended December 31, 2002 due to the start-up of two new activities. The Company acquired Integrail as of November 1, 2002 (See Note 2 of Item 1). In the two months since the Company acquired Integrail, approximately $337,000 of expenses were incurred primarily related to salary and benefits and depreciation and amortization. The other activity was the start-up of the build out of a mail order facility in Miramar Florida. Currently, the Company outsources the actual fulfillment of prescriptions that are ordered by mail. By bringing these services in- house the Company will be better able to control service and cost for its customers. For the quarter ended December 31, 2002, approximately $112,000 of expenses were incurred on this endeavor. It is the Company's expectation that the facility will be up and running in the March to April, 2003 timeframe.

     General and administrative expenses charged by affiliates decreased approximately $477,000, or 68%, year-over-year from approximately $700,000 to approximately $223,000 for the three months ended December 31, 2001 and December 31, 2002, respectively. The majority of the decrease related to the hiring of employees which allowed the Company to bring in-house certain services which historically had been obtained from related parties.

     Selling, general, and administrative expenses as a percent of revenue improved from 6.9% for the quarter ended December 31, 2001 to 5.7% for the quarter ended December 31, 2002. This improvement stems from the continued growth of the Company due to improving efficiencies with scale.

     For the three months ended December 31, 2001, the Company recognized other income, net, of approximately $117,000. For the three months ended December 31, 2002, the Company incurred other expense, net, of approximately $202,000. The components of the approximate $319,000 increase in net expense were an approximate $262,000 increase in interest expense, and an approximate $70,000 decrease in interest income, and an approximate $13,000 increase in amortized gain on assets sold during the fiscal year ended June 30, 2002. The primary reasons for the net increase in expense were the interest expense incurred on the Company's revolving credit facility during the quarter ended December 31, 2002 to finance the acquisition of Centrus and Integrail (see Note 2 of Item 1), and the reduction in interest income since all balances go towards paying off the revolving credit facility. Partially offsetting the increase in interest expense was an approximate $52,000 increase in deferred gain on the sale of assets related to a sale/leaseback transaction, which gain of approximately $459,000 was recorded as deferred revenue and is being recognized over the life of the lease, which is thirty-six (36) months.

     Income before the provision for income taxes increased approximately $1.0 million, or 54%, from approximately $1.8 million, for the quarter ended December 31, 2001, to approximately $2.8, million for the quarter ended December 31, 2002. The primary reason for the increase was the improving efficiencies that come with scale arising from the integration of the acquisitions the Company has completed. For the three months ended December 31, 2002 revenues increased 73% over the three months ended December 31, 2001, while selling, general, and administrative expenses increased only 43%. In addition, while gross margin percentages declined period-over-period due to the acquisition of Centrus, the gross profit dollars increased by 51%. These factors contributed to the continued improvement in the Company's profitability. The overall profitability was diminished, however by the start-up of the Integrail acquisition and the build out of the mail order facility.

     EBITDA (earnings before interest, taxes, depreciation and amortization) increased by approximately $1.6 million or 68%, from $2.4 million for the three months ended December 31, 2001 to $4.1 million for the three months ended December 31, 2002. The primary factor for the increase was the approximate $1.3 million, or 77%, increase in operating income described above. In addition, there was an approximate $176,000 increase in depreciation and amortization, and an approximate $169,000 increase in other intangibles amortization.

     The effective tax rate decreased from 41.7% for the quarter ended December 31, 2001 to 41.0% for the quarter ended December 31, 2002. The tax rate of 41% represents the Company's estimated tax rate for the full fiscal year.

     Net income for the quarter ended December 31, 2002 was approximately $1.6 million as compared to approximately $1.0 million for the quarter ended December 31, 2001; a 56% increase. Earnings per diluted share increased by $0.07, to $0.20 for the quarter ended December 31, 2002.

Six Months Ended December 31, 2002
Compared to Six Months Ended December 31, 2001

     Revenues increased $130.2 million, or approximately 77%, from $168.1 million for the six months ended December 31, 2001, to $298.3 million for the six months ended December 31, 2002. Of the increase, $156.4 million was due to the inclusion of revenues from Centrus, which was included in the revenues for the six months ended December 31, 2002, but not in the six months ended December 31, 2001. Another $6.9 million of the increase was due to revenues related to new sponsors or new services offered during the six months ended December 31, 2002. These increases were partially offset by a $52 million decrease related to two factors: 1) a major sponsor terminated its contract with Health Card effective June 30, 2002, and 2) there were certain contracts during the six months ended December 31, 2002 that the Company recognized on a net revenue basis versus no contracts during the six months ended December 31, 2001 that the Company recognized on a net revenue basis. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those few contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the revenue nor the related costs of the prescriptions is recorded. The majority of the balance of the increase, or approximately $19 million, was due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant.

     Cost of claims increased $122.6 million, or approximately 80%, from $153.2 million for the six months ended December 31, 2001, to $275.8 million for the six months ended December 31, 2002. Centrus accounted for $152.3 million of the increase. This increase was partially offset by the two factors described in the previous paragraph, namely, the loss of a major sponsor and the recognizing of a few contracts on a net revenue basis. As a percentage of revenues, cost of claims increased from 91.1% to 92.4% for the six months ended December 31, 2001 and December 31, 2002, respectively. The increase relates primarily to the higher cost of claims on the Centrus book of business, which serves managed care clients primarily. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. Centrus' cost of claims for the six months ended December 31, 2002 ran about 7 - 11 percentage points greater than the rest of the Company's business, and since Centrus accounted for 52% of the Company's revenue in the six months ended December 31, 2002, this impacted the overall cost of claims percentage.

     Gross profit increased from $15.0 million for the six months ended December 31, 2001 to $22.5 million for the six months ended December 31, 2002; a $7.5 million, or 50%, increase. In addition to the revenue volume increase and consequent gross margin increase, Centrus accounted for $4.1 million, or 55%, of the gross profit increase. Gross profit, as a percentage of revenue, declined from 8.9% to 7.6% for the six months ended December 31, 2001 and December 31, 2002, respectively. The decrease is again principally related to the lower margins achieved by Centrus. The Company has also seen some decline in profit margins due to competitive pressures.

     Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $5.0 million, or approximately 41%, from $12.0 million for the six months ended December 31, 2001 to $17.0 million for the six months ended December 31, 2002. This increase is primarily related to the acquisition of Centrus. While the expenses specifically related to Centrus were $6.1 million in the six months ended December 31, 2002, this was partially offset by reductions in other areas of the Company related to the full integration of Centrus. The Company analyzed every department in the Company and made decisions concerning the most efficient way to operate regardless of location. This evaluation has led to synergies across the Company and has allowed the Company to maximize the utilization of its resources. It is anticipated that this kind of analysis and deployment of resources will continue as the Company grows.

     Selling, general, and administrative expenses also increased in the six months ended December 31, 2002 due to the start-up of two new activities. The Company acquired Integrail as of November 1, 2002 (See Note 2 of Item 1). In the two months since the Company acquired Integrail, approximately $337,000 of expenses were incurred primarily related to salary and benefits and depreciation and amortization. The other activity was the start-up of the build out of a mail order facility in Miramar Florida. Currently, the Company outsources the actual fulfillment of prescriptions that are ordered by mail. By bringing these services in-house the Company will be better able to control service and cost for its customers. For the quarter ended December 31, 2002, approximately $112,000 of expenses were incurred on this endeavor. It is the Company's expectation that the facility will be up and running in the March to April, 2003 timeframe.

     In addition, there were three one-time expenses that the Company incurred in the six months ended December 31, 2002. These included 1) approximately $350,000 of expenses incurred related to two acquisitions which the company did not complete, 2) approximately $127,000 related to a settlement of a New York State sales tax audit, and 3) the payment of $100,000 related to a terminated consulting agreement.

     General and administrative expenses charged by affiliates decreased approximately $879,000, or 63%, year-over-year from approximately $1,399,000 to approximately $520,000 for the six months ended December 31, 2001 and December 31, 2002, respectively. The majority of the decrease related to the hiring of employees which allowed the Company to bring in-house certain services which historically had been obtained from related parties.

     Selling, general, and administrative expenses as a percent of revenue improved from 7.2% for the six months ended December 31, 2001 to 5.7% for the six months ended December 31, 2002. This improvement stems from the continued growth of the Company due to improving efficiencies with scale.

     For the six months ended December 31, 2001, the Company recognized other income, net, of approximately $253,000. For the six months ended December 31, 2002, the Company incurred other expense, net, of approximately $427,000. The components of the approximate $680,000 increase in net expense were an approximate $522,000 increase in interest expense, and an approximate $210,000 decrease in interest income, and an approximate $52,000 increase in amortized gain on assets sold during the fiscal year ended June 30, 2002. The primary reasons for the net increase in expense were the interest expense incurred on the Company's revolving credit facility during the six months ended December 31, 2002 to finance the acquisition of Centrus and Integrail (see Note 2 of Item 1), and the reduction in interest income since all balances go towards paying off the revolving credit facility. Partially offsetting the increase in interest expense was an approximate $52,000 increase in deferred gain on the sale of assets related to a sale/leaseback transaction, which gain of approximately $459,000 was recorded as deferred revenue and is being recognized over the life of the lease, which is thirty-six (36) months.

     Income before the provision for income taxes increased approximately $1.9 million, or 59%, from approximately $3.2 million, for the six months ended December 31, 2001, to approximately $5.1 million for the six months ended
December  31,  2002.  The  primary  reason for the  increase  was the  improving efficiencies that come with scale arising from the integration of the acquisitions the Company has completed. For the six months ended December 31, 2002 revenues increased 77% over the six months ended December 31, 2001, while selling, general, and administrative expenses increased only 41%. In addition, while gross margin percentages declined period-over-period due to the acquisition of Centrus, the gross profit dollars increased by 50%. These factors contributed to the continued improvement in the Company's profitability. As mentioned previously, the acquisition of Integrail and the start-up of the mail order facility had the impact of reducing profitability in the six months ended December 31, 2002.

     EBITDA increased by approximately $3.3 million or 75%, from $4.4 million for the six months ended December 31, 2001 to $7.7 million for the six months ended December 31, 2002. The primary factor for the increase was the approximate $2.6 million, or 87%, increase in operating income described above. In addition, there was an approximate $405,000 increase in depreciation and amortization, and an approximate $298,000 increase in other intangibles amortization.

     The effective tax rate increased from 36.4% for the six months ended December 31, 2001 to 41.0% for the six months ended December 31, 2002. The tax rate of 41% represents the Company's estimated tax rate for the full fiscal year.

     Net income for the six months ended December 31, 2002 was approximately $3.0 million as compared to approximately $2.0 million for the six months ended December 31, 2001; a 47% increase. Earnings per diluted share increased by $0.11, to $0.38 for the six months ended December 31, 2002.

Liquidity and Capital Resources

     The Company's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. The Company also requires cash for potential acquisitions of other PBM companies or of companies providing related services. As of December 31, 2002, the Company had a working capital deficit of $35.7 million as compared to a working capital deficit of $42.7 million as of June 30, 2002. The primary reason for the improvement in working capital was the profitability generated by the Company during the six months ended December 31, 2002. In addition, there was a $3.7 million reclassification of a long term loan receivable to short term since it is now due within one year, (See Note 6 - Related Party Transactions of Item 1). The Company has now acquired four companies since July 2000 utilizing primarily cash. This has had the effect of increasing the Company's working capital deficits until sufficient profitability is generated to pay back the cost of the acquisitions.

     Net cash used in operating activities was $3.8 million for the six months ended December 31, 2001. Net cash provided by operating activities was $3.8 million for the six months ended December 31, 2002. For the six months ended December 31, 2002, accounts payable increased by $5.6 million while for the six months ended December 31, 2001 accounts payable decreased by $2.1 million, generating cash of $7.7 million. This increase in cash from operating activities was partially offset by an increase of $5.1 million in accounts and rebates receivables for the six months ended December 31, 2002 as compared to the six months ended December 31, 2001.

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

     Net cash used in investing activities was $3.2 million for the six months ended December 31, 2002, as compared to $1.5 million for the six months ended December 31, 2001. The primary differences in the two periods were the acquisition of Integrail in the period ended December 31, 2002, the $1.3 million gross proceeds from a sale/leaseback transaction in October 2001, and a decrease in capital expenditures. The net cash outlay for Integrail was $1,448,500, representing the initial payment of $1,400,000 plus $48,500 of related expenses. No cash was assumed in the acquisition.

     During the six months ended December 31, 2002 the Company borrowed a net of approximately $7.1 million under its revolving credit facility. These funds were primarily utilized to repay the principal balance of the Convertible Notes, which had been put in place to acquire Centrus, which has had the effect of significantly reducing the interest expense that the Company incurs.

     The Company has entered into various capital lease transactions for hardware and software. The Company has also assumed various capital leases through its acquisitions. The principal balance of all capital leases as of December 31, 2002 was approximately $1,036,000.

     The Company has entered into various real estate operating leases with both related and unrelated parties. The Company has entered into various operating leases with unrelated third parties for office equipment. These leases have different payment terms and expiration dates. The Company also entered into a sale-leaseback operating lease of certain fixed assets (principally computer hardware and externally developed software) with an affiliate of the Company's Vice Chairman. See Note 9 to the Consolidated Financial Statements comprising
Item 8 of Form 10 -K, as amended, for the year ended June 30, 2002 for a further description of these various leases.

     On January 29, 2002, the Company entered into a $40 million revolving credit facility (the "Facility"), details of which are set forth in Note 2 to the financial statements in Part 1. Borrowings of $28.7 million under the Facility were used to finance part of the purchase price of the Company's acquisition of Centrus. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios. As of February 7, 2003 approximately $18.8 million was outstanding under the Facility, and the Company was in compliance with its financial ratios covenants.

The total future payments under these contractual obligations as of December 31, 2002, is as follows:

Contractual Obligations                                              Payments Due by Period
                                                                          ($ in thousands)

                                                  Total            Less than         1-3 Years         4-5 Years         After
                                                                     1 Year                                             5 Years
Long Term Debt                              $     20,955       $     20,948      $          7       $        -      $        -
Capital Lease Obligations                          1,036                457               579                -               -
Operating Leases                                  11,385              2,174             5,089              953           3,169
Sale-leaseback                                       830                460               370                -               -
                                             -----------       ------------      ------------       ----------      ----------
                                             -----------       ------------      ------------       ----------      ----------
   Total Contractual Cash                   $     34,206       $     24,039      $      6,045       $      953      $    3,169
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

     The members of PMP are eligible to receive additional consideration of up to $1,000,000 if certain PMP clients are retained over the first three years after acquisition. These targets were not met in the first year so no additional consideration was due and payable. It is the Company's expectation that these amounts will not be earned in the second and third years either as the identified clients were not generally retained directly, although they were replaced.

     The   shareholders   of  Centrus  are   eligible   to  receive   additional
consideration of up to $4,000,000, payable over three years, if certain financial targets are met over the next two years. It is the Company's expectation that some of these monies will be earned and paid out over the next three years.

     The Sellers of Integrail are eligible to receive from monies put in escrow up to $700,000 if certain operational milestones are achieved over the first twelve months.

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

     The Company anticipates that current cash positions, after its four acquisitions and the repayment of certain affiliate and shareholder debt, together with anticipated cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of the Company's stated goals to acquire other pharmacy benefit management companies and companies providing related services, evidenced by the four acquired since July 2000. This will require cash and depending on the Company's evaluation of future acquisitions, additional cash may be required. In addition, the Company is building a mail order facility in Florida which will require cash to build out the facility and acquire inventory. In the event that the Company's plans change or its assumptions prove to be inaccurate, or the proceeds from the Facility prove to be insufficient to fund operations and acquisitions, the Company could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all.

Other Matters

Inflation

     Management does not believe that inflation has had a material adverse impact on Health Card's net income.

Critical Accounting Policies and Estimates

General

     Health Card's discussion and analysis of its financial condition and results of operations are based upon Health Card's unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Health Card to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses; these estimates and judgments also effect related disclosures of contingent assets and liabilities. On an on-going basis, Health Card evaluates its estimates and judgments, including those related to revenue recognition, bad debt, intangible assets, income taxes, and financing operations. Health Card bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes that of its significant accounting policies (See Note 1 to the Consolidated Financial Statements comprising Item 8 of Form 10-K, as amended, for the year ended June 30, 2002), the following may involve a higher degree of judgment and complexity than others:

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

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plans Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement. MHP is seeking $3 million dollars in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2.8 million based on MHP's failure to pay under a contract. In late June 2002, MHP agreed to make two payments in the amount of $1.34 million and $1.36 million to partially settle the Company's claims against MHP. As a part of that payment, MHP dropped one of its two claims against the Company that had sought to setoff or recoup alleged overcharges by the Company. The Company continues to have counterclaims totaling approximately $150,000 against MHP for its failure to pay the amounts it had agreed to pay Health Card for goods and services. MHP has informed the Company that its expert is reviewing its claim and that the amount of such claim may be modified. Trial currently is scheduled for September 22, 2003. Factual discovery cut-off is February 28, 2003. The Company believes the claims alleged in the complaint are without merit and intends to vigorously defend the action.

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

None.


ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number       Description of Exhibit


  3.1         Certificate of Incorporation of Health Card (7)
  3.4         By-Laws of Health Card (7)
  4.1         Form of Specimen Common Stock Certificate (9)
  4.2         Form of Warrant Agreement, including form of Representatives' Warrants (1)
 10.1         Mail Service Provider Agreement, dated July 1, 1996, between Health Card and
               Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
 10.2         Amendment to Mail Service Provider Agreement, dated January 1, 1997, between
               Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
 10.3         Software License Agreement and Professional Service Agreement, dated
               February 18, 1998, between Health Card and Prospective Health, Inc. (1)
 10.4         1999 Stock Option Plan (1)
 10.5         Employee Covenant Agreement, dated June 15, 1998, between Health Card and
               Mary Casale (1)
 10.6         Employee Covenant Agreement, dated June 16, 1998, between Health Card and
               Ken Hammond (1)
 10.7         Stock Option Agreement, dated August 3, 1999, between Health Card and
               Ken Hammond (4)
 10.8         Employment Agreement, dated March 27, 2000, between Health Card and
               David Gershen (4)
10.9          Stock Option Agreement, dated May 1, 2000, between Health Card and
                David Gershen (4)
10.10         Employment Agreement, dated May 3, 2000, between Health Card and James Bigl (4)
10.11         Stock Option Agreement, dated June 12, 2000, between Health Card and James Bigl (4)
10.12         Stock Option Agreement, dated August 3, 1999, between Health Card and
               Kenneth J. Daley (4)
10.13         Stock Option Agreement, dated August 3, 1999, between Health Card and
               Gerald Angowitz (4)
10.14         Assignment, dated November 1, 1996, from Sandata, Inc., to BFS Realty, LLC (1)
10.15         Lease, dated August 10, 1998, between 61 Manorhaven Boulevard, LLC and
               Health Card (1)
10.16         Letter, dated June 3, 1999, from Bert Brodsky to Health Card (1)
10.17         Letter, dated June 3, 1999, from Gerald Shapiro to Health Card (1)
10.18         Agreement of Guaranty, dated June 1, 1998, by Bert E. Brodsky in favor of
               Health Card (1)
10.19         Promissory Note, dated July 31, 2000, made payable by P.W. Capital, LLC to the order of
               Health Card, in the amount of $3,890,940 (4)
10.20         Letter, dated  June 8, 1999, from P.W. Capital Corp. to Health Card (1)
10.21         Letter, dated June 9, 1999, from Bert E. Brodsky to Health Card (1)
10.22         Letter, dated June 8, 1999, from the Bert E. Brodsky Revocable Trust to Health Card (1)
10.23         Letter Agreement, dated June 30, 1999, between the Bert E. Brodsky Revocable Trust and Health Card (1)
10.24         Employment Agreement, dated July 1, 1999, between Health Card and Bert E. Brodsky (1)
10.25         Letter, dated June 8, 1999, from Bert E. Brodsky to Health Card (1)
10.26         Form of Lock-Up Agreement (1)
10.27         Acquisition and Merger Agreement, dated as of June 27, 2000, between Health Card and Pharmacy Associates, Inc. (3)
10.28         Lease Agreement, dated March 4, 1996, between Pharmacy Associates, Inc. and
               Executive Park Partnership (4)
10.29         Amendment to Lease, dated November 2, 1998, between Pharmacy Associates, Inc. and
               Executive Park Partnership (4)
10.30         Amendment to Lease, dated November 19, 1998, between Pharmacy Associates, Inc.
               and Executive Park Partnership (4)
10.31         Lease Agreement, dated July 8, 1999, between Pharmacy Associates, Inc. and
               Executive Park Partnership (4)
10.32         Asset Purchase Agreement dated as of March 5, 2001 among National Medical Health
               Card Systems, Inc., PMP Acquisition Corp., Provider Medical Pharmaceutical, LLC
               and members of PMP (3)
10.33         Employment Agreement, dated June 4, 2001, between National Medical Health Card
               Systems, Inc. and Tery Baskin (6)
10.34         Stock Option Agreement, dated June 4, 2001, between National Medical Health
               Card Systems, Inc.  and Terry Baskin (6)
10.35         Stock Option Agreement, dated June 12, 2001, between National Medical Health Card
               Systems, Inc. and James Bigl (6)
10.36         Asset Purchase Agreement dated January 29, 2002 by and among the Company, Health
               Solutions Limited ("HSL"), HSL Acquisition Corp., a wholly-owned subsidiary of the
               Company, and the security holders of HSL (8)
10.37         Receivables Purchase and Transfer Agreement dated January 29, 2002 by and among the
               Company and certain of its subsidiaries and NMHC Funding, LLC (8)
10.38         Loan and Security Agreement dated January 29, 2002, by and between NMHC Funding,
               LLC and HFC Healthco-4, LLC, an affiliate of Healthcare Finance Group, Inc. (8)
10.39         Lease Agreement dated as of August 1, 2001, between National Medical Health
               Card Systems,  Inc. and BFS Realty, LLC (6)
10.40         Amended Lease Agreement dated as of August 1, 2001, between National Medical Health Card
               Systems, Inc. and BFS Realty, LLC
10.41         2003 Employee Stock Purchase Plan (11)
10.42         Asset Purchase Agreement dated as of November 1, 2002, by and between the Company,
               Integrail Acquisition Corp., Health Solutions, Ltd., and certain security holders of Health Solutions, Ltd.
10.43         Assignment Agreement dated as of November 1, 2002, by and between the Company,
              Integrail Acquisition Corp., and Health Solutions, Ltd.
23.1          Consent of Ernst & Young LLP to the incorporation by reference in the Registration Statement on
               Form S-8 (File No. 333-8224) of  its report dated September 30, 2002 (10)
23.2          Consent of Goldstein Golub Kessler LLP to the incorporation by reference in the Registration
               Statement on Form S-8 (File No. 333-82224) of its report dated August 31, 2001 (10)
23.3          Consent of BDO Seidman LLP to the incorporation by reference in the Registration Statement on
               Form S-8 (File No. 333-82224) of its report dated September 19, 2000 (10)
99.1          Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
99.2          Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

            --------------------

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

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                                 (Registrant)



Date:    February 14, 2003          By:  /s/ James J. Bigl
                                        ----------------------------------------
                                             James J. Bigl,
                                             Chief Executive Officer




                                    By: /s/David J. Gershen
                                       -----------------------------------------
                                           David J. Gershen,
                                           Chief Financial Officer and Treasurer

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

          Date: February 14, 2003                    /s/ James J. Bigl
                                                      --------------------------
                                                         James J. Bigl,
                                                         Chief Executive Officer

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


         Date:  February 14, 2003                    /s/David Gershen
                                                     --------------------------
                                                        David Gershen,
                                                        Chief Financial Officer

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of National Medical Health Card Systems, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. Bigl, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ James J. Bigl
    James J. Bigl
    Chief Executive Officer

February 14, 2003

                                                                    EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of National Medical Health Card Systems, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Gershen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/David Gershen
   David Gershen
   Chief Financial Officer

February 14, 2003