Form 10-Q
period 2003-03-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2003-05-14
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 (Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended         March 31, 2003
                               ----------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to
                               -----------------    ------------------------

                        Commission file number 000-26749

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

   Delaware                                              11-2581812
-------------------------------------------------------------------------------
(State or Other Jurisdiction                   (IRS Employer Identification No.)
of Incorporation or Organization)


 26 Harbor Park Drive, Port Washington, NY                         11050
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code         (516) 626-0007
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
Yes                        No
     -------------             -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's Common Stock, as of May 9, 2003 was 7,610,907 shares.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES  2


                                                     INDEX                                            Page
                                                                                                      ----
                        FORWARD-LOOKING STATEMENTS                                                      3

PART I        -   FINANCIAL INFORMATION                                                                 4

ITEM 1        -   CONDENSED FINANCIAL STATEMENTS:                                                       4

                  CONSOLIDATED BALANCE SHEET as of June 30, 2002                                        4
                  and March 31, 2003 (unaudited)

                  CONSOLIDATED STATEMENT OF INCOME (unaudited)                                          5
                  for the three months and nine months ended March 31, 2002 and 2003

                  CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)                                      6
                  for the nine months ended March 31, 2002 and 2003

                  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  7

ITEM 2        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                    18
                  CONDITION AND RESULTS OF OPERATIONS

ITEM 3        -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                                       28
                  MARKET RISK

ITEM 4    -       CONTROLS AND PROCEDURES                                                              28

PART II       -   OTHER INFORMATION                                                                    29

ITEM 1        -   LEGAL PROCEEDINGS                                                                    29

ITEM 2        -   CHANGES IN SECURITIES AND USE OF PROCEEDS                                            29

ITEM 3        -   DEFAULTS UPON SENIOR SECURITIES                                                      29

ITEM 4        -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  29

ITEM 5        -   OTHER INFORMATION                                                                    29

ITEM 6        -   EXHIBITS AND REPORTS ON FORM 8-K                                                     30


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES        3


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

                         PART I - FINANCIAL INFORMATION

Item 1 - CONDENSED FINANCIAL STATEMENTS
           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)



                                                                                      June 30,                March 31,
Assets                                                                                 2002                    2003
                                                                                       ----                    ----
Current:                                                                                                    (Unaudited)

  Cash and cash equivalents (including cash equivalent investments of $1,187        $  1,768                  $ 4,939
            and $1,186, respectively)
  Restricted cash                                                                      2,653                    2,500
  Accounts receivable, less allowance for doubtful accounts of $2,248
             and $2,505, respectively                                                 59,285                   52,811
  Rebates receivable                                                                  15,775                   20,201
  Due from affiliates                                                                    504                    4,187
  Deferred tax asset                                                                   1,542                    1,542
  Other current assets                                                                   610                    1,714
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                            82,137                   87,894

  Property, equipment and software development costs, net                              9,031                    8,083
  Due from affiliates                                                                  3,620                      -
  Intangible assets, net of accumulated amortization of $406 and $993,                 2,523                    2,508
      respectively
  Goodwill                                                                            52,035                   52,936
  Other assets                                                                           549                      432
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                $  149,895               $  151,853
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities:

  Accounts payable and accrued expenses                                           $  100,525                $  98,252
  Revolving credit facility and loans payable-current                                 13,835                   21,531
  Convertible notes payable                                                            8,000                     -
  Current portion of capital lease obligations                                           556                      466
  Due to officer/stockholder                                                             696                      714
  Income taxes payable                                                                     -                      374
  Other current liabilities                                                            1,178                      180
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                       124,790                  121,517

  Capital lease obligations, less current portion                                        809                      457
  Long term loans payable and other liabilities                                          865                    1,043
  Deferred tax liability                                                               2,154                    2,154
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                               128,618                  125,171
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' Equity:

  Preferred stock $.10 par value; 10,000,000 shares authorized, none outstanding         -                        -
  Common Stock, $.001 par value, 25,000,000 shares authorized,  7,550,239 and
    7,801,907 shares issued, 7,359,239 and 7,610,907 outstanding, respectively             8                       8
  Additional paid-in-capital                                                          14,292                  14,959
  Retained earnings                                                                    7,721                  12,459
  Treasury stock at cost, 191,000 shares                                                (744)                   (744)
---------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                       21,277                  26,682
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                                   $  149,895              $  151,853
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

         See accompanying condensed notes to consolidated financial statements

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)



                                                                 Three months ended                           Nine months ended
                                                                      March 31,                                    March 31,

                                                                  2002             2003                  2002              2003
                                                                  ----             ----                  ----              ----

Revenues                                                 $     145,683         $ 126,538             $ 313,837           $424,869
Cost of claims                                                 136,251           114,713               289,412            390,509
------------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                     9,432            11,825                24,425             34,360


Selling, general and administrative expenses*                    7,295             8,672                19,336             25,690
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Operating income                                                 2,137             3,153                 5,089              8,670

Other income (expense):
Interest expense                                                  (431)             (310)                 (541)              (941)
Interest income                                                     95                60                   433                187
Other income, net                                                   38                38                    63                115
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                  (298)             (212)                  (45)              (639)

Income before provision for income taxes                         1,839             2,941                 5,044              8,031
Provision for income taxes                                         736             1,206                 1,904              3,293
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                 $     1,103         $   1,735              $  3,140          $   4,738
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Earnings per common share:
    Basic                                                  $      0.15         $    0.23              $   0.44        $      0.62
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                $      0.14         $    0.22              $   0.41        $      0.59
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding:
    Basic                                                       7,209              7,611                 7,179              7,582
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                     8,023              8,067                 7,750              8,024

* Includes amounts charged by affiliates aggregating:     $       244          $     269              $  1,642           $    784
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

      See accompanying condensed notes to consolidated financial statements

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)



                                                                                               Nine months ended
                                                                                                   March 31,

                                                                                             2002                        2003
                                                                                             ----                        ----
Cash flows from operating activities:
           Net income                                                                    $   3,140                   $  4,738
             Adjustments to reconcile net income to net cash
              provided by operating activities:

                Depreciation and amortization                                                2,281                      3,258
                Amortization of deferred gain                                                 (63)                       (102)
                Net gain on disposal of capital assets                                       (370)                        (13)
                Provision for doubtful accounts                                               675                         257
                Compensation expense accrued to officer/stockholder                            13                         418
                Deferred income taxes                                                        (343)                          -
                Interest accrued on stockholders'/affiliate's loans                             -                         (84)
             Changes in assets and liabilities, net of effect from acquisitions:
                Restricted cash                                                            (1,528)                        153
                Accounts receivable                                                       (31,289)                      6,258
                Rebates receivable                                                         (3,281)                     (4,426)
                Other current assets                                                           68                      (1,028)
                Due to/from affiliates                                                        483                        (380)
                Other assets                                                                  (54)                        (19)
                Accounts payable and accrued expenses                                      43,032                      (1,579)
                Income taxes payable and other current liabilities                           (595)                       (377)
                Other long term liabilities                                                   380                         279
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  12,549                       7,353
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
             Capital expenditures                                                          (2,376)                    (1,349)
             Acquisition of Integrail, net of cash acquired                                     -                     (1,472)
             Acquisition of PAI, net of cash acquired                                           -                     (1,000)
             Acquisition of Centrus, net of cash acquired                                 (40,284)                        -
             Repayment of note by stockholder                                                 300                         -
             Proceeds from disposal of capital assets                                       1,321                         22
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (41,039)                    (3,799)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
             Proceeds from exercise of stock options                                           380                       418
             Proceeds from convertible note offering                                        11,600                         -
             Repayment of convertible note offering                                              -                    (8,000)
             Proceeds from revolving credit facility                                        28,700                   512,150
             Repayment of revolving credit facility                                        (19,506)                 (504,459)
             Deferred financing costs                                                         (532)                      136
             Repayment of debt and capital lease obligations                                  (539)                     (628)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                         20,103                      (383)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                        (8,387)                    3,171
Cash and cash equivalents at beginning of period                                            10,877                     1,768
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $   2,490                 $   4,939
------------------------------------------------------------------------------------------------------------------------------

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

     The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of the Company's management, the March 31, 2003 and 2002 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K, as amended, for the year ended June 30, 2002. The results of operations for the three and nine month periods ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.

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

     Half of the $1,400 purchase price was paid at the closing directly to the Sellers, and half was deposited into escrow as security for the performance of certain indemnification obligations of the Sellers. The Company acquired approximately $500 of HSL's assets which included $158 of property and equipment, $225 of software, $76 of prepaid expenses, and $41 of accounts receivable. The Company also agreed to assume approximately $500 of liabilities related to Integrail which included $166 of debt under capital leases, $78 of miscellaneous payables, and $259 due to HSL for prior equipment and services provided to Integrail by HSL. The acquisition was accounted for under the purchase method of accounting and the results of Integrail's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $1,472, which consists of the following components: (i) software and company know how valued at $575, which will be amortized over three (3) years; and (ii) goodwill of $897, which will not be amortized for book purposes per SFAS 142 (see Note 8). The allocation of the purchase price is preliminary subject to final valuation. For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. Funds for this transaction were supplied by the revolving credit facility that was put into place in January 2002. (See below). The Agreement provides that if certain operational milestones are achieved over the next 12 months, certain amounts will be released from the escrow to the Sellers.

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

     The aggregate purchase price of the Acquisition was $40,000 in cash, of which $3,000 was held in escrow to secure certain indemnification obligations (the escrow dollars have been released as of January 2003). The Company acquired approximately $1,400 of HSL's assets which included $900 of property and equipment and $500 of software. The Company also agreed to assume approximately $1,400 of HSL's liabilities relating to the Centrus business which included $1,100 of rebates due to sponsors, $100 of capital leases, and $200 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of Centrus' operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $40,672, which consists of the following components: (i) customer relationships valued at $2,415, which will be amortized over five (5) years;
(ii) an employment agreement valued at $83, which will be amortized over two (2) years: (iii) non-compete contracts valued at $76, which will be amortized over four (4) years, and (iv) goodwill of $38,098 which will not be amortized for book purposes per SFAS 142 (see Note 8). For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. In addition, the Company has agreed to pay HSL as additional purchase price up to $4,000 over a period of three (3) years if the acquired Centrus business achieves certain financial performance targets during the two-year period following the Closing. HSL may also be entitled to an additional incentive payment based on the financial performance of the Centrus business during the one-year period following the Closing. The financial performance targets were achieved during the first year and $2,000 has been earned. Of this amount, $1,000 will be paid in each of May 2003 and May 2004. The additional incentive payment target was not achieved, and thus there will be no pay out of this item.

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

     On January 29, 2002, the Company and certain of its subsidiaries entered into a $40,000 secured revolving credit facility (the "Facility") with HFG Healthco-4 LLC, a specialty finance company. In connection with the Facility, the Company and certain of its subsidiaries have agreed to transfer, on an on-going basis, their accounts receivable to Funding. Funding utilizes those receivables as collateral to secure borrowings under the facility. The Facility has a three year term, provides for borrowing up to $40,000 at the London
InterBank Offered Rate (LIBOR) plus 2.40% (3.7% at March 31, 2003) and is secured by receivables and other assets of the Company and certain of its subsidiaries. Borrowings of $28,700 under the Facility were used to finance part of the purchase price of the Acquisition and will also be used by the Company and certain of its subsidiaries for working capital purposes and future acquisitions in support of its business plan. The outstanding balance as of March 31, 2003 was approximately $21,500, which was all classified as short term. The Facility requires the Company to maintain certain financial and other covenants. The Company was in compliance with all covenants at March 31, 2003.

     The summarized unaudited pro forma results of operations set forth below for the three and nine months ended March 31, 2002 and 2003 assumes the Centrus and Integrail acquisitions had occurred as of the beginning of these periods.

                                                                 Three Months Ended                Three Months Ended
                                                                   March 31, 2002                    March 31, 2003
                                                                   --------------                    --------------
     Revenues                                                $          168,679                 $           126,538
     Net income                                              $              122                 $             1,735
     Net income per common share:
       Basic                                                 $             0.02                 $              0.23
       Diluted                                               $             0.02                 $              0.22
     Pro forma weighted average number of
        common shares outstanding:
       Basic                                                          7,209,052                           7,610,907
       Diluted                                                        8,022,652                           8,066,582


                                                                  Nine Months Ended                Nine Months Ended
                                                                   March 31, 2002                    March 31, 2003
                                                                   --------------                    --------------
     Revenues                                                $         473,362                  $           425,088
     Net income                                              $             730                  $             3,151
     Net income per common share:
       Basic                                                 $            0.10                  $              0.42
       Diluted                                               $            0.09                  $              0.39
     Pro forma weighted average number of
        common shares outstanding:
       Basic                                                         7,178,539                            7,581,874
       Diluted                                                       7,749,738                            8,024,340

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


3. STOCK OPTIONS

     During the nine months ended March 31, 2003, the Company granted 308,373 stock options and 132,712 stock options were cancelled for a net of 175,661 stock options under the 1999 Stock Option Plan (the "Plan"). The options granted during this period are exercisable at prices ranging from $7.19 to $9.98 and terminate five to seven years from the grant date. The total number of shares of common stock reserved by the Company for issuance under the Plan is 2,850,000 plus an indeterminable number of shares of common stock issuable pursuant to the anti-dilution provisions of the Plan or upon the exercise of "reload options." There are no options outstanding that contain the "reload" provision. Shares issuable pursuant to options granted under the Plan as of March 31, 2003 equal 1,903,012, net of 385,243 options exercised to date.

4. EARNINGS PER SHARE

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                                                 Three Months Ended March 31,
                                                                             -------------------------------------
                                                                                      2002                 2003
                                                                                      ----                 ----
   Basic                                                                           7,209,052          7,610,907
   Effect of assumed exercise of employee stock options                              771,933            455,675
   Contingently issuable shares related to an acquisition                             41,667                  -
                                                                                   ---------          ---------
   Diluted weighted average number of shares outstanding                           8,022,652          8,066,582
                                                                                   =========          =========


                                                                                 Nine Months Ended March 31,
                                                                             -------------------------------------
                                                                                      2002                 2003
                                                                                      ----                 ----
   Basic                                                                           7,178,539          7,581,874
   Effect of assumed exercise of employee stock options                              539,062            442,466
   Contingently issuable shares related to an acquisition                             32,137                  -
                                                                                  ----------          ---------
   Diluted weighted average number of shares outstanding                           7,749,738          8,024,340
                                                                                   =========          =========


5. NON-GAAP FINANCIAL MEASURES

     The Company has acquired four companies in the last three years. In addition, the Company has made in prior years significant information technology infrastructure investments in terms of purchased hardware and internally developed software. Consequently, there is a significant amount of depreciation and amortization that flows through the Company's current financial statements related to these investments. Therefore, the Company believes that Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) is an important measure of its current financial performance. EBITDA is presented as operating income excluding depreciation and amortization. While EBITDA is not a measure of financial performance under generally accepted accounting principles, it is provided as information for certain investors for analysis purposes for two reasons: 1) it excludes the impact of depreciation and amortization related to prior investments and 2) these items are not controllable in the current period. EBITDA is calculated as follows:

                                                                                Three Months Ended
                                                                                       March 31,
                                                                         --------------------------------------
                                                                         ------------------- ------------------
                                                                                    2002             2003
                                                                                    ----             ----
           Operating Income                                                     $  2,137         $  3,153
           Depreciation                                                              268              349
           Amortization                                                              585              777
                                                                                --------         --------
           EBITDA                                                               $  2,990         $  4,279
                                                                                ========         ========


                                                                                   Nine Months Ended
                                                                                       March 31,
                                                                         --------------------------------------
                                                                         ------------------ -------------------
                                                                                  2002               2003
                                                                                  ----               ----
           Operating Income                                                    $  5,089         $   8,670
           Depreciation                                                             754             1,024
           Amortization                                                           1,527             2,234
                                                                               --------        ----------
           EBITDA                                                              $  7,370        $   11,928
                                                                               ========        ==========
6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:
                                                                               June 30,         March 31,
                                                                                 2002              2003
                                                                                 ----              ----
           Claims Payable                                                $       74,195      $    69,335
           Rebates Payable to Sponsors                                           16,921           23,521
           Trade Payables                                                         6,693            2,312
           Other Payables                                                         2,716            3,084
                                                                                -------           ------
                                                                         $      100,525      $    98,252
                                                                                =======           ======


7. RELATED PARTY TRANSACTIONS

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

General and administrative expenses related to transactions with affiliates included in the statement of income are:

                                                                             Three Months Ended
                                                                                 March 31,
                                                                         ------------------------------
                                                                         ------------------------------
                                                                               2002            2003
                                                                               ----            ----
Software maintenance and related services                                   $   14           $   47
Management and consulting fees                                                  57               12
Administrative, accounting services and supplies                                72               49
Rent and utilities                                                             101              161
                                                                               ---              ---
                                                                           $   244          $   269
                                                                               ===              ===


                                                                             Nine Months Ended
                                                                                 March 31,
                                                                       -------------------------------
                                                                               2002            2003
                                                                               ----            ----
Software maintenance and related services                                   $   495         $    47
Management and consulting fees                                                  256              65
Administrative, accounting services and supplies                                502             158
Rent and utilities                                                              389             514
                                                                              -----             ---

                                                                            $ 1,642        $    784
                                                                              =====             ===


     Due from affiliates includes a note from another company affiliated by common ownership. As of March 31, 2003, the balance due from this affiliate, including accrued interest, was $3,742.6. Such amount bore interest at 8.5% per annum, payable quarterly. The note was collateralized by 1,022,758 shares of $.001 par value common stock of the Company registered in the name of the Company's Chairman of the Board and was secured by his personal guarantee. The original note was replaced by a new non-recourse promissory note dated July 31, 2000, payable to the Company in the amount of $3,890.9. The note is payable in annual installments of $400, consisting of principal and interest at the rate of 8.5% per annum on each of the first and second anniversary dates, with the total remaining balance of principal and interest due and payable on July 31, 2003. The note is collateralized by 1,000,000 shares of $.001 par value common stock of the Company registered in the name of the Company's Chairman of the Board and is secured by his personal guarantee. The first two $400 payments due under the note as of July 31, 2001 and 2002 were satisfied by offsetting an equal amount owed by the Company to the Chairman of the Board. Effective July 31, 2001, the interest rate on the note was changed to the prime rate in effect from time to time (4.25% at March 31, 2003).

     On February 8, 2001, the President gave to the Company his Promissory Note in the amount of $34 as evidence of the loan by the Company to the President. On April 12, 2002, the Promissory Note was amended and Company agreed to increase the loan to $100. The loan bears interest at 8%, and is due on April 25, 2003. The interest rate was lowered effective July 1, 2002 to the rate at which the Company borrows money (3.7% at March 31, 2003). The President's repayment obligation under the Promissory Note has been absolved by the Company. The Company will set-off from the bonus to be paid to the President as part of his annual compensation, the amount that was otherwise to be payable by the President under the Promissory Note.

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

8. MAJOR CUSTOMERS AND PHARMACIES

     For the three months ended March 31, 2002, approximately 37% of the consolidated revenues of the Company were from two plan sponsors administering multiple plans. For the three months ended March 31, 2003 approximately 32% of the consolidated revenues of the Company were from one plan sponsor administering multiple plans. For the nine months ended March 31, 2002, approximately 22% of the consolidated revenues of the Company were from two plan sponsors administering multiple plans. For the nine months ended March 31, 2003, approximately 39% of revenues were from two plan sponsors administering multiple plans. Amounts due from these sponsors as of March 31, 2003 approximated $7.3 million.

     For the three months ended March 31, 2002 and March 31, 2003, approximately 19% and 18%, respectively, of the cost of claims were from one pharmacy chain. For the nine months ended March 31, 2002 and March 31, 2003, approximately 20% and 21%, respectively, of the cost of claims were from one pharmacy chain. Amounts payable to this pharmacy chain at March 31, 2003 were approximately $15.7 million.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

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

     In October 2001, the FASB issued SFAS No.. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules supersede the provisions of Accounting Principals Board Opinion No. 30 ("APB No. 30") with regard to reporting the effects of a disposal of a segment of a business, and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date as presently required by APB No. 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company does not believe that the implementation of SFAS No. 144 will have any impact on its financial statements as of and for the year ending June 30, 2003.

     On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not amend Statement 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in Statement 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is required to comply with the requirements of FASB No. 148 for their quarter ended March 31, 2003 interim financial statements. See Note 10.

10. STOCK-BASED COMPENSATION

     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employee" ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

     If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income per share including pro forma results would have been the amounts indicated below:

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                        2002                   2003
                                                                        ----                   ----
   Net Income:
     As reported                                                    $  1,103              $   1,735
     Total stock based employee compensation
     expense determined under fair value
     based method for all awards, net of related
     tax effects                                                        (195)                  (284)
                                                                        -----                 ------
       Pro forma                                                    $    908             $    1,451

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (All $ in thousands, except per share amounts)
                                   (Unaudited)


  Net Income per share:
      As reported:
         Basic                                                $        0.15           $            0.23
         Diluted                                              $        0.14           $            0.22
     Pro forma:
         Basic                                                $        0.13           $            0.19
         Diluted                                              $        0.11           $            0.18


                                                                         Nine Months Ended March 31,
                                                                         ---------------------------
                                                                       2002                        2003
                                                                       ----                        ----
  Net Income:
    As reported                                                $      3,140           $           4,738
    Total stock based employee compensation
    expense determined under fair value
    based method for all awards, net of related
    tax effects                                                        (405)                       (853)
                                                                      ------                      ------
      Pro forma                                                $      2,735           $           3,885

  Net Income per share:
      As reported:
         Basic                                                 $       0.44           $            0.62
         Diluted                                               $       0.41           $            0.59
     Pro forma:
         Basic                                                 $       0.38           $            0.51
         Diluted                                               $       0.35           $            0.48



11. SUPPLEMENTAL CASH FLOW INFORMATION

     During the nine months ended March 31, 2002 and March 31, 2003, the Company paid $541 and $887 in interest and $2,072 and $2,611 in income taxes, respectively. In non-cash transactions, the Company issued 62,500 shares and 41,668 shares of its common stock, each issue valued at $250, as additional compensation to the shareholders of PAI in August 2001 and August 2002, respectively.


12.      LITIGATION

See Item 1 of Part II of this Quarterly Report on Form 10-Q.

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Revenues decreased $19.1 million, or approximately 13%, from $145.7 million for the three months ended March 31, 2002, to $126.6 million for the three months ended March 31, 2003. There were two factors which primarily led to the decrease in revenues: 1) two major sponsors terminated their contracts with Health Card, one effective June 30, 2002 and one effective December 31, 2002 leading to a reduction in revenue of approximately $32 million, and 2) there were certain contracts during the quarter ended March 31, 2003 that the Company recognized on a net revenue basis versus no contracts during the three months ended March 31, 2002 that the Company recognized on a net revenue basis. The impact of recognizing these contracts on a net revenue basis was a reduction of revenue of approximately $26 million. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the revenue nor the related costs of the prescriptions is recorded. These decreases were partially offset by $26.7 million of revenues related to new sponsors or new services offered during the three months ended March 31, 2003. In addition, there was an increase of approximately $12 million due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant.

     Cost of claims decreased $21.5 million, or approximately 16%, from $136.2 million for the three months ended March 31, 2002, to $114.7 million for the three months ended March 31, 2003. The primary reasons for the decrease were the two factors described in the previous paragraph, namely, the loss of two major sponsors and the recognizing of certain contracts on a net revenue basis. As a percentage of revenues, cost of claims decreased from 93.5% to 90.7% for the three months ended March 31, 2002 and March 31, 2003, respectively. These same two factors contributed to the declining costs as a percentage of revenue. The two major sponsors are managed care organizations. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. While not all of the revenue associated with these two sponsors was replaced by new business, the new business, for the most part was not managed care, so consequently the cost of claims on the new business was lower than on the business it replaced. In addition, the contracts recognized on a net revenue basis decrease the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis.

     Gross profit increased from $9.4 million for the three months ended March 31, 2002 to $11.8 million for the three months ended March 31, 2003; a $2.4 million, or 25%, increase. For the reasons described above, the impact on the Company of these two factors was to have lower revenues year over year, but to have greater gross profits, due to the fact that the cost of claims declined by more than the revenue. Gross profit, as a percentage of revenue, increased from 6.5% to 9.3% for the three months ended March 31, 2002 and March 31, 2003, respectively. This increase is net of the fact that the Company has seen some decline in profit margins due to competitive pressures.

     Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $1.4 million, or approximately 19%, from $7.3 million for the three months ended March 31, 2002 to $8.7 million for the three months ended March 31, 2003. This increase is primarily related to the acquisition of Centrus on January 29, 2002. Centrus expenses were $1.1 million greater in the three months ended March 31, 2003 as compared to the two months after the Company acquired Centrus, in the quarter ended March 31, 2002. In addition, selling, general, and administrative expenses also increased in the quarter ended March 31, 2003 due to the start-up during the quarter ended December 31, 2002 of two new activities. The Company acquired Integrail as of November 1, 2002 (See Note 2 of Item 1). Approximately $491,000 of expenses were incurred primarily related to salary and benefits and depreciation and amortization during the quarter ended March 31, 2003. The other activity was the start-up of the build out of a mail order facility in Miramar Florida. Currently, the Company out sources the actual fulfillment of prescriptions that are ordered by mail. By bringing these services in- house the Company will be better able to control service and cost for its customers. For the quarter ended March 31, 2003, approximately $116,000 of expenses were incurred on this endeavor. It is the Company's expectation that the facility will be up and running as of July 1, 2003.

     General and administrative expenses charged by affiliates increased approximately $25,000, or 10%, year-over-year from approximately $244,000 to approximately $269,000 for the three months ended March 31, 2002 and March 31, 2003, respectively. The majority of the increase relates to contractual escalations for real estate rented from affiliates.

     For the three months ended March 31, 2002 and March 31, 2003, the Company recognized other expense, net, of approximately $298,000 and $212,000, respectively. The components of the approximate $86,000 decrease in net expense were an approximate $121,000 decrease in interest expense, partially offset by an approximate $35,000 decrease in interest income. The decrease in interest expense is primarily due to the retirement in June 2002 of the convertible notes put in place to partially finance the acquisition of Centrus and the fact that interest rates on the Company's revolving credit facility have declined year over year.

     Income before the provision for income taxes increased approximately $1.1 million, or 60%, from approximately $1.8 million, for the quarter ended March 31, 2002, to approximately $2.9 million for the quarter ended March 31, 2003. The primary factors leading to the increase were the gross profit increase described above and the reduction in interest expense.

     EBITDA (earnings before interest, taxes, depreciation and amortization) increased by approximately $1.3 million or 43%, from $3.0 million for the three months ended March 31, 2002 to $4.3 million for the three months ended March 31, 2003. The primary factor for the increase was the approximate $1.0 million, or 48%, increase in operating income described above. In addition, there was an approximate $181,000 increase in depreciation and amortization, and an approximate $93,000 increase in other intangibles amortization. The effective tax rate increased from 40.0% for the quarter ended March 31, 2002 to 41.0% for the quarter ended March 31, 2003. The tax rate of 41% represents the Company's estimated tax rate for the full fiscal year.

     Net income for the quarter ended March 31, 2003 was approximately $1.7 million as compared to approximately $1.1 million for the quarter ended March 31, 2002; a 57% increase. Earnings per diluted share increased by $0.08, to $0.22 for the quarter ended March 31, 2003.


Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002

     Revenues increased $111.0 million, or approximately 35%, from $313.8 million for the nine months ended March 31, 2002, to $424.8 million for the nine months ended March 31, 2003. Of the increase, $159.2 million was due to the inclusion of revenues from Centrus, which was included in the revenues for the nine months ended March 31, 2003, but only two months in the nine months ended March 31, 2002. Another $33.6 million of the increase was due to revenues related to new sponsors or new services offered during the nine months ended March 31, 2003. These increases were partially offset by a $110 million decrease related to two factors: 1) two major sponsors terminated their contracts with Health Card, one effective June 30, 2002 and one effective December 31, 2002 leading to a reduction in revenue of approximately $55 million, and 2) there were certain contracts during the nine months ended March 31, 2003 that the Company recognized on a net revenue basis versus no contracts during the nine months ended March 31, 2002 that the Company recognized on a net revenue basis. The impact of recognizing these contracts on a net revenue basis was a reduction of revenue of approximately $55 million. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the revenue nor the related costs of the prescriptions is recorded. The majority of the balance of the increase, or approximately $28 million, was due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant.

     Cost of claims increased $101.1 million, or approximately 35%, from $289.4 million for the nine months ended March 31, 2002, to $390.5 million for the nine months ended March 31, 2003. Centrus accounted for $155.1 million of the increase. This increase was partially offset by the two factors described in the previous paragraph, namely, the loss of two major sponsors and the recognizing of certain contracts on a net revenue basis. As a percentage of revenues, cost of claims decreased from 92.2% to 91.9% for the nine months ended March 31, 2002 and March 31, 2003, respectively. These same two factors contributed to the declining costs as a percentage of revenue. The two major sponsors are managed care organizations. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. While not all of the revenue associated with these two sponsors was replaced by new business, the new business, for the most part was not managed care, so consequently the cost of claims on the new business was lower than on the business it replaced. In addition, the contracts recognized on a net revenue basis decrease the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis.

     Gross profit increased from $24.4 million for the nine months ended March 31, 2002 to $34.3 million for the nine months ended March 31, 2003; a $9.9 million, or 41%, increase. Centrus accounted for $4.1 million, or 41%, of the gross profit increase. Gross profit, as a percentage of revenue, increased from 7.8% to 8.1% for the nine months ended March 31, 2002 and March 31, 2003, respectively. The contracts the Company recognizes on a net revenue basis have the effect of improving the gross margin as a percent of revenue due to the lower revenue base. The Company has also seen some decline in profit margins due to competitive pressures.

     Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $6.4 million, or approximately 33%, from $19.3 million for the nine months ended March 31, 2002 to $25.7 million for the nine months ended March 31, 2003. This increase is primarily related to the acquisition of Centrus. While the expenses specifically related to Centrus were $7.2 million greater in the nine months ended March 31, 2003 as compared to the two months since the acquisition in the nine months ended March 31, 2002, this was partially offset by reductions in other areas of the Company related to the full integration of Centrus. The Company analyzed every department in the Company and made decisions concerning the most efficient way to operate regardless of location. This evaluation has led to synergies across the Company and has allowed the Company to maximize the utilization of its resources. It is anticipated that this kind of analysis and deployment of resources will continue as the Company grows.

     Selling, general, and administrative expenses also increased in the nine months ended March 31, 2003 due to the start-up of two new activities in the quarter ended December 31, 2002. The Company acquired Integrail as of November 1, 2002 (See Note 2 of Item 1). In the months since the Company acquired Integrail, approximately $827,000 of expenses were incurred primarily related to salary and benefits and depreciation and amortization. The other activity was the start-up of the build out of a mail order facility in Miramar Florida. Currently, the Company out sources the actual fulfillment of prescriptions that are ordered by mail. By bringing these services in-house the Company will be better able to control service and cost for its customers. For the nine months ended March 31, 2003, approximately $228,000 of expenses were incurred on this endeavor. It is the Company's expectation that the facility will be up and running by July 1, 2003.

     In addition, there were three one-time expenses that the Company incurred in the nine months ended March 31, 2003. These included; 1) approximately $400,000 of expenses incurred related to two acquisitions which the company did not complete, 2) approximately $127,000 related to a settlement of a New York State sales tax audit, and 3) the payment of $100,000 related to a terminated consulting agreement.

     General and administrative expenses charged by affiliates decreased approximately $858,000, or 52%, year-over-year from approximately $1,642,000 to approximately $784,000 for the nine months ended March 31, 2002 and March 31, 2003, respectively. The majority of the decrease related to the hiring of employees which allowed the Company to bring in-house certain services which historically had been obtained from related parties.

     Selling, general, and administrative expenses as a percent of revenue improved from 6.2% for the nine months ended March 31, 2002 to 6.0% for the nine months ended March 31, 2003. This improvement stems from the continued growth of the Company due to improving efficiencies with scale.

     For the nine months ended March 31, 2002, the Company incurred other expense, net, of approximately $45,000. For the nine months ended March 31, 2003, the Company incurred other expense, net, of approximately $639,000. The components of the approximate $594,000 increase in net expense, were an approximate $400,000 increase in interest expense, and an approximate $246,000 decrease in interest income, and an approximate $52,000 increase in amortized gain on assets sold during the fiscal year ended June 30, 2002. The primary reasons for the net increase in expense were the interest expense incurred on the Company's revolving credit facility and convertible notes during the nine months ended March 31, 2003 to finance the acquisition of Centrus and Integrail (see Note 2 of Item 1), and the reduction in interest income since all balances go towards paying off the revolving credit facility. Partially offsetting the increase in interest expense was an approximate $52,000 increase in deferred gain on the sale of assets related to a sale/leaseback transaction, which gain of approximately $459,000 was recorded as deferred revenue and is being recognized over the life of the lease, which is thirty-six (36) months.

     Income before the provision for income taxes increased approximately $3.0 million, or 59%, from approximately $5.0 million, for the nine months ended March 31, 2002, to approximately $8.0 million for the nine months ended March 31, 2003. The primary reason for the increase was the improving efficiencies that come with scale arising from the integration of the acquisitions the Company has completed. As mentioned previously, the acquisition of Integrail and the start-up of the mail order facility had the impact of reducing profitability in the nine months ended March 31, 2003.

     EBITDA increased by approximately $4.6 million or 62%, from $7.4 million for the nine months ended March 31, 2002 to $11.9 million for the nine months ended March 31, 2003. The primary factor for the increase was the approximate $3.6 million, or 70%, increase in operating income described above. In addition, there was an approximate $586,000 increase in depreciation and amortization, and an approximate $391,000 increase in other intangibles amortization.

     The effective tax rate increased from 37.7% for the nine months ended March 31, 2002 to 41.0% for the nine months ended March 31, 2003. The tax rate of 41% represents the Company's estimated tax rate for the full fiscal year.

     Net income for the nine months ended March 31, 2003 was approximately $4.7 million as compared to approximately $3.1 million for the nine months ended March 31, 2002; a 51% increase. Earnings per diluted share increased by $0.19, to $0.59 for the nine months ended March 31, 2003.

Liquidity and Capital Resources

     The Company's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. The Company also requires cash for potential acquisitions of other PBM companies or of companies providing related services. As of March 31, 2003, the Company had a working capital deficit of $33.6 million as compared to a working capital deficit of $42.7 million as of June 30, 2002. The primary reason for the improvement in working capital was the profitability generated by the Company during the nine months ended March 31, 2003. In addition, there was a $3.7 million reclassification of a long-term loan receivable to short term since it is now due within one year, (See Note 7 - Related Party Transactions of Item 1). The Company has now acquired four companies since July 2000 utilizing primarily cash. This has had the effect of increasing the Company's working capital deficits until sufficient profitability is generated to pay back the cost of the acquisitions

     Net cash provided by operating activities was $12.5 million for the nine months ended March 31, 2002. Net cash provided by operating activities was $7.4 million for the nine months ended March 31, 2003. The acquisition of Centrus had a significant impact on the cash provided by operating activities in the nine months ended March 31, 2002, as accounts payable increased by $43.0 million while receivables increased by $34.6 million, providing $8.4 million of cash. For the nine months ended March 31, 2003, accounts payable decreased by $1.6 million while receivables decreased by $1.8 million generating only $0.2 million of cash.

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

     Net cash used in investing activities was $3.8 million for the nine months ended March 31, 2003, as compared to $41.0 million for the nine months ended March 31, 2002. The primary differences in the two periods were the acquisition of Centrus for $40 million in the period ended March 31, 2002, and the acquisition of Integrail in the nine months ended March 31, 2003. The net cash outlay for Integrail was $1,472,425, representing the initial payment of $1,400,000 plus $72,425 of related expenses. No cash was assumed in the acquisition.

     During the nine months ended March 31, 2003 the Company borrowed a net of approximately $7.7 million under its revolving credit facility. These funds were primarily utilized to repay the principal balance of the Convertible Notes, which had been put in place to acquire Centrus, which has had the effect of significantly reducing the interest expense that the Company incurs.

     The Company has entered into various capital lease transactions for hardware and software. The Company has also assumed various capital leases through its acquisitions. The principal balance of all capital leases as of March 31, 2003 was approximately $923,000.

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

     On January 29, 2002, the Company entered into a $40 million revolving credit facility (the "Facility"), details of which are set forth in Note 2 to the financial statements in Part 1. Borrowings of $28.7 million under the Facility were used to finance part of the purchase price of the Company's acquisition of Centrus. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios. As of May 5, 2003 approximately $25.0 million was outstanding under the Facility, and the Company was in compliance with its financial ratios covenants.

     The total future payments under these contractual obligations as of March 31, 2003, is as follows:

Contractual Obligations                     Payments Due by Period
                                                ($ in thousands)

                                          Total           Less than         1-3 Years          4-5            After
                                                           1 Year                             Years          5 Years
                                        -----------     --------------      ----------      ----------      ----------
                                        -----------     --------------      ----------      ----------      ----------
Long Term Debt                       $      21,532      $      21,531    $          1    $          -      $        -
Capital Lease Obligations                      923                466             457               -               -
Operating Leases                            10,914              2,189           4,355             963           3,407
Sale-leaseback                               1,227                635             592               -               -
                                        -----------     --------------      ----------      ----------      ----------
                                        -----------     --------------      ----------      ----------      ----------
   Total Contractual Cash            $      34,596      $      24,821    $      5,405    $        963      $    3,407
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

     The   shareholders   of  Centrus  are   eligible   to  receive   additional
consideration of up to $4,000,000, payable over three years, if certain financial targets are met over the first two years. The financial performance targets were achieved during the first year and $2 million has been earned. Of this amount, $1 million will be paid in each of May 2003 and May 2004.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plans Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement. MHP is seeking $3 million dollars in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2.8 million based on MHP's failure to pay under a contract. In late June 2002, MHP agreed to make two payments in the amount of $1.34 million and $1.36 million to partially settle the Company's claims against MHP. As a part of that payment, MHP dropped one of its two claims against the Company that had sought to setoff or recoup alleged overcharges by the Company. The Company continues to have counterclaims totaling over $500,000 against MHP for its failure to pay the amounts it had agreed to pay Health Card for goods and services. MHP has informed the Company that its expert is reviewing its claim and that the amount of such claim may be modified.


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

            --------------------

(1)         Denotes document filed as an Exhibit to Health Card's Registration Statement on Form S-1
            (Registration Number:333-72209) and incorporated herein by reference.
(2)         Denotes  documentation filed as an Exhibit to Health Card's Report on Form 10-K for the fiscal year ended June 30, 1999.
(3)         Denotes  document filed as an Exhibit to Health Card's Form 8-K for an event dated July 20, 2000 and incorporated herein by reference.
(4)         Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2000.
(5)         Denotes document filed as an Exhibit to Health Card's Form 8-K for an event dated March 5, 2001.
(6)         Denotes documentfiled as an Exhibit to Health Card's Report on Form 10-K for the year ended
                    June 30, 2001.
(7)         Denotes document filed as an Exhibit to Health Card's Definitive Proxy Statement on Schedule
                    14-A filed on December 21, 2001 and incorporated herein by reference.
(8)         Denotes  document  filed as an Exhibit to Health  Card's  Report on Form 8-K for events dated
                    January 29, 2002 and incorporated herein by reference.
(9)         Denotes document filed as an Exhibit to Health Card's Amendment No. 1 on Form 8-K/A filed with the Securities and Exchange Commission on May 21, 2002 and incorporated herein by reference.
(10)        Denotes document filed as an Exhibit to Health Card's Form 10-K for the fiscal year ended June
                    30, 2002.
(11)        Denotes document filed as an Exhibit to Health Card's Definitive Proxy Statement on Schedule
                    14-A on October 25, 2002, and incorporated herein by reference.
     (b) Reports on Form 8-K
         None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                  (Registrant)



Date:    May 14, 2003               By:     /s/ James J. Bigl
                                        ---------------------------------------
                                                James J. Bigl,
                                                Chief Executive Officer




                                     By:      /s/David J. Gershen
                                        ---------------------------------------
                                                 David J. Gershen,
                                                 Chief Financial Officer
                                                   and Treasurer

                                                                    EXHIBIT 99.1

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

          Date: May 14, 2003                    /s/ James J. Bigl
                                               --------------------------------
                                                    James J. Bigl,
                                                    Chief Executive Officer

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


         Date:  May 14, 2003                         /s/ David Gershen
                                                       ----------------------
                                                         David Gershen
                                                         Chief Financial Officer

                                                                    EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of National Medical Health Card Systems, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. Bigl, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ James J. Bigl

James J. Bigl
Chief Executive Officer
May 14, 2003

                                                                    EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of National Medical Health Card Systems, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Gershen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David Gershen

David Gershen
Chief Financial Officer
May 14, 2003