Form 10-K
period 2003-06-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2003-09-29
CIK 813562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934.
                    For the fiscal year ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACY OF 1934.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on September 22, 2003 was approximately $49,955,122.

(APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  X   No
    ---    ---

     (APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date:
7,834,581 shares outstanding as of September 22, 2003.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the annual meeting of shareholders to be held in 2003 are incorporated into Part III of this Form 10-K.



                            INDEX
                                                                                       Page No.

Forward Looking Statements                                                                4

                                     PART I

Item 1.           Description of Business                                                 4

Item 2.           Description of Property                                                27

Item 3.           Legal Proceedings                                                      28

Item 4.           Submission of Matters to a Vote of Security Holders                    28

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters  29

Item 6.           Selected Financial Data                                                30

Item 7.           Management's Discussion and Analysis of Financial Condition and        32
                  Results of Operations

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk             46

Item 8.           Financial Statements and Supplementary Data                            46

Item 9.           Changes in and Disagreements on Accounting And Financial Disclosure    46

Item 9A.          Controls and Procedures                                                46

                                    PART III

Item 10.          Directors and Executive Officers of Registrant                         47
                  Compliance with Section 16(a) of the Exchange Act

Item 11.          Executive Compensation                                                 47

Item 12.          Security Ownership of Certain Beneficial Owners and Management         47

Item 13.          Certain Relationships and Related Transactions                         47

Item 14.          Principal Accountant Fees and Services                                 47

                                     PART IV

Item 15           Exhibits, Financial Statement Schedules and Reports on Form 8-K        48

Signatures                                                                               53


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

                                     PART I

Item 1.           DESCRIPTION OF BUSINESS.

General

     Health Card is an independent company, incorporated in New York in 1981 and reincorporated in Delaware in February of 2002, that provides comprehensive pharmacy benefit management services under the name NMHCRX. In addition, the Company operates a health information company through its wholly-owned subsidiary, Integrail, Inc. ("Integrail"), a mail service pharmacy through its wholly-owned subsidiary, NMHCRX Mail Order, Inc. ("NMHCmail"), effective July 1, 2003, and a specialty pharmacy through its wholly-owned subsidiary, Ascend Specialty Pharmacy Services, Inc. ("Ascend"), effective July 31, 2003. Health Card's executive offices are in Port Washington, New York. The mission of Health Card is to improve its clients' members' health through the timely delivery of effective pharmaceutical care and health information management systems.

Recent Acquisitions and Developments

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

     Pursuant to the Agreement, all of the PAI shareholders agreed not to become involved, in any manner or capacity whatsoever, with any entity or individual that engages or proposes to engage in pharmacy benefit management, except Health Card or Pharmacy Associates, until June 27, 2003, and entered into non-solicitation agreements that expired on July 20, 2003.

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

     Part of the cash portion of the purchase price ($722,000) was put into an escrow account to provide security for PMP's indemnification obligations. Health Card has asserted two claims against this escrow. A settlement was reached whereby Health Card received in July 2003, $540,000 from the escrowed funds to cover both claims and the remaining amounts held in escrow were released. The Company was also required to pay up to $1,000,000 of additional cash consideration if certain financial targets relating to PMP's business were met over the first three years after closing, which would be accounted as an addition to goodwill. The targets which were related to retaining specific contracts were not achieved in either of the first two years and consequently no additional consideration was paid for those periods.

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

     The purchase price for the Centrus Acquisition was $40 million in cash, of which $3 million was held in escrow to secure certain indemnification obligations. All escrowed funds have been released as of January 2003. The Company acquired approximately $1.4 million of HSL's assets and assumed approximately $1.4 million of HSL's liabilities relating to the Centrus business. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $40.7 million. In addition, the Company has agreed to pay HSL as additional purchase price up to $4 million over a period of three years if the Centrus business achieves certain financial performance targets during the two-year period following the consummation of the transaction. The financial targets were achieved during the first year; therefore, $2,000,000 was earned. Of this amount, $1,000,000 was paid out in May 2003 and $1,000,000 will be paid out in May 2004. HSL may also be entitled to an additional incentive payment based on the financial performance of the Centrus business during the one-year period following the purchase. The additional incentive payment target was not achieved, and thus, there will be no pay out of this item.

     In connection with the Acquisition, several members of Centrus' management team have joined the Company as employees, and have been granted stock options to purchase an aggregate of 300,000 shares of Common Stock, under the Company's 1999 Stock Option Plan, as amended. The Company intends to continue to use the assets acquired in the Centrus Acquisition for the delivery of cost-effective, integrated PBM services.

     In part to finance the Centrus Acquisition, on January 29, 2002, the Company and certain of its subsidiaries entered into a $40 million secured revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. In connection with the Facility, the Company and certain of its subsidiaries have agreed to sell, on an on-going basis, their accounts receivable to NMHC Funding, LLC ("Funding"), a limited liability company of which the Company and such subsidiaries are members. Funding utilizes these receivables as collateral to secure borrowings under the Facility. The Facility has a three year term, provides for borrowing up to $40 million at the London InterBank Offered Rate (LIBOR) plus 2.4% (3.5% at June 30, 2003), and is secured by receivables and other assets of the Company and certain of its subsidiaries. Borrowings of $28.4 million under the Facility were used to finance part of the purchase price of the Centrus Acquisition with an additional $300,000 borrowed to pay for legal fees. The Facility will also be used by the Company for working capital purposes and future acquisitions.

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

     On November 1, 2002, the Company and its wholly-owned subsidiary, Integrail Acquisition Corp., entered into an Asset Purchase Agreement with HSL (the "Integrail Agreement"), and certain of its security holders (together with HSL, the "Sellers"). Pursuant to the Integrail Agreement, Health Card acquired substantially all of the assets of Integrail, a division of HSL's operations, for a purchase price of $1,400,000 (the "Integrail Acquisition"). Integrail provides software and analytical tools in the area of informatics which allows for the blending of medical and pharmacy data to predict future outcomes.

     Half of the $1,400,000 purchase price for the Integrail Acquisition was paid at the closing directly to the Sellers, and half was deposited into escrow as security for the performance of certain indemnification obligations of the Sellers. The Company acquired approximately $500,000 of HSL's assets and assumed approximately $500,000 of Integrail's liabilities relating to its business. The excess of the acquisition cost over the fair value of identifiable net assets acquired was $1,482,000. In addition, the Company agreed to release certain amounts from the escrow to the Sellers if the Integrail business achieved certain operational milestones during the 12 month period following the purchase. Funds for the Integrail Acquisition were supplied by the Facility.

     In connection with the Integrail Acquisition, a member of Integrail's management team joined the Company as an employee, and has been granted stock options to purchase an aggregate of 33,000 shares of Common Stock, under the Company's 1999 Stock Option Plan, as amended.

     On July 1, 2003, the Company opened its mail service pharmacy division, NMHCmail, in Miramar, Florida. Prior to opening its mail service facility, Health Card outsourced all of its mail service pharmacy business. Health Card's mail service operations is automated and allows the Company to provide plan participants with a cost effective means to save on the total co-payments they have to pay while minimizing the inconvenience resulting from repeated trips to retail pharmacies to fill prescriptions; particularly to plan participants with chronic conditions involving long-term drug therapy. In addition, the mail service facility provides the Company with the infrastructure to build-out its specialty pharmacy business.

     On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy ("PPRX"), Professional Pharmacy Associates ("PRXA", and together with PPRX, "PPP") and the individual shareholders (the "PPP Shareholders") to purchase all of the shares of PPP for $3,150,000 (the
"PPP Acquisition"). In addition, the Company has agreed to pay to the PPP Shareholders, as additional purchase price, up to $7 million over a three year period if the PPP business achieved certain financial targets. Funds for the PPP Acquisition were supplied by the Facility.

     In connection with the PPP Acquisition, several members of PPP's management team have joined the Company as employees, and have been granted stock options to purchase an aggregate of 150,000 shares of Common Stock, under the Company's 1999 Stock Option Plan, as amended. As of August 1, 2003, the Company's wholly-owned subsidiary, Ascend, assumed all of the shares of PPP. Each of PRXA and PPRX continues to operate under their respective names, as subsidiaries of Ascend, in the state of Maine. Ascend provides specialty-pharmacy services in a broad range of areas, including women's health, pediatric care, men's health and transplant. The Company intends to position Ascend, as a preferred provider with PPP's target markets while focusing on the extension of their specialty services to the Company's pharmacy benefit management division.

                                    OVERVIEW

Industry Background

     In response to escalating health care costs, efforts in the health care industry have led to rapid growth in managed care and other cost containment programs. Despite these efforts, continued advances in medical technology, new drug development and increasing drug utilization have led to significant increases in health care costs. This has created a need for more efficient, cost-effective drug delivery mechanisms. Pharmacy benefit management companies ("PBMs") evolved to address this need. PBMs provide the means for plan sponsors to deliver prescription drug benefits to their plan members in a cost-effective manner.

Company Overview

     Sponsors of pharmacy benefit plans managed by Health Card are located throughout the United States, and include managed care organizations, local governments, unions, corporations, HMO's and third party health care plan administrators. Sponsors retain Health Card to manage the prescription plans that they maintain for the benefit of their plan participants. Health Card provides sponsors with a comprehensive pharmacy benefits management plan through four integrated services programs:

     o Pharmacy Benefits Management: Management of prescription drug programs for sponsors delivered through NMHCRX.

     o Health Information Management: Decision support services that transform physician and patient data into actionable information to improve care while managing pharmacy and medical costs delivered through Integrail.

     o Specialty Pharmacy: Management for specialty pharmacy programs including women's health, pediatric care, men's health and transplant delivered through Ascend.

     o Mail Service Pharmacy: Technology-enabled mail service pharmacy for chronic therapy medications delivered through NMHCmail.

                                   THE COMPANY

Pharmacy Benefits Management

     Health  Card  provides  to  sponsors,   including  HMOs,  employers,  local
governments,  union  groups  and  third  party  administrators,   management  of
prescription drug programs through a wide variety of services including:

o        Claims Management
o        Pharmacy Network
o        Benefit Design Consultation
o        Drug Review & Analysis
o        Formulary Design and Disease Information Services
o        Data Access, Reporting & Information Analysis
o        Physician Profiling

Health Card's pharmacy benefits management services are delivered under the name NMHCRX.

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

     In the ordinary case, plan participants present their health card together with a physician's prescription to a participating pharmacy. The pharmacist, using standard industry software, enters each claim on the pharmacy's computer and the claim is electronically communicated to Health Card for on-line real time processing. If the prescription is for a drug listed on the sponsor's approved drug list, Health Card's on-line claims management system will confirm that the submitted claim is in conformity with the plan terms and conditions, and the pharmacist is advised of the appropriate co-payment and deductible, if any, to be collected from the plan participant. The on-line claims management system will also advise the pharmacist of the payment the pharmacy will receive from Health Card. In addition, Health Card's on-line claims management system sends appropriate messages regarding preferred drugs and contraindications, based upon plan participants' existing claims history with Health Card. The prescription is then dispensed by the pharmacist to the plan participant, who pays the appropriate co-payment and/or deductible amount and signs a signature log maintained by the participating pharmacy. Plan participants are provided with a list of pharmacies participating in Health Card's pharmacy network. Plan participants may alternatively choose to fill prescriptions at a non-participating pharmacy and would then have to submit a paper claim to Health Card for reimbursement. Occasionally a plan participant's claim is rejected or a prior authorization is required based on plan parameters, in which case the participant may be referred to the plan's sponsor or to Health Card's customer service department.

     Invoicing and Payments. Sponsors are charged an administration fee for each prescription filled plus a dispensing fee for managing each claim. Sponsors pay Health Card; Health Card pays an individually negotiated amount to its participating independent and chain pharmacies which amount may be at a discount to the amount charged to the sponsors. Plan participants filing for direct payment receive an allowable payment which is usually specified by the sponsor. See "The Company - Pharmacy Network", and Note 1 to the Consolidated Financial Statements comprising Item 8 hereof.

     Rebate Administration. Drug manufacturers may issue rebates in connection with the use of certain prescription drugs. Health Card submits claims for rebates for specified sponsors pursuant to an agreement with its rebate administrator (the "Administrator") effective as of July 1, 2001, as amended. Based on the agreement, the payment of rebates is contingent upon Health Card adopting the Administrator's formulary for Health Card's specified sponsors. Health Card submits the claims for its specified sponsors to the Administrator. The Administrator submits Health Card's rebate claims, and may submit such claims along with rebate claims of others, to the appropriate drug manufacturer, pursuant to the agreements the Administrator has negotiated with these drug manufacturers. Health Card's agreement with the Administrator provides that it is obligated to pay Health Card a per claim fee, within a specified period of time after each quarter. The Administrator retains a portion of the total rebates as an administrative fee. The agreement may be terminated at any time by either party for any reason after the initial term of the Agreement, which ends on December 30, 2004; termination prior to such date requires the payment of an early termination fee by the terminating party.

     Pursuant to a verbal agreement between Health Card and Specialty Pharmacy Care, Inc. ("Specialty"), a wholly owned subsidiary of Health Card, Health Card submits claims for rebates to Specialty for certain of Health Card's sponsors. Specialty performs the services of a rebate administrator for which it is paid an administrative fee. Specialty has entered into approximately fifty separate agreements with drug manufacturers. While the terms of each agreement between Specialty and the drug manufacturers are unique, the basic concept is the same. Such agreements generally provide that Health Card must list the specified products of each of the drug manufacturers on Health Card's approved formularies with the specified sponsors. Health Card's P&T Committee approves the clinical efficacy and appropriateness of such formulary drugs prior to listing the products on any approved formularies. For a discussion of the P&T Committee, see "- Formulary Design and Disease Information Services." Health Card may not prefer, either directly or indirectly, any competing products over the specified drug manufacturer's products except for reasons of medical appropriateness. The drug manufacturers are obligated to pay rebates within a specified period of time after Health Card submits its claims, based on agreed upon specified percentages which can vary based on certain contractual criteria. The manufacturers establish a baseline rebate based on Health Card's initial claims and are obligated to pay incremental rebates based on increases beyond the baseline. Similarly, Centrus has entered into separate agreements with drug manufacturers which have been assumed by Health Card. As of August 2003, substantially all of the rebate contracts with Centrus have been consolidated with Health Card.

     All, part, or none of the rebates received by Health Card from drug manufacturers or the rebate administrators may be remitted to certain of Health Card's sponsors, depending upon the terms of Health Card's agreements with each sponsor. See Item 7 hereof.

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

     Retail Pharmacy Network Management. Health Card maintains a comprehensive multi-state network of participating pharmacies. Both the retail and mail order components of the pharmacy network are managed by Health Card's on-line claims management system. Certain of Health Card's sponsors require Health Card to maintain a pharmacy network with specified numbers of pharmacies in various locations to serve plan participants. Health Card's retail pharmacy network consists of over 49,000 pharmacies, with the result that cards issued by the Company are recognized in over 91% of pharmacies in the U.S.

Benefit Design Consultation

     Health Card assists sponsors in defining their financial and employee-benefit objectives for their prescription drug benefit plans and in developing a program to meet such objectives. Health Card staff analyze and provide recommendations to sponsors regarding how to improve their plan performance based upon their objectives. General areas of focus include:

o        Participant cost - sharing levels (i.e., deductibles and co-pays)
o        Covered and excluded drugs
o        Clinical management strategies
o        Alternate programs and services

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

Formulary Design and Disease Information Services

     Formulary Design. Health Card has established a Pharmacy & Therapeutics Committee (the "P&T Committee") currently comprised of physicians and pharmacists, with independent provider representation from across the country. The P&T Committee's primary responsibility is to assist sponsors in designing a well managed, therapeutically appropriate, cost-effective preferred drug listing or "formulary." The goal of the P&T Committee is to enable sponsors to optimize plan participant care through drug policy development and education. The P&T Committee typically meets quarterly and performs the following functions:

     o provides information to sponsors to ensure that the covered drugs of each plan reflect the current standard of medical practice and pharmacology,

     o evaluates drugs for clinical efficacy prior to cost considerations for inclusion in a plan as a preferred drug,

     o analyzes current literature for safety, efficacy and cost-effectiveness of covered drugs,

     o provides  recommendations  on drug therapy and  utilization,

     o evaluates drug review and analysis programs and criteria,

     o recommends those drugs which require prior authorization from the sponsor, and

     o reviews the associated guidelines for those drugs' proper use.

     The committee currently consists of seven members plus the chairman. In addition, consultants to this core are called upon to participate on an ad hoc basis. Health Card believes that the P&T Committee is organized and operates in a manner that ensures the objectivity and credibility of its recommendations. P&T Committee members are required to submit Conflict of Interest Statements identifying any significant investment, interest, association or relationship that might interfere with their independent judgment or recommendations as committee members. None of the current members have disclosed any such interests. All current members have active practice responsibilities which include:

o  Chairman, Martin Edelstein, M.D.: Specialties/ Areas of Expertise: Family Practice, Geriatrics, Academia
o  Marlon Doucet, M.D.: Specialties/ Areas of Expertise: Family Medicine
o  Roberta Monson, MD: Specialties/ Areas of Expertise: Infectious Disease, Academia
o  Eric Schneider, Pharm.D., Specialties/ Areas of Expertise: Ambulatory Care Practice, Academia
o  Richard Handler M.D., Specialties/ Areas of Expertise: Internal Medicine, Rheumatology
o  David Grossman M.D., Specialties/ Areas of Expertise: Cardiology
o  James Tan M.D., Specialties/ Areas of Expertise: Pediatrics
o  Jennifer Cerulli, Pharm.D., Specialties/ Areas of Expertise: Ambulatory Care Practice, Academia

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

Health Information Management

     Health Card's health information management services is delivered through its wholly-owned subsidiary, Integrail, operating out of Latham, New York.
Acquired by Health Card in November 2002, Integrail provides a combination of software products and comprehensive strategic services to analyze and predict outcomes for both medical and pharmacy data. The focus of Integrail's offerings is to help improve quality of care while managing pharmacy and medical costs. Integrail's services are provided to payers and sponsors, such as managed care organizations, physician hospital organizations, independent practice associations (IPAs), employer groups, third party administrators, and Taft-Hartley trust funds.

     Integrail's work in the area of predictive modeling has resulted in the development of product and service offerings that enable clients to identify future healthcare risk and provide solutions to better manage the clinical and economic implications of the risk. These predictive modeling products developed by Integrail are sold directly by Integrail as well as Health Card, thus expanding the potential marketplace for these tools. Health Card believes that these information based services are becoming a more important component of managed care as well as management of the overall healthcare dollar, and therefore these services may be in higher demand by clients in the future.

Specialty Pharmacy

     Health Card's specialty pharmacy program is delivered through its wholly-owned subsidiary, Ascend, and in the state of Maine, through PRXA and PPRX, both wholly-owned subsidiaries of Ascend. For purposes herein, Health Card's specialty pharmacy program is referred to collectively as, Ascend. Ascend manages high cost self-injected medications for some of its sponsors. Recently, this class of medications has become a significant percentage of Health Card's sponsors' pharmacy budget. This growth is a function of increased utilization as well as an increase in the number of available treatment agents.

     The specialty pharmacy services manage utilization of these agents on two levels: first, at a macro level, by identifying trends in utilization patterns, recommending protocols based on nationally accepted guidelines, and monitoring compliance; second, on a micro level, by Ascend working with the dispensing pharmacy to assure that guidelines are followed, patient follow up is occurring and outcomes are measured.

     The addition of NMHCmail will allow Health Card to dispense specialty pharmaceuticals from its Miramar, Florida facility and the addition of Ascend will allow Health Card to expand its range of specialty-pharmacy areas to include women's health, pediatric care, men's health and transplant.

     Diseases treated by specialty pharmacy medication include: HIV/AIDS, Hepatitis HCV, Multiple Sclerosis, Hemophilia, Gaucher's Disease, Chronic Renal Failure, Infertility, Arthritis (OARA), Crohn's Disease, Human Growth Hormone Deficiency, Cystic Fibrosis, and Respiratory Syncytial Virus (RSV).

Mail Service Pharmacy

     Mail service pharmacy is generally used by plan participants as a cost effective means of minimizing the inconvenience resulting from repeated trips to retail pharmacies to fill prescriptions; this is especially common when a plan participant with a chronic condition receives long-term drug therapy. In addition, the plan participant generally saves money through a reduction in the number of co-payments he would have paid had the prescriptions been filled repeatedly at a retail pharmacy. Further, with mail service pharmacy, the sponsor is typically charged a lower dispensing fee for prescription ingredients compared to those charged by a retail pharmacy.

     Health Card opened its mail service pharmacy, NMHCmail, operating out of Miramar, Florida on July 1, 2003. Plan participants submit prescriptions, primarily for maintenance medications, to NMHCmail via mail. Refill requests may be submitted via mail, telephone, fax or the internet. The operations of NMHCmail are automated, featuring bar code and scanning technology to route and track orders, computerized dispensing of medications and computer-generated mailing labels. To ensure quality control of the dispensation of prescriptions, NMHCmail is equipped with automated quality control features and a licensed pharmacist inspects each prescription.

     Prior to operating its own mail service pharmacy in Miramar, Florida, Health Card outsourced all of its mail order business to third parties. Health Card continues to have a non-exclusive relationship with Eckerd Health Services d/b/a Express Pharmacy Services ("Express Pharmacy") pursuant to which Express Pharmacy acts as a participating pharmacy and dispenses drugs to plan participants by mail. The agreement between Health Card and Express Pharmacy was renewed as of June 30, 2003 for an additional one year term. Either party has the right to terminate the agreement at the end of any renewal term, in each case on 90 days' prior written notice. The agreement provides that Express Pharmacy will (i) provide the covered drugs by mail to participants; (ii) collect the appropriate co-payment; and (iii) if required by the plan, collect any additional payment if a brand drug is dispensed when a generic drug is available.

     Sponsors' using the mail-order services of Express Pharmacy have begun to be transitioned to the mail pharmacy services of NMHCmail. However, since the agreement with Express Pharmacy does not contain any volume requirements, Health Card intends to continue to use Express Pharmacy to fulfill any excess capacity. Claims submitted by mail order pharmacies are managed using Health Card's on-line claims management system and are subject to the same review and verification as those claims submitted by retail pharmacies.

     In addition, Health Card dispenses specialty pharmaceuticals from its Portland, Maine facility. For a discussion of Health Card's specialty pharmacy business, see "- Specialty Pharmacy."

Sponsors

Agreement with Sponsors

     Health Card's sponsors are located throughout the United States. Sponsors include managed care organizations, local governments, unions, corporations, HMO's and third party health care plan administrators of prescription drug programs. Health Card's sponsors are typically asked to sign a standard form of pharmacy benefit management agreement that governs Health Card's relationship with that sponsor. Pursuant to this standard agreement, Health Card pays claims and furnishes other related services through a network of pharmacies. The sponsor provides the details of the plan to be managed, along with a list of all covered participants and eligibility updates. The sponsor is liable for all charges incurred by unauthorized access unless Health Card was notified in writing or electronically of ineligibility. Health Card is obligated to ensure that an adequate number of member pharmacies are available, furnish a description of the plan to the pharmacies, require such pharmacies to comply with the member pharmacy agreement, and process claims. Health Card is also obligated to furnish the sponsor with a semi-monthly account statement which includes a summary of claims costs in the preceding period, and a description of the drugs which are included and excluded from the plan.

     Pursuant to the standard agreement, the sponsor is obligated to pay Health Card the cost of claims to Health Card (less any cash advances paid) as semi-monthly statements are received by the sponsor. The account statement will also include an administrative amount due to Health Card for the auditing, approval and payment of claims processed during the preceding period. The contracting party typically agrees to make all payments within a specified period after the billing cycle, except that any additional charges, for which a separate fee is agreed to by the parties, will be remitted by the contracting party within 30 days after receipt of billing from Health Card. Health Card agrees to maintain adequate records for the sponsor to determine its cost of drugs and the sponsor may review these records. While most of Health Card's larger sponsors negotiate other agreements with Health Card, many sponsors sign the standard form or a modified version of the standard form. The specific terms of each pharmacy benefit management agreement, including any incentive arrangements, are negotiated by Health Card on a case by case basis. While Health Card may take into account factors such as the number of plan participants, margins and economies of scale, among others, in determining the terms of its arrangements with sponsors, Health Card generally does not use set guidelines when determining these terms. See Item 7 hereof.

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

Significant Sponsors

     For the fiscal year ended June 30, 2003, MVP Healthcare ("MVP") was the only sponsor that accounted for 10% or more of Health Card's revenues. Health Card's wholly owned subsidiary, HSL Acquisition Corp., acquired the company that has been providing services to MVP, a former Centrus Sponsor.

     MVP has been a client of Centrus since 1990. The contract between MVP and Centrus was assigned to Health Card effective March 1, 2002. Health Card recently renegotiated its contract with MVP to extend the expiration date of its contract to December 31, 2005. For the year ended June 30, 2003, revenues from MVP represented 28% of Health Card's gross revenues.

     MVP covers over 450,000 lives in various lines of business including HMO, ASO, and Indemnity programs. MVP has experienced strong growth over the past two years. Revenues have grown over 60%. MVP continues to expand its service area while increasing penetration in existing markets.

Company Operations

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

     Health Card continues to make significant investments in sales and marketing initiatives, including the hiring of additional sales people. These efforts are expected to yield continuous improvements to Health Card's relationships with existing clients as well as to create access to new customers in major marketing areas.

     Furthermore,   Health   Card   continues   to  expand   its  web   presence
(www.nmhcrx.com) as both a functional tool for clients to conduct the many value-added services provided by Health Card, and as a portal for eligible plan members to make inquiries and place orders. The web site offers a page dedicated to online services which allow plan participants to fill out customer service surveys and to obtain direct payment claim forms, and to access the pharmacy network listings. In addition, Health Card uses its web presence to make available specific resources to clients who have unique reporting and data management requests. All member information is subject to the most stringent security measures available in the industry, protecting patient confidentiality and meeting HIPAA compliance standards.

Information Systems

     Information Systems play a critical role in Health Card's business. Health Card's on-line claims management system depends in large part on software licensed from an unaffiliated party. By a license agreement dated February 18, 1998, Health Card was granted a non-exclusive and nontransferable perpetual license to use this party's claims adjudication software system. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" in Item 7 hereof and Note 9 ("Commitments and Contingencies") to the Consolidated Financial Statements comprising Item 8 hereof.

     Health Card maintains extensive preventative measures to protect against disaster, including redundancy in processing, telecommunications and power sources.

     Health Card employees provide the required services to maintain and enhance the Company's information systems infrastructure. Occasionally, outside, unaffiliated consultants are retained for additional expertise. Historically, Health Card had received data processing services and technology infrastructure consulting services from Sandata Technology Inc. and its subsidiaries ("Sandata"). Sandata is a private company of which Bert E. Brodsky, Health Card's Chairman of the Board, is also Chairman, CEO, Treasurer and a principal stockholder. Health Card has evaluated the services that Sandata has performed for it in the past, and has brought those services in-house by hiring employees with the needed skills. This has virtually eliminated the Company's expenses payable to Sandata.

Suppliers

     In July 2003, NMHCmail entered into a 42 month agreement with a wholesale distributor, AmerisourceBergen, to be the primary supplier of pharmaceuticals. Health Card is currently negotiating other supplier contracts as well. Health Card believes that its supplier arrangements will be adequate to fulfill its needs.

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

     o a successful record of delivering lower costs for its sponsors than national trends,

     o a broad base of experience in the information technology and pharmacy benefit management industries,

     o flexible and sophisticated on-line information systems, which integrate all of the data input, reporting, analysis, and access functions provided by Health Card, and

     o a focus on customer service.

Employees

     As of September 12, 2003, Health Card and its subsidiaries had 290 employees. Of the 290 total employees, 275 are full-time and 15 are part-time. Health Card is not a party to any collective bargaining agreement, and Health Card considers its relations with its employees to be satisfactory.

Government Regulation

     The activities of PBM's such as Health Card are subject to regulation at the federal and state levels. Health Card believes that its operations, as currently conducted, substantially comply with the laws and regulations material to the operation of its business. However, the application of complex standards to the detailed operations of Health Card's business creates areas of uncertainty.

     Regulatory authorities have very broad discretion to interpret and enforce these laws and to promulgate corresponding rules and regulations. Violations of these laws and regulations may result in criminal and/or civil fines and penalties, injunctive relief to prevent future violations, other sanctions, loss of professional licensure and exclusion from participation in federal and state health care programs, including Medicare and Medicaid. There can be no assurance that Health Card has interpreted the applicable laws and regulations in the same way as regulatory or judicial authorities, or that the laws and regulations and/or the interpretation thereof will not change. To date, Health Card's business activities and relationships with sponsors, pharmacies, rebate administrators, plan participants, and brokers have not been the subject of regulatory investigation or review on either the state or the federal level.

     Moreover, regulation of the healthcare industry is in a state of flux as numerous legislation on the federal and state level have been introduced that would, if enacted, impact on Health Card's business. A more detailed analysis of certain laws and regulations and proposed legislation affecting the business, operations and relationships of Health Card is set forth below.

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

     Regulations have been adopted under the federal Anti-Kickback Statute which provides safe harbors for certain remuneration arrangements that might otherwise violate the statute, such as properly reported discounts (including certain rebates) received from vendors and properly disclosed payments made by vendors to group purchasing organizations. The failure to fall within a safe harbor does not mean that an arrangement is in violation of the law, although it may result in heightened scrutiny or challenge.

     The Anti-Kickback Statute has been broadly interpreted by the courts, the Office of Inspector General (the "OIG") of the Department of Health and Human Services ("HHS"), and pertinent administrative bodies. Courts have ruled that a violation of the statute exists if one purpose of the remuneration was to induce patient referrals or purchases. Also, the OIG has identified as possibly improper under the statute so-called "product conversion" programs, pursuant to which pharmaceutical manufacturers provide incentives to physicians and pharmacies to change a prescription to a drug made by the pharmaceutical manufacturer, or recommend such a change. Health Card is not aware of any instance in which the Anti-Kickback Statute has been applied (i) to prohibit independent PBMs, such as Health Card, from receiving rebates from drug manufacturers based on drug sales by pharmacies to plan participants, or (ii) to the contractual relationships between independent PBMs and their sponsors and participating pharmacies. In June 1998, however, the United States Attorney's Office for the Eastern District of Pennsylvania began an investigation into whether rebates and other payments made by pharmaceutical manufacturers to PBMs, and payments made by PBMs to retail pharmacies, violate the Anti-Kickback Statute and other federal laws. Health Card understands that several PBMs and pharmaceutical manufacturers have received subpoenas in connection with this investigation, but is unaware of any related prosecutions or settlements. Health Card does not believe that it is a subject of this investigation, nor has it received any subpoenas or been requested to produce any documents in connection therewith.

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

     On April 28, 2003, the OIG issued its Compliance Program Guidance for Pharmaceutical Manufacturers ("OIG Guidance") aimed at advising pharmaceutical manufacturers on how to establish compliance programs that will ensure compliance with state and federal laws and regulations. The OIG Guidance encourages pharmaceutical manufacturers to evaluate some areas of legal risk in structuring their compliance program, including the relationship between pharmaceutical manufacturers and PBMs. In particular, the OIG Guidance describes the negotiation of discount rebates and administration fees, as well as formulary support activities, as areas of potential legal risk. Although Health Card believes that its business practices and direct arrangements with pharmaceutical manufacturers are in compliance with the OIG Guidance, it can not guarantee that the arrangements between its third party rebate administrator and the pharmaceutical manufacturers are in compliance with the OIG Guidance. In addition, if the industry perceives the OIG Guidance as leading to greater scrutiny of PBMs, pharmaceutical manufacturers and sponsors, may seek to alter rebate arrangements, which could adversely affect Health Card's profitability.

Regulations Regarding Privacy and Confidentiality

     The federal government and most states, regulate the dissemination and use of personally identifiable health information about a patient. Many of Health Card's activities involve the receipt, use and disclosure by it of confidential health information, including disclosure of the confidential health information to a patient's health benefit plan. In addition, Health Card may use de-identified data for research and analytical purposes.

     In December 2000, HHS issued final regulations under HIPAA, regarding the privacy of individually identifiable health information (the "Privacy Rules"). The Privacy Rules, which became effective in April 2003, impose extensive requirements on the way in which covered entities and their business associates use and disclose protected health information ("PHI"). The Privacy Rules gives patients significant rights to understand and control how their PHI is used and disclosed. Direct providers, such as pharmacies, may use patient information without specific patient authorization for treatment, payment and health care operations. For most other uses or disclosures of protected information, the Privacy Rules require covered entities to obtain written patient authorization. In most cases, use or disclosure of PHI must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure.

     In August 2000, HHS issued a final rule on standards for electronic transactions and code sets to be used by health plans, healthcare providers, and healthcare clearinghouses in those transactions (the "Transaction Standards and Code Sets") with a compliance date of October 16, 2003. The Transaction Standards and Code Sets adopt national, uniform standards that must be used if a healthcare provider or health plan conducts certain electronic transactions with another healthcare provider or health plan. These regulations also mandate the use of certain code sets in connection with the standard transactions. Health Card's covered electronic transactions are in compliance with these regulations.

     HHS has also issued final regulations governing the security of protected health information, which became effective on April 21, 2003 and initial compliance is required by April 20, 2005 (the "Security Rules"). The Security Rules impose detailed requirements on health care providers, health plans, healthcare clearinghouses, and their business associates relating to the storage, utilization, and transmission of health information.

     Health Card has a HIPAA Compliance Committee comprised of representatives from each of Health Card's departments to oversee and assess Health Card's compliance with HIPAA. Health Card believes that it is in substantial compliance with all of the rules and regulations promulgated under HIPAA. To date, Health Card has, among other tasks, educated all of its employees on the HIPAA regulations and its application to Health Card's business, entered into necessary business associate agreements with sponsors and vendors, implemented practices for the standardization of electronic communication, and installed a security system to protect the integrity of electronic transmissions. Health Card is continually assessing the steps it must take to be in full compliance with the Security Standards and the related costs of compliance, but does not believe the Security Standards will require changes to its information systems and business practices. However, there can be no assurance that these changes and their associated costs will not have a material adverse effect on Health Card.

     In addition to the federal health information privacy regulations described above, most states have enacted healthcare information confidentiality laws which limit the disclosure of confidential information. The Privacy Rules under HIPAA do not preempt state laws regarding health information privacy that are more restrictive then under HIPAA.

     In addition, Health Card has adopted the standards of communication for the PBM industry set by the National Council for Prescription Drug Programs, and performs risk assessments, employee training with respect to patient confidentiality, and evaluations of business practices in order to continue to support patient privacy.

     To date, no additional privacy legislation has been enacted that materially restricts Health Card's ability to provide its services; however, it is possible that new laws or regulations further restricting the dissemination or use of such information could be adopted, or that existing laws and regulations will be interpreted in such a manner as to further restrict Health Card's ability to obtain and use information about its plan participants. Such new laws or interpretations could have a material adverse effect on Health Card's business, results of operations or financial condition.

ERISA

     Some of Health Card's sponsors are self-funded health plans. These plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA, which imposes certain obligations on those deemed fiduciaries of the health plans. Health Card believes that its activities are sufficiently limited that it does not assume any of the fiduciary responsibilities of the plan for which it provides PBM services and thus would not be regulated as a fiduciary under ERISA. In addition, Health Card's current form of agreement with plan sponsors specifically provides that Health Card is not a fiduciary of the plan. Although courts have declined to extend ERISA fiduciary obligations to managed care companies, there can be no assurance that the U.S. Department of Labor (which enforces ERISA) or a court will not assert that Health Card (or some other PBM) has a fiduciary obligation in connection with its activities on behalf of its self-funded sponsors. If Health Card is deemed to be a fiduciary, it could potentially be subject to claims regarding benefit denials and breach of fiduciary duties in connection with its provision of services. Several lawsuits have currently been filed against several PBMs, alleging that the PBM is a fiduciary under ERISA and are in breach of their fiduciary obligations. Decisions on these lawsuits are still pending.

     Effective January 2004, the Department of Labor issued claims procedure regulations ("Claims Rules") that create standards applicable to sponsors that are regulated under ERISA for initial and appeal level decisions, time frames for decision making, and enhanced disclosure rights for claimants. Health Card has implemented and will continue to implement in the future, changes to its operational processes, as necessary to accommodate its sponsors' compliance needs.

     In addition, statutes have been introduced in several states which purport to declare that a PBM is a fiduciary with respect to its sponsors. The fiduciary obligations that such statutes would impose would be similar, but not identical, to the scope of fiduciary obligations under ERISA. To date no such statute has been enacted.

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

Medicare Prescription Drug Benefits Reforms

     Medicare reimbursement and coverage of prescription drugs could change significantly in the near future. Medicare presently covers only a limited number of outpatient prescription drugs, but legislative initiatives are being considered to expand Medicare coverage of drugs, in some instances as part of a broad reform of the Medicare program. Some proposals have included provisions for incorporating the services of pharmacy benefit managers into the program to control costs. The proposals also include implementing a Medicare sponsored drug discount card program administered through PBMs and other vendors as a transitional program to the expanded Medicare drug coverage.

     Recent developments appear to indicate that some of the Medicare prescription drug benefit will likely be adopted. However, Health Card cannot assess at this stage how such legislation would address drug coverage or costs, whether a drug discount card program would be involved or the impact of such legislation on Health Card's business and profitability. Enactment of legislation to expand Medicare drug coverage could create broader markets for pharmacy benefit managers. Alternatively, it could regulate or limit the services of pharmacy benefit managers and have an adverse impact upon Health Card's business and profitability.

Consumer Protection Laws

     The federal government and most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with drug switching programs. In addition, most states have enacted consumer protection laws relating to a broad range of managed health care activities, including provider contracting, participant appeals and access to services and supplies. Although Health Card believes it is compliant with consumer protection laws, there can be no assurance that Health Card's operations will not be subject to challenge or scrutiny under one or more state laws.

Regulations Applicable to Health Care Professionals

     All states regulate the practice of medicine, nursing, and other licensed health professions. Activities deemed by a state's regulatory authority to constitute the practice of medicine, nursing, or any other licensed health profession without the proper license would subject the actor to the penalties provided under such state's laws.

     In the course of its business, Health Card provides disease information services, drug usage monitoring programs, preferred drug management services, and consulting services. Health Card does not believe that these or any of its other activities as a pharmacy benefit management company constitute the practice of medicine, nursing, or any other licensed health profession. Health Card is licensed as a pharmacy in several states in which it believes it is required to be so licensed. Health Card cannot assure that a regulatory authority in a state in which it engages in any of the foregoing activities would not assert a contrary position and subject it to sanctions for the unauthorized practice of medicine, nursing, or other licensed health profession.

Third Party Administrator, Utilization Review Laws and Preferred Provider Organizations

     Many states have licensure or registration laws regulating certain types of managed care organizations, including, third party administrators ("TPAs"), companies that provide utilization review services, and preferred provider organizations ("PPOs"). These laws differ from state to state, and their application to PBMs is often unclear. Health Card has registered or is applying to become registered in those states in which it has concluded that such registration or licensure is required. Registration and licensure requirements for PBM activities vary from state to state depending on state agency interpretations. Prior to September 1998, however, Health Card conducted its activities without obtaining any TPA, utilization review or PPO licenses. Health Card may be subject to cease and desist orders, fines and other penalties in a particular state if a state agency changes its interpretation of licensure requirements or if a state agency determines that Health Card was non-compliant prior to the time it was required to obtain a license. There can be no assurance that such an adverse finding by a state agency would not have a material adverse effect on Health Card's business, results of operations or financial condition.

Mail Service Pharmacy Regulation

     Health Card's mail service pharmacy, NMHCmail, will distribute drugs throughout the United States once it is in full operation. Health Card's fulfillment center is located in Florida and is licensed to do business and to deliver controlled substances in the state of Florida. Some of the states into which NMHCmail plans to deliver pharmaceuticals have laws that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in such state, in order to mail drugs into the state. NMHCmail has registered or is in the process of registering in every state that, to its knowledge requires such registration. Some of these states also require out-of-state mail service pharmacies to comply with certain pharmacy laws and regulations of their states. In addition, certain states require that NMHCmail employ a pharmacist licensed in the state to which the drugs are shipped. NMHCmail has employed a pharmacist licensed in those
states.   Health  Card  believes  that  NMHCmail  is  currently  in  substantial compliance with state laws and regulations that apply to the mail service pharmacy operations. In addition, Health Card believes that all of NMHCmail's applications for state registration or licensure will be submitted prior to the delivery of pharmaceuticals into a particular state, but cannot guarantee that it will obtain all of the required state licenses prior to such date.

     NMHCmail plans to dispense prescription drugs for refills pursuant to orders received through the internet. Accordingly, NMHCmail will be subject to certain federal and state laws affecting on-line pharmacies. Several states have proposed legislation to regulate on-line pharmacies, and federal regulation by the FDA or other federal agency of on-line pharmacies has been proposed.
NMHCmail's mail service pharmacy operations could be materially adversely affected if such legislation is enacted.

     In addition, Health Card's specialty pharmacy, Ascend, has a fulfillment center located in Maine and has a license to do business and dispense prescription drugs in Maine. Some of the states into which Health Card delivers pharmaceuticals have laws that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in such state, in order to mail drugs into the state. Ascend currently delivers mail order prescription into five states, Virginia, South Carolina, New Hampshire, Maryland and Florida, and has mail order licenses in all of such states.

     Other statutes and regulations may affect the operations of the mail service pharmacy. For example, the Federal Trade Commission requires mail service sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products sold, to fill mail service orders within 30 days and to provide clients with refunds when appropriate. In addition, the United States Postal Service ("USPS") has statutory authority to restrict the transmission of drugs and medicines through the mail. However, to date, the USPS has not imposed any such restriction that would affect the mail service operations of Health Card.

     There are also regulations governing the repacking of drug products, wholesale distribution, dispensing of controlled substances, medical waste disposal and clinical trials. In addition, federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Health Card believes that it is in substantial compliance with all such rules and regulations affecting its mail service pharmacy operations.

Regulation of PBMs

     The federal government currently does not directly regulate the activities of PBMs. Several states, including New York, have introduced legislation in recent years which, if enacted, would directly regulate the activities of PBMs. Recently, Maine passed legislation that directly regulates the activities of PBMs. In part, the Maine law requires PBMs that derive any payments from rebates to pass such rebate payments in full to the sponsors. The Pharmaceutical Care Management Association ("PCMA") has filed a lawsuit against the State of Maine, seeking to prevent the new Maine PBM law from taking effect. Even if PCMA does not prevail and the Maine law becomes effective, Health Card does not believe its business in Maine will be adversely affected. Health Card currently does not have any PBM sponsors located in Maine. To the extent these bills are enacted in states where Health Card's sponsors are located, they could materially adversely affect Health Card's business.

     In addition, several influential bodies, including the National Association of Insurance Commissioners, the National Association of Boards of Pharmacy, and the National Committee on Quality Assurance, are considering proposals to regulate PBMs and certain of their activities, such as formulary and utilization management and downstream risk assumption. If these or other similar bodies adopt model acts which would regulate the activities of PBMs, states may be influenced to incorporate such model acts in their statutes. If laws directly regulating PBMs are passed in states in which Health Card does business, such laws could materially affect Health Card's operations.

Legislation and Regulation Affecting Drug Prices

     Some states have adopted legislation and regulations requiring that a pharmacy participating in the state Medicaid program provide program patients the best price that the pharmacy makes available to any third party plan ("most favored nation pricing" legislation). Such legislation and regulations may have a material adverse effect on Health Card's ability to negotiate discounts in the future from network pharmacies and on the reimbursement Health Card receives. Other states have enacted "unitary pricing" legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. Such legislation has not yet been enacted in the states where Health Card's pharmacies are located. However, if such legislation is enacted in states where Health Card's pharmacies are located, it could have a material adverse effect on Health Card's ability to negotiate discounts on the purchase of prescription drugs to be dispensed by its pharmacies. In addition, some manufacturers may view these laws and policies as a disincentive to provide discounts to private purchasers, such as Health Card's customers, which could adversely affect Health Card's ability to control plan costs.

     Several states have introduced bills for broad drug price controls that would extend price controls beyond the Medicaid program. Some bills impose a ceiling on drug prices based on the Federal Supply Schedule and require that pharmacies extend this pricing to one or more segments of the state's population, such as to all Medicare beneficiaries. If enacted, these bills could adversely affect the reimbursement rate of Health Card's mail service pharmacy. Several states have introduced legislation that would require state agencies that purchase prescription drugs to consolidate their purchasing activities under a single contract. The State of Maine has adopted legislation. known as the Maine Rx program, through which the state acts as a bulk purchaser of drugs for its non-Medicaid population. A number of states have similar pending bills supporting use of non-profit PBMs to leverage their purchase volume for prescription drugs. To the extent these bills are enacted, they could adversely affect Health Card's ability to effectively do business in such states.

     The federal and state government has increased their scrutiny on the method used by drug manufacturers in developing pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs. One element that is common in the pricing information is the average wholesale price, or AWP, which is the standard pricing measure used by the pharmaceutical industry and PBMs in calculating drug prices. If the method of calculating AWP is changed by the government, it could adversely affect Health Card's ability to effectively negotiate discounts with pharmaceutical manufacturers, pharmacies and sponsors. In addition, it could affect the reimbursement the mail service pharmacy would receive from managed care organizations that contract with government health programs to provide prescription drug benefits.

     Congress has introduced new legislation to permit reimportation of approved drugs, originally manufactured in the United States, back into the United States from other countries where the drugs were sold at a lower price. A House Government Reform Subcommittee held hearings on this issue during 2003. Whether and how such a policy will be implemented is unclear. The ultimate impact of such legislation on the business of Health Card is not known.

Legislation Affecting Plan Design

     Some states have enacted legislation that regulates various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states have adopted "freedom of choice" legislation, which provides that members of a plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers, or provide that a plan participant may sue his or her health plan if care is denied. Certain states have introduced or enacted legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic drug substitution, requires coverage of all drugs approved by the FDA or prohibits denial of coverage for non-FDA approved uses. Other states mandate coverage of certain benefits or conditions. In addition some states have enacted legislation purporting to prohibit HMOs and other health plans from requiring or offering members financial incentives for use of mail service pharmacies. To date, there have been no formal administrative or judicial efforts to enforce any such laws. Although such legislation does not generally apply to Health Card, it may apply to certain of Health Card's customers, HMOs and health insurers. If such legislation were to be enacted on a broad scope, it could have the effect of limiting the economic benefits achievable by Health Card's customers through pharmacy benefit management.

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

Formulary Restrictions

     Many states have also begun to enact laws that regulate the development and use of formularies by insurers, HMOs and other third party payors. These laws have included requirements on the development, review and updating of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan members and a process for allowing members to obtain non-preferred drugs without additional cost-sharing where they are medically necessary and the formulary drugs are determined to be inappropriate. Increasing regulation of formularies by states could significantly affect Health Card's ability to develop and administer formularies on behalf of Health Card's sponsors.

Company Information

Address and Availability of Information.

     Health Card's principal executive offices are located at 26 Harbor Park Drive, Port Washington, NY 11050. Its telephone number is (516) 626-0007 and web site is www.nmhcrx.com. Health Card files its annual report on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports (where applicable) and other filings with the Securities and Exchange Commission (the "SEC"). In addition, the SEC maintains its web site, www.sec.gov that contains reports, proxy and information statements and other information regarding issuers filing electronically, including Health Card. You may also read and copy any materials Health Card files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

     Code of Ethics. As of September 19, 2003, Health Card has adopted a code of ethics for all of its senior officers.


Item 2.           DESCRIPTION OF PROPERTY.

     The Company currently occupies approximately 26,500 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Leased Premises"). The Company subleases the Leased Premises from BFS Realty, LLC, an affiliate of the Company's Chairman (the "Affiliate"). The Affiliate leases the Leased Premises from the Nassau County Industrial Development Agency ("NCIDA") pursuant to a lease that was entered into by NCIDA and the Affiliate in July 1994, which expires in March 2005. The Affiliate has the right to purchase the Leased Premises upon expiration of that lease. The Affiliate subleases a portion of the Leased Premises to the Company (the "Lease"). As of November 1, 2001, the Company and the Affiliate amended the Lease. The Lease provides that, effective August 1, 2001, the rent payable to the Company shall be an aggregate annual rent of $308,305. While formerly the Company made estimated monthly real estate tax, utilities and maintenance-expense payments to the Affiliate, the Lease now provides that the Company will pay its pro-rata share of such expenses directly, to the entities to whom payment must be made.
The Company estimates that such expenses will approximate an aggregate of $336,000 per year. The annual rent will increase by 5% per year during the term of the Lease. The annual expenses are also expected to increase, although the Company cannot estimate by how much. The Lease expires in July, 2010. Additional space is currently being built in the Leased Premises which will allow the Company to reconfigure its existing space and to move all of its employees in Port Washington into contiguous space. As part of this process, the Company will reassess its space needs and occupy additional space as required. It is expected that any additional space taken would not exceed an annual rent of $200,000. The space is currently planned to be available by January 2004. Leasehold improvements made to this space during the years ended June 30, 2002 and 2003 were approximately $60,000 and $1,000 respectively.

     Pursuant to a lease dated August 10, 1998 and expiring on August 31, 2005, Health Card occupies approximately 1,500 square feet at 63 Manorhaven Boulevard, Port Washington, New York, which is used as a pharmacy. The landlord for these premises is 61 Manorhaven Boulevard, LLC, of which the Company's Chairman is the sole member. The current rent is $1,914 per month. The annual rent increases by 5% per year. Additional rent, in the form of certain expenses, is also payable.

     Additionally, the Company leases office and/or warehouse space through its subsidiaries in Little Rock, Arkansas; Tulsa, Oklahoma; Portland, Maine; Miramar, Florida and Latham, New York. The aggregate annual rental payments for leased space in Little Rock are approximately $194,000; for leased space in Tulsa are approximately $24,000; for Miramar, Florida, approximately $142,000, for Portland, Maine approximately $40,000; and for Latham, approximately $383,000. The Company intends to move its current office space in Portland, Maine to a larger office and warehouse space in South Portland, Maine.

     In addition, Health Card rents a two family house in Port Washington, New York (near the Company's offices) from P.W. Capital, LLC, (a company affiliated with Health Card's Chairman of the Board) which is used for out-of-town employees. Health Card evaluated the cost of hotels for these individuals and determined it was more cost efficient to rent the house at a monthly rate of $5,500. During the fiscal year ended June 30, 2003, Health Card paid P.W. Capital, LLC, $66,000 in rent for this facility. For the same reasons, Health Card rents two houses from Living In Style, LLC, an entity owned by three of Health Card's executive officers. Pursuant to leases dated May 1, 2002 and expiring April 30, 2007, Health Card paid an aggregate of $127,050 in rent for these two facilities during the fiscal year ended June 30, 2003. The annual rent for each of the facilities increases by 5% per year.


Item 3.           LEGAL PROCEEDINGS.

     Health Card is involved in various legal proceedings, including the proceeding described below, incidental to the conduct of its business. While there can be no assurance, Health Card does not expect that any such proceedings will have a material adverse effect on its business, operations or financial condition.

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plan Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The amended complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached its fiduciary duties by making a profit. MHP is seeking $3 million dollars in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2.8 million based on Midwest's failure to pay under a contract. In late June 2002, Midwest agreed to make two payments in the amount of $1.34 million and $1.36 million to partially settle the Company's claims against Midwest. Midwest has now added a fiduciary duty claim. The Company continues to have counterclaims totaling over $200,000 against Midwest for Midwest's failure to pay the amounts it had agreed to pay Health Card for goods and services. The Company's motion for partial summary judgment and motion to dismiss the fiduciary duty claim will be heard on November 6, 2003. The court has not set a trial date. Discovery will close September 30, 2003. The Company believes the claims alleged in the complaint are without merit and intends to vigorously defend the action.


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

                                                                Fiscal Years ended June 30,
                                                     2002                            2003
                                                     ----                            ----
                                                High      Low                   High       Low

First Quarter                                   $4.82    $1.45                  $10.80    $6.40
Second Quarter                                 $10.40    $2.65                  $ 9.75    $6.58
Third Quarter                                  $15.61    $9.10                  $ 9.65    $8.00
Fourth Quarter                                 $12.90    $7.90                  $11.84    $8.00

Holders

     Health Card has been advised by its transfer agent (Continental Stock Transfer & Trust Company) that the approximate number of record holders of its common stock as of September 22, 2003 was 48.

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

Item 6.           SELECTED FINANCIAL DATA.

     The following tables summarize certain selected financial information for each of the years in the five year period ended June 30, 2003 and provide certain supplemental data. The selected consolidated income statement data for the years ended June 30, 2001, 2002, and 2003 and the selected consolidated balance sheet data as of June 30, 2002 and 2003 have been derived from the audited consolidated financial statements of Health Card included in Item 8 hereof. The selected consolidated income statement data for the years ended June 30, 1999 and 2000 and the selected consolidated balance sheet data as of June 30, 1999, 2000 and 2001 have been derived from audited consolidated financial statements of Health Card that are not included in this Form 10-K. The information contained in this table should be read in conjunction with Health Card's consolidated financial statements and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 hereof. All amounts are in thousands, except per share amounts.


                                                                       Year Ended June 30,
                                          -------------------------------------------------------------------------------
                                          -------------------------------------------------------------------------------

                                                 1999            2000            2001            2002            2003
                                              -----------     -----------     -----------     ------------     ----------
                                              -----------     -----------     -----------     ------------     ----------
Income Statement Data:/1
Revenues                                     $   128,262     $   167,676     $   272,119     $   459,832     $   573,266
Cost of claims                                   115,768         153,377         249,572         424,733         525,472
                                              -----------     -----------     -----------     ------------     ----------
                                              -----------     -----------     -----------     ------------     ----------
Gross profit                                      12,494          14,299          22,547          35,099          47,794
Selling, general and administrative
     expenses *                                   10,171          12,358          21,423          27,230          35,974
                                              -----------     -----------     -----------     ------------     ----------
                                              -----------     -----------     -----------     ------------     ----------
Operating income                                   2,323           1,941           1,124           7,869          11,820
Other income (expense)                               592             922             877            (502)           (804)
                                              -----------     -----------     -----------     ------------     ----------
                                              -----------     -----------     -----------     ------------     ----------
Income before provision for income
     taxes                                         2,915           2,863           2,001           7,367          11,016
Provision for income taxes                           976           1,247             843           2,900           4,602
                                              -----------     -----------     -----------     ------------     ----------
                                              -----------     -----------     -----------     ------------     ----------
Net income                                   $     1,939     $     1,616     $     1,158    $      4,467     $     6,414
                                              ===========     ===========     ===========     ============     ==========
                                              ===========     ===========     ===========     ============     ==========

Earnings per common share:
  Basic                                   $         0.37   $        0.24   $        0.16   $         0.62  $        0.85
  Diluted                                 $         0.37   $        0.24   $        0.16   $         0.56  $        0.80

Weighted average number of shares outstanding:
   Basic                                           5,205           6,720           7,101           7,213           7,590
   Diluted                                         5,205           6,720           7,200           7,909           8,036

 *  Includes amounts charged by
   affiliates aggregating                 $        2,817   $       2,986   $       4,081   $       1,889   $         862
Balance Sheet Data:
Cash and cash equivalents                 $        1,978   $      14,595   $      10,877   $       1,768   $       5,222
Working capital (deficit)                         (6,681)          6,030          (7,091)         (42,653)       (32,567)
Total assets                                      30,846          44,363          79,110         149,895         156,740
Long term debt including current
     portion                                           2           2,332           1,875          24,065          17,511
Total stockholders' equity                         1,998          13,425          15,472          21,277          28,426
Supplemental Data/2
Retail pharmacy claims processed                   3,066           4,059           7,403          14,371          17,330
Mail pharmacy claims processed                       171             255             487             767             902
Estimated plan participants
     (at year end)                                   521             505           1,500           2,500           2,500



1 Reference is made to Item 1 hereof, (Description of Business) and Item 7 hereof (Management's Discussion & Analysis) for descriptions of the various acquisitions that have been consummated in the last 3 years, and the financing arrangements that have been set in place; such acquisitions and financings affect the comparability of the information provided in the foregoing tables for fiscal years 2001 through 2003.

2      This data has not been audited. See Items 1 and 7 hereof.




Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The audited Consolidated Financial Statements include the accounts of Health Card and its wholly owned subsidiaries, PAI, PMP, Centrus, IPA, Specialty, NMHCRX Contracts, Inc. ("Contracts"), PBM Technology, Inc. ("PBM Tech"), NMHCmail and Integrail. Also included are the accounts of Funding. Unless the context otherwise requires, references herein to the "Company" or "Health Card" refer to the Company and its subsidiaries on a consolidated basis. The results of operations and balance sheet of PAI have been included in the consolidation as of July 20, 2000, the effective date that the Company acquired PAI. The results of operations and balance sheet of PMP have been included in the consolidation as of March 5, 2001, the effective date that the Company acquired PMP. The results of operations and balance sheet of Centrus and Funding have been included in the consolidation as of January 29, 2002, the effective date that the Company acquired Centrus. The results of operations and balance sheet of Integrail have been included in the consolidation as of November 1, 2002, the effective date that the Company acquired Integrail. All material intercompany balances and transactions have been eliminated in the consolidation.

     Health Card derives its revenue from the provision of comprehensive pharmacy benefit management services to sponsors of prescription benefit plans. Substantially all of the services Health Card provides to its sponsors are related to pharmacy benefit programs and services. Health Card also recognizes administrative fees and earns rebates at the time of claims adjudication.

     Revenue for the PBM division is earned and recognized as follows: administrative fees are agreed upon with the sponsor on either a per claim charge or a per plan participant per month charge. Per claim fees are billed to sponsors for the claims adjudicated during the period. Per plan participant per month fees are generally billed to sponsors at the beginning of the month. Since January 1, 2000, all services have been provided on a fee for service basis only. The amount of revenue related to the drugs dispensed by pharmacies participating in Health Card's pharmacy network is recognized at the time of dispensing the drug as the cost is incurred. The amount of revenue recognized is reduced by the amount of rebates that Health Card shares with its sponsors. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. In certain cases, the Company has not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. This has no impact on the Company's gross profit since neither the revenue nor the related cost of the prescriptions is recorded.

     The following table sets forth the breakdown of Health Card's revenues relating to pharmaceuticals dispensed and administrative fees ($ in thousands):

                                                   Years Ended June 30,
                                             2001        2002            2003
Revenues relating to:
Pharmaceuticals                           $266,959     $447,862        $562,283
Administrative fees and other                5,160       11,970          10,983
                                          ---------    --------        --------

         Total Revenues                   $272,119     $459,832        $573,266
                                          --------     --------        --------

     Health Card does not take possession or legal ownership of the pharmaceuticals dispensed by the retail pharmacy network or its out-sourced mail order facilities, although Health Card assumes the legal responsibility and financial risk of paying for dispensed pharmaceuticals whether or not Health Card is paid by its sponsors. Health Card does take possession and dispenses pharmaceuticals from its mail order facility and its specialty pharmacy as of August 1, 2003.

     Health Card utilizes its comprehensive pharmacy benefit database to perform outcome studies and to develop disease information programs which are used to reduce overall healthcare costs. The Company's Integrail division uses its software tools to analyze and predict outcomes for both medical and pharmacy data. These programs currently produce a small amount of revenue, but is starting to attract interest in the marketplace. Health Card believes that these value added information based services are becoming a more important component of managed care as well as management of the overall healthcare dollar, and therefore these services may provide an increasing source of revenue for Health Card in the future.

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

     Health Card processes its rebate claims either direct with the drug manufacturers, through its wholly-owned subsidiary, Specialty, for which it receives administrative fees, or through a third party rebate administrator. Effective July 1, 2001, Health Card has entered into an agreement with a third party administrator to handle all of its consolidated rebate claims which it does not otherwise submit direct to the drug manufacturers.

     The amount of rebates recognized as reductions to revenue or cost of claims is based on estimates tied to actual claims data. The third party administrator provides estimates to Health Card based on its analysis of the amount of rebates that Health Card's claims should generate. These estimates are prepared based on estimates of how Health Card's claims might influence the market share of a particular drug covered under an agreement with a drug manufacturer. Market share is generally defined as the percentage of utilization of a certain drug or drugs within its therapeutic class. Under Health Card's contract with the Administrator, Health Card receives a specified minimum amount per claim 150 days after the end of a quarter. Amounts above the minimum are shared between the Administrator and Health Card with final settlement twelve months after a quarter end. Health Card accrues rebates based upon an estimate provided by the Administrator.

     Health Card computes the amount of rebates due direct from the drug manufacturers based on the actual claims data, the criteria established in each individual contract, and the specified payment schedules. The drug manufacturers are obligated to reimburse Health Card for earned rebates within a specified period of time. Quarterly, Health Card reconciles its estimates to amounts received from the manufacturers.

     Certain of Health Card's sponsors are entitled to all or a portion of rebates received by Health Card, which portion varies contractually by sponsor. The manufacturer rebates retained by Health Card, after the sponsors receive their contractual amounts, have historically had a significant impact on Health Card's financial performance. For the fiscal years ended June 30, 2001, 2002 and 2003 the rebates retained by Health Card has equaled 19%, 19% and 11%, respectively, of the Company's total gross profit. Due to the expected continued growth and diversification of Health Card's business, Health Card expects rebates to continue to account for a significant, but declining, percentage of its total gross profit.

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

     Health Card plans to continue its organic growth through increased marketing of its services and by expanding the range of services offered, including value added consulting and information-based services through its Integrail division, mail order services through its facility in Florida, and specialty pharmacy services through its Ascend division. Health Card believes these services to be in growing demand within the healthcare industry. In addition, Health Card intends to continue to pursue an acquisition program to supplement its organic growth by making acquisitions of other pharmacy benefit management service providers, as well as related services providers.

Results of Operations

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

     Revenues increased $113.4 million, or approximately 25%, from $459.8 million for the fiscal year ended June 30, 2002, to $573.2 million for the fiscal year ended June 30, 2003. Of the increase, $156.0 million was due to the inclusion of revenues from Centrus, since it was acquired on January 29, 2002 and included a full fiscal year in 2003 compared to a little over five months in the fiscal year ended June 30, 2002. Another $84.2 million of the increase was due to revenues related to new sponsors or new services offered during fiscal 2003. These increases were partially offset by a revenue decrease related to two factors: 1) two major sponsors terminated their contracts with Health Card, one effective June 30, 2002 and one effective December 31, 2002 leading to a reduction in revenue of approximately $88 million, and 2) there were certain contracts during the twelve months ended June 30, 2003 that the Company recognized on a net revenue basis versus fewer contracts during the twelve months ended June 30, 2002 that the Company recognized on a net revenue basis. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the revenue nor the related costs of the prescriptions is recorded. Another factor affecting the year-over-year increase was rebates payable to the Company's sponsors increased by $23.2 for the twelve months ended June 30, 2003 as compared to the twelve months ended June 30, 2002. Since these rebates are treated as a reduction in revenues, this led to a reduction in the overall year-over-year revenue increase. The majority of the balance of the increase, or approximately $46 million, was due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant.

     Cost of claims increased $100.7 million, or approximately 24%, from $424.7 million for the fiscal year ended June 30, 2002, to $525.4 million for the fiscal year ended June 30, 2003. Centrus accounted for $151.6 million, of the increase. This increase was partially offset by the two factors described in the previous paragraph, namely, the loss of two major sponsors and the recognizing of certain contracts on a net revenue basis. An increase of $22.1 million in gross rebates received, which is treated as a reduction in cost of claims, for the fiscal year ended June 30, 2003 as compared to the fiscal year ended June 30, 2002 also led to a reduction in the year-over-year increase. The balance of the increase in cost of claims is related to the increased revenue as described above related to both new and existing sponsors. As a percentage of revenues, cost of claims decreased from 92.4% to 91.7% for the fiscal years ended June 30, 2002 and June 30, 2003, respectively. These same two factors contributed to the declining costs as a percentage of revenue. The two major sponsors are managed care organizations. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. While not all of the revenue associated with these two sponsors was replaced by new business, the new business, for the most part was not managed care, so consequently the cost of claims on the new business was lower than on the business it replaced. In addition, the contracts recognized on a net revenue basis decrease the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis. The decline in cost of claims as a percentage of revenues was moderated by the higher cost of claims on the Centrus book of business, which serves managed care clients primarily. Centrus' cost of claims for the fiscal year ended June 30, 2003 ran about 6 - 9 percentage points greater than the rest of the Company's business, and since Centrus accounted for 49% of the Company's revenue in the fiscal year, this impacted the overall cost of claims percentage.

     Gross profit increased from $35.1 million for the fiscal year ended June 30, 2002 to $47.8 million for the fiscal year ended June 30, 2003; a $12.7 million, or 36%, increase. In addition, to the revenue volume increase, Centrus accounted for $4.3 million, or 33%, of the increase. The increase in rebates (and administrative fees related to the collection of rebates) after accounting for the amount of rebates that are shared with sponsors, accounted for another $1.6 million, or 13%. Gross profit, as a percentage of revenue, increased from 7.6% to 8.3% for the twelve months ended June 30, 2002 and June 30, 2003, respectively. The contracts the Company recognizes on a net revenue basis have the effect of improving the gross margin as a percent of revenue due to the lower revenue base. Partially offsetting this impact, the Company has seen some decline in profit margins due to competitive pressures.

     Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $8.7 million, or approximately 32%, from $27.2 million for the fiscal year ended June 30, 2002 to $35.9 million for the fiscal year ended June 30, 2003. This increase is primarily related to the acquisition of Centrus. While the expenses specifically related to Centrus were $7.3 million greater in the twelve months ended June 30, 2003 as compared to the five months since the acquisition in the twelve months ended June 30, 2002, this was partially offset by reductions in other areas of the Company related to the full integration of Centrus. The Company analyzed every department in the Company and made decisions concerning the most efficient way to operate regardless of location. This evaluation has led to synergies across the Company and has allowed the Company to maximize the utilization of its resources. It is anticipated that this kind of analysis and deployment of resources will continue as the Company grows.

     Selling, general, and administrative expenses also increased in the twelve months ended June 30, 2003 due to the start-up of two new activities in the quarter ended December 31, 2002. The Company acquired Integrail as of November 1, 2002 (See Note 2 to the Consolidated Financial Statements comprising Item 8 hereof). In the months since the Company acquired Integrail, approximately $1.3 million of expenses were incurred primarily related to salary and benefits and depreciation and amortization. The other activity was the start-up of the build out of a mail order facility in Miramar, Florida. Prior to July 1, 2003, the Company out-sourced the total actual fulfillment of prescriptions that are ordered by mail. By bringing these services in-house the Company will be better able to control service and cost for its customers. For the twelve months ended June 30, 2003, approximately $450,000 of expenses were incurred on this endeavor. The division started dispensing pharmaceuticals as of July 1, 2003.

     Due to the additions of Integrail and the mail order facility along with Centrus for the full twelve months in the fiscal year ended June 30, 2003, the Company's expenses increased $4.4 million for expenditures related to increases in compensation and benefits, primarily associated with new employees including senior management. Some of this increase was also related to the replacement of resources from related parties with full time employees (see below). In addition, the Company incurred the following additional expenses in the twelve months ended June 30, 2003: 1) approximately $400,000 of expenses incurred related to two acquisitions which the Company did not complete, 2) approximately $127,000 related to a settlement of a New York State sales tax audit, and 3) the payment of $100,000 related to a terminated consulting agreement.

     General and administrative expenses charged by affiliates decreased approximately $1.0 million, or 54%, year-over-year from $1.9 million to $0.9 million for the fiscal years ended June 30, 2002 and June 30, 2003, respectively. The Company has eliminated many of the related party transactions effective January 1, 2002. The majority of the decrease related to reduced information technology services and management and consulting services procured from affiliated companies. The hiring of full time employees and the use of outside consultants replaced the use of affiliated companies to update the information technology infrastructure.

     Selling, general, and administrative expenses as a percent of revenue increased from 5.9% for the fiscal year ended June 30, 2002 to 6.3% for the fiscal year ended June 30, 2003. The main reason for the increase is the impact of recognizing more contracts on a net revenue basis, as that has the effect of dividing these same expenses over a smaller gross revenue base. In addition, the acquisition of Integrail and the start-up of NMHCmail led to an increase in this percentage.

     For the fiscal year ended June 30, 2002, the Company incurred other expense, net, of approximately $502,000. For the fiscal year ended June 30, 2003, the Company incurred other expense, net, of approximately $804,000. The components of the approximate $302,000 increase in net expense were an approximate $84,000 increase in interest expense, an approximate $270,000 decrease in interest income, offset by an approximate $52,000 additional gain on sold assets during the fiscal year ended June 30, 2002. The primary reasons for the net increase in expense were 1) the interest expense incurred on the Company's revolving credit facility and on the Note Offering to finance the acquisition of Centrus and Integrail (see Item 1, "Description of
Business-Recent Acquisitions", and Note 2 to the Consolidated Financial Statements comprising Item 8 hereof), and 2) the reduction in interest income since all cash balances go towards paying off the revolving credit facility. Partially offsetting the increase in other expense was an approximate $52,000 increase in deferred gain on the sale of assets related to a sale/leaseback transaction, which gain of approximately $459,000 was recorded as deferred revenue and is being recognized over the life of the lease, which is thirty-six
(36) months.  (See Note 9 to the Consolidated  Financial  Statements  comprising
Item 8 hereof.)

     Income before the provision for income taxes increased approximately $3.6 million, or 50%, from approximately $7.4 million, for the fiscal year ended June 30, 2002, to approximately $11.0 million for the fiscal year ended June 30, 2003. The primary reason for the increase was the improving efficiencies that come with scale arising from the integration of the acquisitions the Company has completed. As mentioned previously, the acquisition of Integrail and the start-up of the mail order facility had the impact of reducing profitability in the year ended June 30, 2003.

     EBITDA (earnings before interest, taxes, depreciation and amortization) increased by approximately $5.1 million or 46%, from $11.1 million for the fiscal year ended June 30, 2002 to $16.3 million for the fiscal year ended June 30, 2003. The primary factor for the increase was the approximate $4.0 million increase in operating income described above. In addition, there was an approximate $736,000 increase in depreciation and amortization and an approximate $438,000 increase in other intangible amortization related to the Company's acquisitions. (See "-- Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001.")

     The effective tax rate increased from 39.4% for the fiscal year ended June 30, 2002 to 41.8% for the fiscal year ended June 30, 2003. The increase stemmed primarily from an increase in the state tax rate as more of the Company's income has been allocated to higher taxed states.

     Net income for the fiscal year ended June 30, 2003 was approximately $6.4 million as compared to approximately $4.5 million for the fiscal year ended June 30, 2002; a 44% increase. Earnings per diluted share increased by $0.24, to $0.80 for the fiscal year ended June 30, 2003.

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

     Gross profit increased from $22.5 million for the fiscal year ended June 30, 2001 to $35.1 million for the fiscal year ended June 30, 2002; a $12.6 million, or 56%, increase. In addition, to the revenue volume increase, Centrus accounted for $4.2 million, or 33%, of the increase. PMP accounted for another $1.9 million, or 15%, of the increase. The increase in rebates (and administrative fees related to the collection of rebates) after accounting for the amount of rebates that are shared with sponsors, accounted for another $4.6 million, or 37%. Gross profit, as a percentage of revenue, declined from 8.3% to 7.6% for the fiscal years ended June 30, 2001 and June 30, 2002, respectively. The decrease year-over-year is again principally related to the lower margins achieved by Centrus. The Company has also seen a decline in profit margins due to competitive pressures.

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

     EBITDA (earnings before interest, taxes, depreciation and amortization) increased by approximately $7.4 million or 199%, from $3.7 million for the fiscal year ended June 30, 2001 to $11.1 million for the fiscal year ended June 30, 2002. The primary factor for the increase was the approximate $6.7 million increase in operating income described above. In addition, there was an approximate $870,000 increase in depreciation and amortization, including Centrus. This increase was partially offset by an approximate $202,000 decrease in goodwill and other intangibles amortization. (See chart below).

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

     The Company has acquired four companies in the last three years. In addition, the Company has made, in prior years, significant information technology infrastructure investments in terms of purchased hardware and internally developed software. Consequently, there is a significant amount of depreciation and amortization that flows through the Company's current financial statements related to these investments. Therefore, the Company believes that EBITDA is an important measure of its current financial performance. EBITDA is presented as net income plus the provision for income taxes, other expenses, net, and depreciation and amortization. While EBITDA is not a measure of financial performance under generally accepted accounting principles, it is provided as information for certain investors for analysis purposes for two reasons: (1) it excludes the impact of depreciation and amortization related to prior investments and (2) these items are not controllable in the current period. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with accounting principles generally accepted in the United States. EBITDA is calculated as follows:

                                                                      Year Ended June 30,
                                                    2001                       2002                  2003
                                          ---------------------- -------------------------- ------------------
                                          ---------------------- -------------------------- ------------------
Net income                                     $   1,158                   $   4,467             $   6,414
Provision for income taxes                           843                       2,900                 4,602
Other (income) expense, net                         (877)                        502                   804
Depreciation                                         700                       1,065                 1,389
Amortization                                       1,895                       2,199                 3,048
                                          ---------------------- -------------------------- ------------------
                                          ---------------------- -------------------------- ------------------
EBITDA                                         $   3,719                  $   11,133            $   16,257
                                          ====================== ========================== ==================


Liquidity and Capital Resources

     The Company's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. Effective July 2003, the Company requires cash to carry inventory in its mail order facility and specialty pharmacy. The Company also requires cash for potential acquisitions of other pharmacy benefit management companies or of companies providing related services. As of June 30, 2003, the Company had a working capital deficit of $32.6 million as compared to a working capital deficit of $42.7 million as of June 30, 2002. The primary reason for the improvement in working capital was the profitability generated by the Company during the fiscal year ended June 30, 2003. The Company has now acquired four companies since July 2000 (and a fifth in July 2003) utilizing primarily cash. This has had the effect of increasing the Company's working capital deficits until sufficient profitability is generated to pay back the cost of the acquisitions. In addition, the Company's revolving credit facility is treated all as a short-term liability per generally accepted accounting principles even though its terms do not expire until January 2005.

     Net cash provided by operating activities was $12.4 million and $15.7 million for the fiscal years ended June 30, 2002 and 2003, respectively. One factor leading to the $3.3 million increase in cash provided by operations was the $1.9 million of incremental net income generated during the fiscal year ended June 30, 2003 as compared to the fiscal year ended June 30, 2002. Another factor in the increase in cash was the changes in accounts receivables and payables during the two years. For the year ended June 30, 2002 accounts payable and accrued expenses increased by $41.7 million while receivables increased by $37.7 million, providing $4.0 million of cash. For the year ended June 30, 2003, accounts payable increased by $6.8 million while receivables decreased by $1.3 million generating $8.1 million of cash. Thus, $4.1 million more cash was provided by operations from changes in receivables and payables during the fiscal year ended June 30, 2003 as compared to June 30, 2002.

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

     Net cash used in investing activities was $6.0 million for the year ended June 30, 2003, as compared to $42.9 million for the year ended June 30, 2002. The primary differences in the two periods were the acquisition of Centrus for $40 million in the year ended June 30, 2002, and the acquisition of Integrail in the year ended June 30, 2003. The net cash outlay for Integrail was $1,472,425, representing the initial payment of $1,400,000 plus $72,425 of related expenses. No cash was assumed in the acquisition.

     During the year ended June 30, 2003 the Company borrowed a net of approximately $1.8 million under its revolving credit facility. These funds were primarily utilized to repay the principal balance of the Convertible Notes, which had been put in place to acquire Centrus, which has had the effect of significantly reducing the interest expense that the Company incurs. The Company also paid $0.8 million towards its outstanding capital lease and other debt obligations during the fiscal year ended June 30, 2003.

     The Company has entered into various capital lease transactions for hardware and software. The Company has also assumed various capital leases through its acquisitions. The principal balance of all capital leases as of June 30, 2003 was approximately $808,000.

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

     On January 29, 2002, the Company entered into a $40 million revolving credit facility, details of which are set forth in Item 1 above and in Note 9 to the Consolidated Financial Statements comprising Item 8 hereof. Borrowings of $28.7 million under the Facility were used to finance part of the purchase price of the Company's acquisition of Centrus. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreements governing the Facility. As of September 15, 2003, approximately $19.1 million was outstanding under the Facility, and the Company was in compliance with its financial-ratios covenants.

         The total future payments under these contractual obligations as of June 30, 2003 is as follows:

                                                              Payments Due by Period
Contractual Obligations                                         ($ in thousands)

                                                       Less than                                              After 5
                                       Total            1 year           1-3 years          4-5 years          Years
                                       -----            ------           ---------          ---------          -----

Long Term Debt                       $ 15,683       $   15,683           $    __       $       __        $      __

Capital Lease Obligations                 808              481               327               __               __

Operating Leases                       11,206            2,414             4,370             1,934           2,488

Sale-leaseback                            592              444               148               __               __
                                     ________          _______          ________            ______         _______


Total Contractual Cash
Obligations                         $  28,289        $  19,022           $ 4,845            $1,934         $ 2,488
                                    =========        =========          ========           =======        ========

     The members of PMP are eligible to receive additional consideration of up to $1,000,000 if certain PMP clients are retained over the first three years after acquisition. These targets were not met in the first two years so no additional consideration was due and payable. It is the Company's expectations that these amounts will not be earned in the third year either as the identified clients were not generally retained directly, although they were replaced.

     The   shareholders   of  Centrus  are   eligible   to  receive   additional
consideration of up to $4,000,000, payable over three years, if certain financial targets are met over the first two years. The financial performance targets were achieved during the first year and $2 million has been earned. Of this amount, $1 million was paid in May 2003 and another $1 million will be paid in May 2004.

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

     The Company anticipates that current cash positions, after its five acquisitions and the repayment of certain affiliate and shareholder debt, together with anticipated cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures, anticipated inventory levels and anticipated operating results for the next 24 months. However, it is one of the Company's stated goals to acquire other pharmacy benefit management companies and companies providing related services, evidenced by the five acquired since July 2000. This will require cash and depending on the Company's evaluation of future acquisitions, additional cash may be required. In addition, the Company is completing the build out of its mail order facility in Florida which will require cash to build out the facility and to acquire inventory. In the event that the Company's plans change or its assumptions prove to be inaccurate, or the proceeds from the Facility prove to be insufficient to fund operations and acquisitions, the Company could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all.

Other Matters

Inflation

     Management does not believe that inflation has had a material adverse impact on Health Card's net income.

Subsequent Events

     On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy ("PPRX"), Professional Pharmacy Associates ("PRXA", and together with PPRX, "PPP") and the individual shareholders (the "PPP Shareholders") to purchase all of the shares of PPP for $3,150,000 (the
"PPP Acquisition"). In addition, the Company agreed to pay to the PPP Shareholders up to $7,000,000 over a three-year period if the PPP business achieved certain financial targets. PPP provides specialty-pharmacy services in a broad range of areas, including women's health, pediatric care, men's health and transplant. Funds for the PPP Acquisition were supplied by the Company's revolving credit facility.

     In connection with the PPP Acquisition, several members of PPP's management team have joined the Company as employees, and have been granted stock options to purchase an aggregate of 150,000 shares of Common Stock, under the Company's 1999 Stock Option Plan, as amended. As of August 1, 2003, the Company's wholly-owned subsidiary, Ascend Specialty Pharmacy Services, Inc. ("Ascend") assumed all of the shares of PPP. Each of PRXA and PPRX continues to operate under their respective names, as subsidiaries of Ascend, in the state of Maine. The Company intends to position Ascend as a preferred provider with PPP's target markets while focusing on the extension of their specialty services to the Company's PBM division.

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

     The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. In certain cases, the Company has not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. This has no impact on the Company's gross profit since neither the revenue nor the related cost of the prescriptions is recorded.

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

Goodwill and Intangible Impairment

     In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On July 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment issues on a periodic basis thereafter. During the year ended June 30, 2003, the Company did not record any impairment losses related to goodwill and other intangible assets.

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


Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The audited financial statements of Health Card as of June 30, 2003, 2002 and 2001, and the related Schedules, are included in this Form 10-K following
Item 14 hereof.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Reference is made to the Current Report on Form 8-K dated July 19, 2002, and to the Current Report on Form 8-K dated June 15, 2001, regarding Health Card's dismissals of its independent auditors.


Item 9A.        CONTROLS AND PROCEDURES

     Health Card has established disclosure controls and procedures to ensure that material information relating to Health Card, including its consolidated subsidiaries, is made known to the officers who certify the financial reports of Health Card and to other members of senior management and the Board of Directors.

     Health Card's principal executive officer and principal financial officer have concluded that, based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that the information required to be disclosed by Health Card in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms.

     There were no significant changes in Health Card's internal controls or in other factors that could significantly affect those controls subsequent to the date of its most recent evaluation.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required is incorporated herein by reference to the fiscal year 2003 definitive Proxy Statement under the caption "Election of Directors", which the Company anticipates will be filed by October 28, 2003.


Item 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the fiscal 2003 Definitive Proxy Statement under the caption "Executive Compensation", which the Company anticipates will be filed by October 28, 2003.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the fiscal 2003 Definitive Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and Security Ownership of Management", which the Company anticipates will be filed by October 28, 2003.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTONS

     The information required by this item is incorporated herein by reference to the fiscal 2003 Definitive Proxy Statement under the caption "Certain Relationships and Related Transactions", which the Company anticipates will by filed by October 28, 2003.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Not applicable because this report is filed for a period ending prior to December 15, 2003.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a)  1.  Financial Statements

     The following Consolidated Financial Statements of Health Card are included herein:

          Independent Auditors' Reports                                           F-2 - F-3

          Consolidated Balance Sheet as of June 30, 2002 and 2003                     F-4

          Consolidated Statement of Income for each of the years ended
          June 30, 2001, 2002 and 2003                                                F-5

          Consolidated Statement of Stockholders' Equity for each
          of the years ended June 30, 2001, 2002 and 2003                             F-6

          Consolidated Statement of Cash Flows for each of the years ended
          June 30, 2001, 2002 and 2003                                                F-7

                  Notes to Consolidated Financial Statements                      F-8 - F-31

         2.       Financial Statement Schedule

                  Schedule II:  Valuation and Qualifying Accounts                 S-1 - S-2

         3.       Exhibits

Exhibit
Number       Description of Exhibit

 2.1     Asset Purchase Agreement dated as of November 1, 2002, by and between Health Card,
         Integrail  Acquisition Corp., Health Solutions, Ltd., and certain security holders of Health Solutions, Ltd. (10)
 2.2     Assignment Agreement dated as of November 1, 2002, by and between
         Health Card, Integrail Acquisition Corp., and Health Solutions, Ltd. (10)
 2.3     Stock Purchase Agreement dated July 31, 2003, among Health Card and Portland
         Professional Pharmacy, Portland Professional Pharmacy Associates and the
         individuals listed on Schedule I thereto
 3.1     Certificate of Incorporation of Health Card (7)
 3.4     By-Laws of Health Card (7)
 4.1     Form of Specimen Common Stock Certificate (9)
 4.2     Form of Warrant Agreement, including form of Representatives' Warrants (1)
10.1     Mail Service Provider Agreement, dated July 1, 1996, between Health Card and
         Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.2     Amendment to Mail Service Provider Agreement, dated January 1, 1997, between
         Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.3     Software License Agreement and Professional Service Agreement, dated February
         18, 1998, between Health Card and Prospective Health, Inc. (1)
10.4     1999 Stock Option Plan (1)
10.5     Employee Covenant Agreement, dated June 15, 1998, between Health Card and Mary Casale (1)
10.6     Employee Covenant Agreement, dated June 16, 1998, between Health Card and Ken Hammond (1)
10.7     Stock Option Agreement, dated August 3, 1999, between Health Card and Ken
         Hammond (4)
10.8     Employment Agreement, dated March 27, 2000, between Health Card and
         David Gershen (4)
10.9     Stock Option Agreement, dated May 1, 2000, between Health Card and David
         Gershen (4)
10.10    Employment Agreement, dated May 3, 2000, between Health Card and James
         Bigl (4)
10.11    Stock Option Agreement, dated June 12, 2000, between Health Card and James
         Bigl (4)
10.12    Stock Option Agreement, dated August 3, 1999, between Health Card and
         Kenneth J. Daley (4)
10.13    Stock Option Agreement, dated August 3, 1999, between Health Card and
         Gerald Angowitz (4)
10.14    Assignment, dated November 1, 1996, from Sandata, Inc., to BFS Realty,
         LLC (1)
10.15    Lease, dated August 10, 1998, between 61 Manorhaven Boulevard, LLC and
         Health Card (1)
10.16    Letter, dated June 3, 1999, from Bert Brodsky to Health Card (1)
10.17    Letter, dated June 3, 1999, from Gerald Shapiro to Health Card (1)
10.18    Agreement of Guaranty, dated June 1, 1998, by Bert E. Brodsky in favor of Health Card (1)
10.19    Promissory Note, dated July 31, 2000, made payable by P.W. Capital, LLC to the order of Health Card, in the amount of $3,890,940 (4)
10.20    Letter, dated  June 8, 1999, from P.W. Capital Corp. to Health Card (1)
10.21    Letter, dated June 9, 1999, from Bert E. Brodsky to Health Card (1)
10.22    Letter, dated June 8, 1999, from the Bert E. Brodsky Revocable Trust to Health Card (1)
10.23    Letter Agreement, dated June 30, 1999, between the Bert E. Brodsky Revocable
         Trust and Health Card (1)
10.24    Employment Agreement, dated July 1, 1999, between Health Card and Bert E. Brodsky (1)
10.25    Letter, dated June 8, 1999, from Bert E. Brodsky to Health Card (1)
10.26    Form of Lock-Up Agreement (1)
10.27    Acquisition and Merger Agreement, dated as of June 27, 2000, between
         Health Card and Pharmacy Associates, Inc. (3)
10.28    Lease Agreement, dated March 4, 1996, between Pharmacy Associates, Inc. and
         Executive Park Partnership (4)
10.29    Amendment to Lease, dated November 2, 1998, between Pharmacy Associates, Inc.
         and Executive Park Partnership (4)
10.30    Amendment to Lease, dated November 19, 1998, between Pharmacy Associates, Inc.
         and Executive Park Partnership (4)
10.31    Lease Agreement, dated July 8, 1999, between Pharmacy Associates, Inc. and
         Executive Park Partnership (4)
10.32    Asset Purchase Agreement dated as of March 5, 2001 among National Medical Health
         Card Systems, Inc., PMP Acquisition Corp., Provider Medical Pharmaceutical, LLC
         and members of PMP (5)
10.33    Employment Agreement, dated June 4, 2001, between National Medical Health Card
         Systems, Inc. and Tery Baskin (6)
10.34    Stock Option Agreement, dated June 4, 2001, between National Medical Health Card
         Systems, Inc. and Tery Baskin (6)
10.35    Stock Option Agreement, dated June 12, 2001, between National Medical Health Card
         Systems, Inc. and James Bigl (6)
10.36    Asset Purchase Agreement dated January 29, 2002 by and among the Company,
         Health Solutions Limited ("HSL"), HSL Acquisition Corp., a wholly-owned subsidiary of the Company, and the security holders of HSL (8)
10.37    Receivables  Purchase and Transfer  Agreement  dated January 29, 2002 by and among the Company and certain of its subsidiaries and NMHC Funding, LLC (8)
10.38    Loan and Security Agreement dated January 29, 2002, by and between NMHC Funding, LLC and HFC Healthco-4, LLC, an affiliate of Healthcare Finance Group, Inc. (8)
10.39    Lease Agreement dated as of August 1, 2001, between National Medical Health
         Card Systems, Inc. and BFS Realty, LLC (6)
10.40    Amended Lease Agreement dated as of August 1, 2001,  between National Medical
         Health Card Systems, Inc. and BFS Realty, LLC (6)
10.41    2003 Employee Stock Purchase Plan (11)
10.42    Amendment No. 2 dated April 15, 2002 to Employment Agreement between
         Health Card and James Bigl
10.43    Amendment No. 3 dated October 14, 2002 to Employment Agreement between
         Health Card and James Bigl
10.44    Amendment No. 4 dated November 6, 2002 to Employment Agreement between
         Health Card and James Bigl
10.45    Stock Option Agreement between Health Card and James Bigl dated February 20, 2001
10.46    Stock Option Agreement between Health Card and James Bigl dated April 30. 2002
10.47    Stock Option Agreement between Health Card and James Bigl dated June 26, 2002
10.48    Stock Option Agreement between Health Card and James Bigl dated July 22, 2003
10.49    Employment Agreement dated October 14, 2002 between Health Card and Bert Brodsky
10.50    Employment Agreement dated November 20, 2002 between Health Card and Agnes Hall
10.51    Stock Option Agreement between Health Card and Agnes Hall dated January 8, 2001
10.52    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated
         January 8, 2001
10.53    Stock Option Agreement between Health Card and Agnes Hall dated August 10, 2001
10.54    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated August 10, 2001
10.55    Stock Option Agreement between Health Card and Agnes Hall dated December 4, 2001
10.56    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated December 4, 2001
10.57    Stock Option Agreement between Health Card and Agnes Hall dated July 31, 2002
10.58    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated July 31, 2002
10.59    Stock Option Agreement between Health Card and Agnes Hall dated August 1, 2003
10.60    First Amendment dated November 6, 2002 to Employment Agreement between Health Card and David Gershen
10.61    Stock Option Agreement between Health Card and David Gershen dated February 20, 2001
10.62    Stock Option Agreement between Health Card and David Gershen dated September 24, 2001
10.63    Stock Option Agreement between Health Card and David Gershen dated August 1, 2002
10.64    Stock Option Agreement between Health Card and David Gershen dated August 1, 2003
10.65    First Amendment dated November 6, 2002 to Employment Agreement between Health Card and Tery Baskin
10.66    Stock Option Agreement between Health Card and Tery Baskin dated July 20, 2000
10.67    Stock Option Agreement between Health Card and Tery Baskin dated August 10, 2001
10.68    Stock Option Agreement between Health Card and Tery Baskin dated August 1, 2002
10.69    Stock Option Agreement between Health Card and Tery Baskin dated September 19, 2002
10.70    Stock Option Agreement between Health Card and Tery Baskin dated August 1, 2003
10.71    Employment Agreement between Health Card and Patrick McLaughlin dated January 29, 2002
10.72    Stock Option Agreement between Health Card and Patrick McLaughlin dated January 29, 2002
10.73    Stock Option Agreement between Health Card and Patrick McLaughlin dated August 1, 2003
10.74    Amendment to Stock Option Agreement dated January 29, 2002 between Health Card and
         Patrick McLaughlin
10.75    Stock Option Agreement between Health Card and Gerald Angowitz dated November 20, 2000
10.76    Stock Option Agreement between Health Card and Gerald Angowitz dated February 20, 2001
10.77    Stock Option Agreement between Health Card and Gerald Angowitz dated April 9, 2003
10.78    Stock Option Agreement between Health Card and Kenneth J. Daley dated November 20, 2000
10.79    Stock Option Agreement between Health Card and Kenneth J. Daley dated February 20, 2001
10.80    Stock Option Agreement between Health Card and Kenneth J. Daley dated April 9, 2003
10.81    Stock Option Agreement between Health Card and Ronald L. Fish dated November 20, 2000
10.82    Stock Option Agreement between Health Card and Ronald L. Fish dated February 20, 2001
10.83    Stock Option Agreement between Health Card and Ronald L. Fish dated April 9, 2003
10.84    Stock Option Agreement between Health Card and Paul J. Konigsberg dated November 20, 2000
10.85    Stock Option Agreement between Health Card and Paul J. Konigsberg dated February 20, 2001
10.86    Stock Option Agreement between Health Card and Paul J. Konigsberg dated April 9, 2003
10.87    Stock Option Agreement between Health Card and Bert E. Brodsky dated February 20, 2001
10.88    Stock Option Agreement between Health Card and Gerald Shapiro dated February 20, 2001
10.89    Lease dated November 1, 2002 between B/A Airport Park Solutions, LLC and Health Card
10.90    Lease Addendum dated March 10, 2003 between B/A Airport Park Solutions, LLC and Health Card
10.91    Lease Agreement dated November 18, 2002 between Sunbeam Development Corporation and
         NMHCRx Mail Order, Inc.
10.92    Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development
         Corporation and NMHCRx Mail Order, Inc.
10.93    AmerisourceBergen Prime Vendor Agreement, dated July 21, 2003 between NMHCRx Mail Order, Inc.
         d/b/a NMHCmail and AmerisourceBergen Drug Corporation
14.      Code of Ethics
21.      List of Subsidiaries
23.1     Consent of Ernst & Young LLP to the incorporation by reference in the
         Registration Statement on Form S-8 (File No. 333-8224) of its report dated September 29, 2003
23.2     Consent of Goldstein Golub Kessler LLP to the  incorporation  by reference in the
         Registration  Statement on Form S-8 (File No. 333-8224) of its report dated September 29, 2003
31.1     Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act 31.2 Rule 13a-14(a)/15d-14(a) Certification of CFO
         pursuant to Section 302 of the Sarbanes-Oxley Act
32.1     Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act
32.2     Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act


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

     (9) Denotes document filed as an Exhibit to Health Card's Amendment number 1 on Form 8-K/A filed with the Securities and Exchange Commission on May 21, 2002 and incorporated herein by reference.

     (10) Denotes document filed as an Exhibit to Health Card's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

     (11) Denotes document filed as an Exhibit to Health Card's Definitive Proxy Statement on Schedule 14-A on October 25, 2002 and incorporated herein by reference.

(b) Reports on Form 8-K

     A Form 8-K was filed with the Securities and Exchange Commission on May 16, 2003 and August 12, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
-----------------------------------------------------------------------
        (Registrant)

By  /s/Bert E. Brodsky
    --------------------------------------------------------------------
       Bert E. Brodsky, Chairman
Date:  September 29, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By    /s/  Bert E. Brodsky
   --------------------------------------------------------------------
           Bert E. Brodsky, Chairman of the Board
Date: September 29, 2003

By   /s/  Gerald Shapiro
  ---------------------------------------------------------------------
          Gerald Shapiro, Vice Chairman of the Board, Secretary
Date: September 29, 2003

By   /s/  James J. Bigl
   -------------------------------------------------------------------
          James J. Bigl, Chief Executive Officer, Principal Executive
            Officer and Director
Date: September 29, 2003

By   /s/  Gerald Angowitz
  -------------------------------------------------------------------
        Gerald Angowitz, Director
Date: September 29, 2003

By   /s/  Kenneth J. Daley
  -------------------------------------------------------------------
          Kenneth J. Daley, Director
Date: September 29, 2003

By   /s/  Paul J. Konigsberg
  -------------------------------------------------------------------
          Paul J. Konigsberg, Director
Date:September 29, 2003

By   /s/  Ronald L. Fish
  -------------------------------------------------------------------
          Ronald L. Fish, Director
Date: September 29, 2003

By   /s/ David J. Gershen
  -------------------------------------------------------------------
         David J. Gershen, Principal Financial and Accounting Officer
Date: September 29, 2003

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------









Independent Auditors' Reports                                    F-2 - F-3


Consolidated Financial Statements:
   Balance Sheet                                                    F-4
   Statement of Income                                              F-5
   Statement of Stockholders' Equity                                F-6
   Statement of Cash Flows                                          F-7
   Notes to Consolidated Financial Statements                   F-8 - F-31

                         Report of Independent Auditors


The Board of Directors and Stockholders of
National Medical Health Card Systems, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of National Medical Health Card Systems, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Medical Health Card Systems, Inc. and subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective July 1, 2001.


                                                       /s/ Ernst & Young LLP
Melville, New York
September 5, 2003

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
National Medical Health Card Systems, Inc.


     We have audited the accompanying consolidated statements of income, stockholders' equity (deficiency), and cash flows for the year ended June 30, 2001 of National Medical Health Card Systems, Inc. and Subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of National Medical Health Card Systems, Inc. and Subsidiaries' operations and their cash flows for the year ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 31, 2001



                                  NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEET

                                ($ in thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                                    June 30,              June 30,
Assets                                                                                2002                 2003
                                                                                      ----                 ----
Current:

  Cash and cash equivalents (including cash equivalent investments of $1,187        $ 1,768               $ 5,222
    and $1,189, respectively)
  Restricted cash                                                                     2,653                 2,383
  Accounts receivable, less allowance for doubtful accounts of $2,248
             and $2,014, respectively                                                59,285                52,022
  Rebates receivable                                                                 15,775                24,584
  Due from affiliates                                                                   504                 4,165
  Deferred tax assets                                                                 1,542                 2,065
  Other current assets                                                                  610                 1,714
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                           82,137                92,155

  Property, equipment and software development costs, net                             9,031                 8,239
  Due from affiliates                                                                 3,620                     -
  Intangible assets, net of accumulated amortization of $406 and $1,210,
    respectively                                                                      2,523                 2,291
  Goodwill                                                                           52,035                53,669
  Other assets                                                                          549                   386
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                               $  149,895            $  156,740
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current Liabilities:

  Accounts payable and accrued expenses                                          $  100,525            $  106,675
  Revolving credit facility and loans payable-current                                13,835                15,683
  Convertible notes payable                                                           8,000                     -
  Current portion of capital lease obligations                                          556                   481
  Due to officer/stockholder                                                            696                 1,117
  Income Taxes payable                                                                    -                   629
  Other current liabilities                                                           1,178                   137
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                      124,790               124,722
  Capital lease obligations, less current portion                                       809                   327
  Other long term liabilities                                                           865                 1,020
  Deferred tax liability                                                              2,154                 2,245
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                              128,618               128,314
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
Stockholders' Equity:

  Preferred stock $.10 par value; 10,000,000 shares authorized, none outstanding         -                     -
  Common Stock, $.001 par value, 25,000,000 shares authorized,  7,550,239 and
    7,812,907 shares issued, 7,359,239 and 7,621,907 outstanding, respectively           8                     8

  Additional paid-in-capital                                                        14,292                15,027
  Retained earnings                                                                  7,721                14,135
  Treasury stock at cost, 191,000 shares                                              (744)                 (744)
---------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                     21,277                28,426
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                                 $  149,895            $  156,740
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
                               See accompanying notes to consolidated financial statements

                                                                             F-4




           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                        CONSOLIDATED STATEMENT OF INCOME

              (All amounts in thousands, except per share amounts)
                                                                                    Years ended June 30,
                                                                       2001              2002                2003
                                                                       ----              ----                ----

--------------------------------------------------------------------------------------------------------------------

Revenue                                                         $   272,119       $   459,832       $   573,266
Cost of claims                                                      249,572           424,733           525,472
-------------------------------------------------------------------------------------------------------------------

Gross profit                                                         22,547            35,099            47,794

Selling, general and administrative expenses*                        21,423            27,230            35,974

------------------------------------------------------------------------------------------------------------------
Operating income                                                      1,124             7,869            11,820
------------------------------------------------------------------------------------------------------------------

Other income (expense):
Interest expense                                                       (236)           (1,125)           (1,209)
Interest income                                                       1,113               522               252
Other income, net                                                         -               101               153
------------------------------------------------------------------------------------------------------------------
                                                                        877              (502)             (804)
------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                              2,001             7,367            11,016
Provision for income taxes                                              843             2,900             4,602

------------------------------------------------------------------------------------------------------------------
Net income                                                        $   1,158        $    4,467        $    6,414
==================================================================================================================

Earnings per common share:
  Basic                                                           $    0.16        $     0.62        $     0.85

==================================================================================================================
  Diluted                                                         $    0.16        $     0.56        $     0.80
==================================================================================================================


Weighted-average number of common shares outstanding:
  Basic                                                               7,101             7,213             7,590

==================================================================================================================
  Diluted                                                             7,200             7,909             8,036
==================================================================================================================

* Includes amounts charged by affiliates aggregating:           $     4,081        $    1,889          $    862


------------------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements
                                                                             F-5



           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------
                 Consolidated Statement Of Stockholders' Equity
                           (All amounts in thousands)

                                            Notes
                                        Receivable   Preferred Stock   Common Stock     Additional    Retained   Treasury Stock
                                        ----------   ---------------   ------------    -----------   ---------   --------------
                                       Stockholders  Shares Amount    Shares Amount  Paid-in-Capital  Earnings    Shares Amount
                                       ------------  ------ ------    ------ ------  ---------------  --------    ------ ------
 Balance at June 30, 2000              $  (339)        -    $   -      6,912 $   7    $  12,405       $ 2,096      191  $ (744)
  Principal paid on notes receivable        65         -        -          -     -            -             -        -       -
  Interest paid on notes receivable        (26)        -        -          -     -            -             -        -       -
  Stock issued - PAI acquisition             -         -        -        400     -          850             -        -       -
  Net income                                 -         -        -         -      -            -         1,158        -       -

 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------
 Balance at June 30, 2001                 (300)        -        -      7,312     7       13,255         3,254      191    (744)
  Principal paid on notes receivable       300         -        -          -     -            -             -        -       -
 Exercise of stock options                  -          -        -        175     1          787             -        -       -
  Stock issued - PAI acquisition            -          -        -         63     -          250             -        -       -
  Net income                                -          -        -          -     -            -         4,467        -       -

 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 2002                   -         -        -      7,550     8       14,292         7,721      191    (744)
  Exercise of stock options                  -         -        -        221     -          485             -        -       -
  Stock issued - PAI acquisition             -         -        -         42     -          250             -        -       -
  Net income                                 -         -        -          -     -            -         6,414        -       -

 --------------------------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------------------------
 Balance at June 30, 2003               $    -         -    $   -      7,813   $ 8     $ 15,027       $14,135      191  $ (744)
 --------------------------------------------------------------------------------------------------------------------------------
           See accompanying notes to consolidated financial statements

                                                                             F-6


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                                                                            Years Ended June 30,
                                                                                   ---------------------------------------
                                                                                   ---------------------------------------
                                                                                       2001         2002          2003
                                                                                       ----         ----          ----
Cash flows from operating activities:
             Net income                                                            $  1,158    $   4,467     $   6,414
               Adjustments to reconcile net income to net cash
               provided by operating activities:
                 Depreciation and amortization                                        2,585        3,264         4,437
                 Amortization of deferred gain                                            -         (102)         (153)
                 Net gain on disposal of capital assets                                   -         (331)          (13)
                 Provision for doubtful accounts                                        857          546           164
                 Compensation expense accrued to officer/stockholder                    482          154           821
                 Deferred income taxes                                                  391           13          (433)
                 Interest accrued on stockholders'/affiliate's loans                    (26)           -          (165)
                 Changes in assets and liabilities, net of effect from acquisitions:
                 Restricted cash                                                       (468)      (1,055)          270
                 Accounts receivable                                                (10,155)     (29,750)        7,486
                 Rebates receivable                                                  (1,304)      (7,986)       (8,809)
                 Other current assets                                                  (594)         387        (1,028)
                 Due to/from affiliates                                                (346)         351          (276)
                 Other assets                                                            42          (54)          (19)
                 Accounts payable and accrued expenses                               19,527       41,713          6,844
                 Income taxes payable and other current liabilities                     (56)          83          (163)
                 Other long term liabilities                                             (2)         715           308
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             12,091      12,415        15,685
--------------------------------------------------------------------------------------------------------------------------
------------ -------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
             Capital expenditures                                                    (3,842)      (3,196)       (2,468)
             Acquisition of Integrail, net of cash acquired                               -            -        (1,482)
             Acquisition of Centrus, net of cash acquired                                 -      (40,287)       (1,070)
             Acquisition of PAI, net of cash acquired                                (4,614)      (1,000)       (1,000)
             Acquisition of PMP, net of cash acquired                                (6,706)           -             -
             Proceeds from disposal of capital assets                                    30        1,321            22
             Repayment of note by stockholder                                             -          300             -
             Principal received on notes from stockholders                               65            -             -
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (15,067)     (42,862)       (5,998)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

             Proceeds from exercise of stock options                                      -         788            485
             Proceeds from convertible note offering                                      -      11,600              -
             Repayment of convertible note offering                                       -      (3,600)        (8,000)
             Proceeds from revolving credit facility                                  4,000      28,700        688,750
             Repayment of revolving credit facility                                  (4,000)    (14,887)      (686,901)
             Deferred financing costs                                                     -        (486)           183
             Repayment of debt and capital lease obligations                           (742)       (777)          (750)
------------ -------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                    (742)     21,338         (6,233)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                 (3,718)     (9,109)         3,454
Cash and cash equivalents at beginning of year                                       14,595      10,877          1,768
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                          $  10,877  $    1,768     $    5,222
--------------------------------------------------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements
                                                                             F-7

                             NATIONAL MEDICAL HEALTH CARD, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (All $ in thousands, except per share amounts)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     1.  PRINCIPAL  BUSINESS  ACTIVITY  AND  SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES: National Medical Health Card Systems, Inc. (the "Company," "Health Card") provides comprehensive pharmacy benefit management ("PBM") services to plan sponsors, which include managed care organizations, local governments, unions, corporations and third party health care plan administrators through its network of licensed pharmacies throughout the United States. The Company's pharmacy benefit management services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail order pharmacy claims management, specialty pharmacy claims management, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, disease information services, data access, reporting and information analysis, and physician profiling. In addition, the Company operates a mail order pharmacy, a specialty pharmacy, and health informatics company.

     The audited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc., and its wholly owned subsidiaries, Pharmacy Associates, Inc. ("PAI"), Interchange PMP, Inc. ("PMP"), Centrus Corporation f/k/a HSL Acquisition Corp. (see Note 2) ("Centrus") National Medical Health Card IPA, Inc. ("IPA"), Specialty Pharmacy Care, Inc. ("Specialty"), NMHCRX Contracts, Inc. ("Contracts"), PBM Technology Inc. ("PBM Tech"), NMHCRX Mail Order, Inc. ("Mail Order") and Integrail, Inc. ("Integrail"). Also included on a consolidated basis are the accounts of NMHC Funding, LLC ("Funding"), a limited liability company of which the Company and some of its subsidiaries are the owners of all of the membership interests. Unless the context otherwise requires, references herein to the "Company" or "Health Card" refer to the Company and its subsidiaries, on a consolidated basis. All material intercompany balances and transactions have been eliminated in the consolidation

     In October 1998, the Company acquired IPA, which is an independent practice association under the laws of New York. The Company acquired PSCNY IPA, Inc. (`PSCNY") as part of the Centrus Acquisition (see Note 2). Health Card's IPA was dissolved. PSCNY was utilized by Centrus to contract with Health Maintenance Organizations or providers containing financial risk-sharing provisions which represents some of Centrus' largest sponsors. PSCNY's name was changed to IPA in September 2002. IPA is subject to the regulatory authority of the Department of Health and the laws, rules and regulations applicable to independent practice associations in New York.

     Specialty was incorporated in January 2000. This wholly owned subsidiary was established to provide manufacturer rebate administration services to Health Card. Effective as of April 2000, Health Card began to enter into rebate agreements directly with drug manufacturers. Although some of these agreements are between Health Card and drug manufacturers, Specialty administers these contracts on behalf of Health Card. Specialty is paid administrative fees by the drug manufacturers and/or retains a percentage of rebates collected. Currently, Specialty does not have any full-time employees. Specialty reimburses the Company for the use of its employees on an as-needed basis.

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

     NMHCRX Mail Order, Inc. was incorporated in August 2002 to provide mail order pharmacy services to the Company's existing sponsors as well as other small regional PBMs. Prior to opening its own facility in Miramar, Florida, the Company outsourced all its mail order business. The subsidiary has its own employees and rents the facility, including a warehouse, from an unrelated third party. All revenue generated by Mail Order for fulfillment of prescriptions for the Company's members, with the exception of co-pays collected from members, is eliminated in consolidation. The revenue is eliminated on Mail Order's books as the revenue is recorded in the Company's PBM's books, as it is the entity that has contracted with the sponsor.

     The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity date of three months or less from purchase date to be cash equivalents. These also include short-term, highly liquid municipal bonds with interest rates that are reset monthly which are readily convertible into cash at par value (cost). Restricted cash balances at June 30, 2002 and 2003 includes approximately $2,653 and $2,383, respectively, which are restricted as to their use as related to the maintenance of minimum cash balances in accordance with Ohio statute.

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

     Revenue  under  the fee for  service  arrangement  related  to the sales of prescription drugs by the Company's nationwide network of pharmacies is recognized when the claims are adjudicated. At the point-of-sale, the pharmacy claims are adjudicated using the Company's on-line processing system. Adjudication is the process by which the plan participant is checked for eligibility of coverage, the prescription is compared to the plan parameters established by the sponsor, the particular drug is reviewed for contraindications based upon the plan participant's drug history, age and sex, and the information is placed into a database available for reporting and query. The Company invoices plan sponsors and includes as revenue the Company's administrative fees and charges relating to pharmaceuticals dispensed by the Company's network of pharmacies. Revenue is reduced by the amount of rebates paid to the Company's sponsors. Cost of claims includes the amounts paid to the Company's network of pharmacies for pharmaceutical claims reduced by gross rebates received from drug manufacturers. The Company does not take possession or legal ownership of the pharmaceutical drugs dispensed by the pharmacy network excluding its own mail order facility. The Company assumes the legal responsibility and financial risk of paying for dispensed pharmaceuticals whether or not the Company is paid by its sponsors.

     The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. In certain cases, the Company has not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. This has no impact on the Company's gross profit since neither the revenue nor the related cost of the prescriptions is recorded.

     The Company follows the provisions of EITF 00-14, Accounting for Certain Sales Incentives - Coupons, Rebates and Discounts in connection with the Company's rebates to sponsors. These rebates are recognized when the Company is entitled to them in accordance with the terms of the Company's arrangements with drug manufacturers, third party rebate administrators, and the Company's sponsors, and when the amount of the rebates is determinable. The Company records the gross rebate receivable and the appropriate payable to the sponsors based on estimates, which are subject to final settlement. The estimates are based upon the claims submitted and the Company's rebate experience, and are adjusted as additional information becomes available. Currently some rebates are processed by a third party rebate administrator and the remaining rebates are submitted by Specialty directly to the drug manufacturers for reimbursement. For the years ended June 30, 2001, 2002 and 2003 the rebates retained by the Company were approximately $4,255, $6,513 and $5,398, respectively.

     Mail Order began filling prescriptions out of the Miramar facility on August 1, 2003. Mail Order maintains an inventory of pharmaceuticals, which it purchases from a drug wholesaler or direct from the manufacturer. Mail Order recognizes revenue at the point of adjudication for both the co-pay collected from the individual member, as well as for the "sale" of the prescription to the PBM at specified prices. Revenue from this sale is eliminated in consolidation. Inventory is stated at the lower of cost (first in, first out method) or market.

     Integrail invoices its customers quarterly primarily for license fees, connectivity charges, analytical support and implementation charges. Based upon the contract with the customer, they are invoiced either retroactively or prospectively. Revenue is recognized equally over the quarter that is invoiced for. License fees are based on an annual formula, which includes a flat base fee and then a per member amount charge when the number of members exceeds various thresholds.

     Property and equipment is recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the property and equipment (generally 3 to 7 years). Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful lives of the assets.

     The costs of software developed for internal use incurred during the preliminary project stage are expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post-implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives. During the years ended June 30, 2002 and 2003, approximately $824 and $1,012, respectively, in software development costs related to internal programming time were capitalized.

     Amortization of capitalized amounts commences on the date the software is placed into use and is computed using the straight-line method over the estimated economic life of the software, which prior to June 2001 was five years and subsequently has been primarily three years. Amortization expense was approximately $1,327, $1,834, and $2,245 for the years ended June 30, 2001, 2002 and 2003, respectively.

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

     The Company accounts for stock option grants to employees under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

     Pro forma information regarding net loss applicable to common stockholders is required by SFAS 123, "Accounting for Stock-Based Compensation," which also requires that the information be determined as if the Company has accounted for its stock options under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for these options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants in the years ended June 30, 2001, 2002, and 2003: no dividend yield, weighted-average expected life of the option of five years, risk-free interest rate ranges of .84% to 5.82% and a volatility of 90.8%, 86.2%, and 83.2%, respectively, for all grants. The weighted-average value of options granted is $.96, $6.77, and $4.99 for the three years ended June 30, 2001, 2002, and 2003.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The Company adopted SFAS No. 148 effective December 31, 2002.

     The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

    Year ended June  30,               2001           2002         2003
   ----------------------------------------------------------------------------
   Reported net income               $1,158         $4,467       $6,414
   Stock compensation expense
    included in net  income               -              -            -
   Pro forma compensation expenses     (320)          (666)      (1,574)
   ----------------------------------------------------------------------------
   Pro forma net income              $  838         $3,801       $4,840
   ============================================================================
   Pro forma earnings per share:
    Basic                            $  .12          $ .53       $  .64
    Diluted                          $  .12          $ .48       $  .60
   ============================================================================

     The Company may be subject to a concentration of credit risk with respect to its trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances to cover potential or anticipated losses for uncollectible accounts.

     Financial instruments which potentially subject the Company to concentrations of credit risk are cash balances deposited in financial institutions which exceed FDIC or SIPC insurance limits. Amounts on deposit with financial institutions, which exceeded the FDIC or SIPC insurance limits at June 30, 2002 and 2003, were approximately $7,710 and $5,694, respectively.

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

     The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, and revolving credit facility, approximate fair value because of the current nature of these instruments. Loans due from affiliates and an officer bear market interest rates; therefore, the Company believes that the carrying amount approximates fair value.

     For comparability, certain 2001 and 2002 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2003.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, Business Combinations and Goodwill and Other Intangibles, respectively. FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company has adopted SFAS Nos. 141 and 142 as of July 1, 2001 and has performed the requisite impairment testing. As of June 30, 2003 there is no impairment to the goodwill recorded on the accompanying balance sheet.

     SFAS 142 requires the disclosure of net income and earnings per share computed on a pro forma basis by reversing the goodwill amortized in the periods presented. Such pro forma disclosures are required in the period of adoption and thereafter until all periods presented reflect goodwill accounted for in accordance with SFAS 142. The goodwill amortized in the year ended June 30, 2001 was $396. Therefore, had SFAS 142 been effective prior to July 1, 2001, the Company's net income would have been $1,554 or $0.22 per basic and diluted share for the year ended June 30, 2001.

     The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules supersede the provisions of Accounting Principals Board Opinion No. 30 ("APB No. 30") with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date as presently required by APB No. 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The implementation of SFAS No. 144 had no impact on the Company's financial statements as of and for the year ending June 30, 2003.

     Prior to July 1, 2002, long-lived assets were evaluated for impairment when events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment existed, the related assets would have been written down to fair value. No such impairment existed through June 30, 2002.

     2. ACQUISITIONS: As of November 1, 2002, the Company and its wholly-owned subsidiary, Integrail Acquisition Corp., entered into an Asset Purchase Agreement with Health Solution, Ltd. ("HSL"), a New York corporation, and certain of its security holders (together with HSL, the "Sellers"). Pursuant to the Agreement, Health Card acquired substantially all of the assets of the Integrail division of HSL's operations, for a purchase price of $1,400.
Integrail provides software and analytical tools in the area of informatics which allows for the blending of medical and pharmacy data to predict future outcomes.

     Half of the $1,400 purchase price was paid at the closing directly to the Sellers, and half was deposited into escrow as security for the performance of certain indemnification obligations of the Sellers. The Company acquired approximately $500 of HSL's assets, which included $158 of property and equipment, $225 of software, $76 of prepaid expenses, and $41 of accounts receivable. The Company also agreed to assume approximately $500 of liabilities related to Integrail, which included $166 of debt under capital leases, $75 of miscellaneous payables, and $259 due to HSL for prior equipment and services provided to Integrail by HSL. The acquisition was accounted for under the purchase method of accounting and the results of Integrail's operations were included in the consolidated financial statement commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $1,482, which consists of the following components; (i) software and company know how valued at $575, which will be amortized over three
(3) years; and (ii) goodwill of $907, which will not be amortized for book purposes per SFAS 142 (see Note 1). The allocation of the purchase price is preliminary subject to final valuation. For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. Funds for this transaction were supplied by the Company's revolving credit facility. The agreement provides that if certain operational milestones are achieved over the next 12 months, certain amounts will be released from the escrow to the Sellers.

     The Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement"), dated as of January 29, 2002, with HSL, HSL Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("Sub"), and the security holders of HSL named therein, pursuant to which the Company agreed to acquire certain assets of HSL relating to the pharmacy benefit management business conducted by HSL under the name "Centrus" (the "Acquisition"). Centrus provides PBM services primarily to managed care organizations in the northeast. The Company intends to continue to use the Centrus assets to provide PBM services. The Centrus business complements the Company's business while significantly strengthening the Company's presence in the managed care market.

     The aggregate purchase price of the Acquisition was $40,000 in cash, of which $3,000 was held in escrow to secure certain indemnification obligations. (All escrow funds have been released as of January 2003). The Company acquired approximately $1,400 of HSL's assets which included $900 of property and equipment and $500 of software. The Company also agreed to assume approximately $1,400 of HSL's liabilities relating to the Centrus business which included $1,100 of rebates due to sponsors, $100 of capital leases, and $200 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of Centrus' operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $40,672, which consists of the following components: (i) customer relationships valued at $2,415, which will be amortized over five (5) years;
(ii) an employment agreement valued at $83, which will be amortized over two (2) years: (iii) non-compete contracts valued at $76, which will be amortized over four (4) years, and (iv) goodwill of $38,098, which will not be amortized for book purposes per SFAS 142 (see Note 1). For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. In addition, the Company has agreed to pay HSL, as additional purchase price, up to $4,000 over a period of three (3) years if the acquired Centrus business achieves certain financial performance targets during the two-year period following the Closing. HSL may also be entitled to an additional incentive payment based on the financial performance of the Centrus business during the one-year period following the Closing.

     The financial performance targets were achieved during the first year and $2,000 has been earned. Of this amount, $1,000 was paid in May 2003 and another $1,000 will be paid in May 2004. The additional incentive payment target was not achieved and thus, there will be no payout of this item.

     Simultaneously with the consummation of the Acquisition, the Company entered into an Employment Agreement and a Stock Option Agreement with the former president of Centrus, pursuant to which he will serve as President of PBM Services for the Company. Additionally, several members of Centrus' management team have joined the Company as employees and have been granted stock options to purchase an aggregate of 300,000 shares of Common Stock, under the Company's 1999 Stock Option Plan, as amended.

     On January 29, 2002, the Company and certain of its subsidiaries entered into a $40,000 secured revolving credit facility (the "Facility") with HFG Healthco-4 LLC, a specialty finance company. In connection with the Facility, the Company and certain of its subsidiaries have agreed to transfer, on an on-going basis, their accounts receivable to Funding. Funding utilizes those receivables as collateral to secure borrowing under the Facility. The Facility has a three year term, provides for borrowing up to $40,000 at the London InterBank Offered Rate (LIBOR) plus 2.40% (3.5% at June 30, 2003) and is secured by receivables and other assets of the Company and certain of its subsidiaries, as defined. Borrowings of $28,700 under the Facility were used to finance part of the purchase price of the Acquisition and will also be used by the Company and certain of its subsidiaries for working capital purposes and future acquisitions in support of its business plan. The outstanding balance as of June 30, 2003 was approximately $15,662, which is classified as short term. The excess available balance on June 30, 2003 was approximately $24,338. The Facility requires the Company to maintain certain financial and other covenants. The Company was in compliance with all covenants at June 30, 2003. Details of this financing are disclosed in Note 9 "Commitments and Contingencies".

     On January 22, 2002 the Company completed a convertible note offering (the "Note Offering") in the aggregate principal amount of $11.6 million, which was subordinated to the Facility. Pursuant to the Note Offering, subscribers received a promissory note (each a "Note") paying interest quarterly on the unpaid principal balance at the rate of 12% per annum. The subscribers, including two who are directors of the Company, were all accredited investors. The Notes had a term of one year, unless otherwise extended pursuant to the terms of the Note. The Notes were convertible at any time at the election of the holders into shares of the common stock, par value $.001 per share (the "Common Stock") of the Company ("Conversion Shares") at a conversion price of $12.00 per share, the fair value of the Common Stock on January 22, 2002. The Note holders were granted certain registration rights. Proceeds from the Note Offering were used to finance part of the purchase price of the Acquisition. The Notes were repaid in full on June 26, 2002. However, as of June 30, 2002, $8,000 of the $11,600 had not yet cleared the bank for payment. As a result, this amount was re-classified back to notes payables as of June 30, 2002. The $8,000 cleared the bank in early July 2002 which eliminated the notes payable at that time.

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

     The purchase price for the assets consisted of (i) $4,000 in cash, (ii) the satisfaction by the Company of PMP's bank indebtedness of $1,255, and (iii)
cancellation of the $1,500 promissory note from PMP to the Company, dated January 16, 2001. Part of the cash portion of the purchase price ($722) was paid into an escrow account to provide security for the indemnification obligations of PMP and its members to the Purchaser. The acquisition was accounted for under the purchase method of accounting and the results of PMP's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $6,475 which consists of the following components: (i) customer relationships valued at $305, which will be amortized over 2.5 years using the straight-line method of amortization, and (ii) goodwill of $6,170, which has not been amortized for book purposes since July 1, 2001 in accordance with SFAS 142. For tax purposes, the goodwill and customer relationships will be amortized over fifteen years. The Company will be required to pay up to $1,000 of additional cash consideration if certain financial targets relating to PMP's business are met over the first three years after closing, which would be accounted for as an addition to goodwill. The targets which were related to retaining specific contracts were not achieved in either of the first two years and consequently no additional consideration was paid for those periods.

     Two claims were filed against the sellers of PMP by the Company for non collection of certain accounts receivable and for certain other misrepresentations. A settlement was reached whereby the Company received in July 2003, $540 out of escrowed funds to cover both claims of which $346 was applied towards reducing goodwill.

     Pursuant to the terms of the Agreement and Plan of Merger between the Company and Pharmacy Associates, Inc. ("PAI"), dated July 20, 2000 (the "PAI Agreement"), the Company acquired PAI, a regional pharmacy benefit management company operating in Arkansas, Louisiana and Mississippi. Under the terms of the merger agreement, stockholders of PAI received an aggregate of $6,000 in cash and 400,000 shares of the Company's common stock, which was valued at $850, on the acquisition date. Of the 400,000 shares, 200,000 were placed in escrow for two years to secure certain indemnification obligations. All of those shares were released from escrow in July of 2002. The acquisition was accounted for under the purchase method of accounting and the results of PAI's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $6,345, which consists of the following components: (i) customer relationships valued at $131, which was amortized entirely over the first year, (ii) noncompete contracts valued at $44, which will be amortized over five years using the straight-line method of amortization, and (iii) goodwill of $6,170, which has not been amortized for book purposes, since July 1, 2001 in accordance with SFAS 142. The goodwill associated with this acquisition is not deductible for tax purposes. PAI stockholders were entitled to receive additional consideration of up to $2,000 payable in a combination of cash and unregistered common stock over a two-year period if certain financial targets of PAI are met, which will be accounted for as an addition to goodwill. The financial targets were achieved for both years; therefore, $750 in cash and $250 in Common Stock (62,500 shares valued at $4.00 per share) was paid and issued in August, 2001, and $750 in cash and $250 in Common Stock (41,668 shares valued at $6.00 per share) were paid and issued in August, 2002.

     The following summarized unaudited pro forma results of operations set forth below for the years ended June 30, 2002 and 2003 assume the Centrus and Integrail acquisitions had occurred as of the beginning of these periods:

 June 30,                                          2002                 2003
-------------------------------------------------------------------------------
Revenue                                         $619,562             $573,485
Net income                                        $1,145               $4,827
Net income per common share:
 Basic                                             $0.16                $0.64
 Diluted                                           $0.14                $0.60
Pro forma weighted-average number of
 common shares outstanding:
  Basic                                        7,212,536            7,590,425
  Diluted                                      7,909,054            8,036,398
-------------------------------------------------------------------------------

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

     The change in the carrying amount of goodwill for the year ended June 30, 2003 is as follows:

        Balance as of July 1, 2002                                     $52,035
        Centrus additional consideration earned                          1,073
        Integrail acquisition                                              907
        Settlement of PMP preacquisition claim                            (346)
                                                                       -------
        Balance as of June 30, 2003                                    $53,669

     Approximately $45,796 of the Company's June 30, 2003 goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

     Acquired intangible assets subject to amortization consisted of the following as of June 30:

                                    2002                             2003
                        ==========================    ==========================
                        ==========================    ==========================
                          Gross                        Gross
     Asset Class        Carrying   Accumulated       Carrying      Accumulated
                         Amount    Amortization       Amount       Amortization
                       ---------   ------------      --------      ------------

         Customer       $ 2,720       $  362         $ 2,720           $ 967
      relationships
       Non-compete          120           25             120              53
        agreements
      Employment             89           19              86              62
       agreements
    Company know how          -            -             575             128
                        --------     --------       ---------        --------
                        --------     --------       ---------        --------
                       $   2,929      $  406         $ 3,501         $ 1,210
                       =========     ========       =========        ========

     The weighted average remaining amortization period for all intangible assets is approximately 3.2 years at June 30, 2003. Amortization period by intangible asset class is as follows:

      Asset Class                                      Amortization Period
  Customer relationships                                 2.5 - 5 years
  Non-compete agreements                                  4 - 5 years
  Employment agreements                                     2 years
  Company know how                                          3 years

     The aggregate amortization expense was approximately $804 for the year ended June 30, 2003, and the estimated amortization for future years ended June 30 is as follows:



     Year ending June 30,
            2004                                                    $749
            2005                                                     703
            2006                                                     561
            2007                                                     278
-----------------------------------------------------------------------------
                                                                  $2,291
=============================================================================

 3.   PROPERTY,               Property, equipment and software development costs consist of the following:
      EQUIPMENT
      AND SOFTWARE                                                                                     Estimated
      DEVELOPMENT             June 30,                                 2002              2003         Useful Life
      COSTS:
                              -----------------------------------------------------------------------------------
                              Equipment                           $   3,748         $   4,602        3 to 5 years
                              Software                                9,673            11,241        3 to 5 years
                              Leasehold improvements                    528               935       Term of lease
                              Automobile                                 44                44             5 years
                              Equipment acquired under
                               capital leases                         2,575             2,575        5 to 8 years
-----------------------------------------------------------------------------------------------------------------
                                                                     16,568            19,397
                              Accumulated depreciation
                               and amortization                       7,537            11,158

-----------------------------------------------------------------------------------------------------------------
                                                                     $9,031          $  8,239
=================================================================================================================


     Accumulated   depreciation  on  equipment   acquired  under  capital  lease
obligations was $867 and $1,240 as of June 30, 2002 and 2003, respectively.

     Depreciation and amortization expense on property, equipment and software development costs for the years ended June 30, 2001, 2002, and 2003, was approximately $2,028, $2,898, and $3,150, respectively.

     4. RELATED PARTY TRANSACTIONS: Due to affiliates historically represented trade payables for developed software, other software services, operating leases and maintenance costs.

     The Company had historically entered into various verbal and written agreements with Sandata Technologies, Inc. ("Sandata") and its wholly owned subsidiaries. The Company's Chairman of the Board is also a principal stockholder of Sandata. Sandata provides computerized data processing services and custom software and programming services.

     As of June 30, 2001, Sandata owed Health Card $504, pursuant to a promissory note, dated May 31, 2000, in the original principal amount of $500, plus interest at the rate of 9 1/2%; interest on such note was payable quarterly and such note was paid in full on May 31, 2001. On June 9, 2001, Sandata again gave a promissory note to Health Card in the principal amount of $500, with interest at the rate of 7%, which was to have been due on June 8, 2002. The note was paid in full on August 15, 2001. As of June 30, 2003, Sandata owed Health Card $11 for pharmacy benefit services.

     Due from affiliates includes a note from another company affiliated by common ownership. As of June 30, 2003, the balance due from this affiliate including accrued interest was $3,782. Such amount bore interest at 8.5% per annum, payable quarterly. The note was collateralized by 1,022,758 shares of $.001 par value common stock of the Company registered in the name of the Company's Chairman of the Board and was subject to his personal guarantee. The note was payable in annual installments of $400, consisting of principal and interest at the rate of 8 1/2% per annum on each of the first and second anniversary dates, with the total remaining balance of principal and interest due and payable on July 31, 2003. The first two $400 payments due under the note as of July 31, 2001 and 2002 were satisfied by offsetting an equal amount owed by the Company to the Chairman of the Board. The balance of the note, including accrued interest, was paid in full on July 31, 2003. The note was satisfied through a combination of monies owed by the Company to the Chairman of the Board and a cash payment made by the affiliate to the Company. Effective July 31, 2001, the interest rate on the note was changed to the prime rate in effect from time to time (4.25% at June 30, 2003). For the years ended June 30, 2001, 2002, and 2003, the amount of interest income accrued related to this note was approximately $340, $206, and $163, respectively.

     On Feb 8, 2001, the President gave to the Company his Promissory Note in the amount of $34 as evidence of the loan by the Company to the President. On April 12, 2002, the Promissory Note was amended and the Company agreed to increase the loan to $100. The loan bears interest at 8%, and is due on April 25, 2003. The interest rate was lowered effective July 1, 2002 to the rate at which the Company borrows money (3.5% at June 30, 2003). The President's repayment obligation under the Promissory Note has been absolved by the Company. The Company set-off from the bonus paid the President in July 2003, as part of his annual compensation, the amount that was otherwise payable by the President under the Promissory Note including accrued interest.

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

     The Company has accrued approximately $176 of interest income from affiliates arising from the three loans described above during the year ended June 30, 2003.

     Certain costs paid to affiliates were capitalized as software development costs. For the year ended June 30, 2002, the amounts charged by affiliates and capitalized was approximately $96.

     The Company purchased computer equipment and furniture and fixtures from affiliates during the years ended June 30, 2002 and 2003 for approximately $122 and $4, respectively.

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

     General and administrative expenses related to transactions with affiliates included in the consolidated statement of income are:

 Year ended June 30,                    2001           2002              2003
-------------------------------------------------------------------------------
Software maintenance and
 related services and supplies (a)   $  1,244        $   496               $0
Management and consulting fees (b)      1,294            303               84
Administrative, accounting
 services and supplies (c)                894            548              236
Rent and utilities (d)                    649            542              542
-------------------------------------------------------------------------------
                                       $4,081         $1,889             $862
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

     Notes receivable - stockholders represented a loan to a stockholder to purchase the Company's stock. This note bore interest at 8.5% and had a repayment date of July 1, 2002. The note was paid in full in January 2002.

     For the years ended June 30, 2002 and 2003, the Company paid the annual premium of approximately $60 on behalf of the Company's Chairman of the Board for a life insurance policy. The aggregate amount of premiums paid for such policy will be repaid to the Company upon the payment of the policy's benefits to the beneficiary.


 5. ACCOUNTS PAYABLE             Accounts payable and accrued expenses consist of the following:
    AND ACCRUED EXPENSES:
                              June 30,                                                  2002               2003
                              -----------------------------------------------------------------------------------

                              Claims payable                                          $78,436            $76,195
                              Rebates payable to sponsors                              17,921             24,082
                              Trade payables, accrued expenses and other payables       4,168              6,398

-----------------------------------------------------------------------------------------------------------------
                                                                                     $100,525           $106,675
=================================================================================================================

 6. CAPITAL LEASE
     OBLIGATIONS:
                      The following is a schedule, by year, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at June 30, 2003:

                      Payments for the year ending June 30,
                              2004                                      $533
                              2005                                       336
  -----------------------------------------------------------------------------
                     Total minimum lease payments                        869

                     Less amount representing interest                    61
-----------------------------------------------------------------------------
                     Present value of net minimum lease payments         808
                     Less current portion                                481

-----------------------------------------------------------------------------
                     Long-term lease obligations                        $327
=============================================================================

     7. MAJOR CUSTOMERS AND PHARMACIES: For the year ended June 30, 2001, approximately 16% of revenue was from one plan sponsor, which was the only sponsor that represented more then 10% of the Company's revenues. For the year ended June 30, 2002, approximately 15% and 10% of revenue was from two plan sponsors. For the year ended June 30, 2003, approximately 28% of revenue was from one plan sponsor. Amounts due from the respective sponsors at June 30, 2002 and 2003 approximated $13,386 and $7,049, respectively. As of June 30, 2003, the Company's arrangement with its current major sponsor is for three years ending December 31, 2005. One of the Company's major sponsors terminated its contract as of June 30, 2002 and another one terminated its contract as of December 31, 2002.

     During the year ended June 30, 2001, the Company settled certain fees due from a major sponsor related to a capitation arrangement for calendar year 1999. The impact of this settlement was to reduce revenue by $733. The calendar year 2000 and 2001 contract with this sponsor was no longer a capitation arrangement. During the year ended June 30, 2001, the Company also reached an agreement with a former major sponsor to settle amounts due. This settlement increased selling, general and administrative expenses by $588.

     For the year ended June 30, 2001, approximately 44% and 26%, respectively, of the cost of claims were from two pharmacy chains. For the year ended June 30, 2002, approximately 22% of the cost of claims was from one pharmacy chain. For the year ended June 30, 2003, approximately 21% and 11%, respectively, of the cost of claims were from two pharmacy chains. Amounts payable to the two pharmacy chains at June 30, 2003 was approximately $23,189.

 8. TAXES ON INCOME:

        Provisions for federal and state income taxes consist of the following:

--------------------------------------------------------------------------------
  Year ended June 30,                 2001              2002           2003
      Current:
      Federal                         $364          $   2,149       $  3,953
      State                             89                738          1,085
-------------------------------------------------------------------------------
                                       453              2,887          5,038
-------------------------------------------------------------------------------

  Deferred:
    Federal                            324                 23           (356)
    State                               66                (10)           (80)

-------------------------------------------------------------------------------
                                       390                 13           (436)
-------------------------------------------------------------------------------
  Total provision                     $843             $2,900         $4,602

===============================================================================
 Differences between the federal statutory rate and the Company's effective tax rate are as follows:

  Year ended June 30,                    2001           2002             2003
-------------------------------------------------------------------------------

 Statutory rate                          34.0%          34.0%          35.0%
 State taxes - net of federal taxes       5.1            5.1            6.7
  Permanent differences                   4.2            0.3            0.1
  Other                                  (1.2)            --             --
-------------------------------------------------------------------------------
                                         42.1 %        39.4%          41.8%
===============================================================================
 Deferred income tax assets (current and noncurrent)resulting from temporary differences are as follows:

    June 30,                               2002                 2003
-------------------------------------------------------------------------------
 Accounts receivable allowances           $1,004                 $836
 Vacation expense accrual                    100                  138
 Officer/stockholder bonus accrual           326                  973
 Deferred revenue                            102                  118
 Other                                        10                    -
-------------------------------------------------------------------------------
                                          $1,542               $2,065
===============================================================================

     Deferred income tax liabilities of $2,154 and $2,245 at June 30, 2002 and 2003, respectively, resulted from temporary differences between depreciation and amortization of property and equipment.

     9. COMMITMENTS AND CONTINGENCIES: The Company currently occupies approximately 26,500 square feet of office space at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Leased Premises"). The Company subleases the Leased Premises from BFS Realty, LLC, an affiliate of the Chairman of the Board (the "Affiliate"). The Affiliate leases the Leased Premises from the Nassau County Industrial Development Agency, pursuant to a lease which was entered into by the agency and the Affiliate in July 1994, and which expires in March 2005. The Affiliate has the right to purchase the Leased Premises upon expiration of this lease. The Affiliate subleases a portion of the Leased Premises to the Company (the "Lease"). As of November 1, 2001, the Company and the Affiliate amended the Lease. The Lease provides that, effective August 1, 2001, the rent payable by the Company shall be an aggregate annual rent of $308. While formerly the Company made estimated monthly real estate tax, utilities and maintenance expense payments to the Affiliate, the Lease now provides that the Company will pay its pro-rata share of such expenses directly, to the entities to whom payment must be made. The Company estimates that such monthly expenses will approximate an aggregate of $336, per year. The annual rent will increase by 5% per year during the term of the Lease. The annual expenses are also expected to increase, although the Company cannot estimate by how much. The Lease expires in July, 2010. Additional space is currently being built in the Leased Premises which will allow the Company to reconfigure its existing space and to move all its employees in Port Washington into contiguous space. As part of this process, the Company will reassess its space needs and occupy additional space as required. It is expected that any additional space taken would not exceed an annual rent of $200,000. The space is currently planned to be available by January, 2004. Leasehold improvements made to this space during the years ended June 30, 2002 and 2003 were approximately $60 and $1, respectively.

     Pursuant to a lease dated August 10, 1998 and expiring on August 31, 2005, Health Card occupies approximately 1,500 square feet at 63 Manorhaven Boulevard, Port Washington, New York, which is used as a pharmacy. The landlord for these premises is 61 Manorhaven Boulevard, LLC, of which the Company's Chairman is the sole member. The current rent is $1,914 per month. The annual rent increases by 5% per year. Additional rent, in the form of certain expenses, is also payable.

     In August 2001, the Company entered into a lease with P.W. Capital, LLC, an affiliated Company, to rent a two family home for the use of out-of-town employees while in Port Washington. The Company evaluated the cost of hotels for these individuals and determined it was more cost efficient to rent the house at a monthly rate of $5,500. During the fiscal year ended June 30, 2003, the Company paid P.W. Capital, LLC, $66,000 in rent for this facility. For the same reasons, the Company rents two houses from Living in Style, LLC, an entity owned by three of the Company's executive officers. Pursuant to leases dated May 1, 2002 and expiring April 30, 2007, the Company paid an aggregate of $127,050 in rent for these two facilities during the fiscal year ended June 30, 2003. The annual rent for each of the facilities increases by 5% per year.

     Additionally, the Company leases office space through its subsidiaries in Little Rock, Arkansas, Tulsa, Oklahoma and Latham, New York. The Company also leases space for its mail order pharmacy, plus warehouse space, in Miramar, Florida. The aggregate annual rental payments for leased space in Little Rock, Arkansas, Tulsa, Oklahoma and Latham, New York. The Company also leases space for its mail order pharmacy, plus warehouse space in Miramar, Florida. The aggregate annual rental payments for leased space in Little Rock are approximately $194; for leased space in Tulsa are approximately $24; for Latham, approximately $383; and for Miramar approximately $142. The Company intends to move its current office space in Portland, Maine, which was acquired on July 31, 2003 (see Note 16), to a larger office and warehouse space in South Portland, Maine.

     Real estate rental expense, including utilities, for the years ended June 30, 2001, 2002, and 2003, was approximately $792, 1,169, and $1,792, respectively. Of these amounts, approximately $564, $542, and $542, respectively, were charged by affiliates under operating leases.

     The Company has entered into various other operating leases with unrelated third parties for office equipment. These leases have different payment terms and expiration dates.

     Future minimum payments under the noncancelable operating leases for real estate and office equipment with related and other parties at June 30, 2003 are as follows:

 Year ending June 30,
          2004                                                  $  2,414
          2005                                                     2,405
          2006                                                     1,965
          2007                                                     1,059
          2008                                                       875
       Thereafter                                                  2,488
-------------------------------------------------------------------------------
                                                                 $11,206
===============================================================================

     In addition to the operating leases above, the Company entered into a sale-leaseback operating lease of certain fixed assets (principally computer hardware and externally developed software) with an affiliate of the Company's Vice Chairman. The minimum future operating lease payments at June 30, 2003 are as follows:

     Year ending June 30,

          2004                                                     $ 444
          2005                                                       148
-------------------------------------------------------------------------------
                                                                   $ 592
===============================================================================

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

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plan Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The amended complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached its fiduciary duties by making a profit. MHP is seeking $3,000 in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2,800 based on Midwest's failure to pay under a contract. In late June 2002, Midwest agreed to make two payments in the amount of $1,340 and $1,360 to partially settle the Company's claims against Midwest. Midwest has now added a fiduciary duty claim. The Company continues to have counterclaims totaling over $200 against Midwest for Midwest's failure to pay the amounts it agreed to pay Health Card for goods and services. The Company's motion for partial summary judgment and motion to dismiss the fiduciary duty claim will be heard on November 6, 2003. Discovery will close September 30, 2003. The court has not set a trial date. The Company believes the claims alleged in the complaint are without merit and intends to vigorously defend the action.

     The Company has entered into employment agreements with its Chairman, Chief Executive Officer and President, Chief Marketing Officer, Chief Financial
Officer,   President  of  PBM  Services,  and  Chief  Information  Officer.  The
agreements   provide  for  (i)  participation  in  the  bonus  pool  for  senior executives, (ii) eligibility for stock option grants under the Company's then current stock option plan, and (iii) certain termination benefits which, depending upon the reason for termination, can equal up to one year of salary for all of these senior executives.

     On January 29, 2002, the Company and certain of its subsidiaries entered into the Facility, a $40 million secured revolving credit facility with a specialty finance company. In connection with the Facility, the Company and certain of its subsidiaries have agreed to sell, on an on-going basis, their accounts receivable to Funding. Funding utilizes those receivables as collateral to secure borrowings under the Facility. The Facility has a three-year term, provides for borrowing up to $40 million at the London InterBank Offered Rate (LIBOR) plus 2.4% (3.5% at June 30, 2003) and is secured by receivables and other assets of the Company and certain of its subsidiaries. The outstanding balance as of June 30, 2003 was $15,662, which was all classified as short term. The Facility requires the Company to maintain certain financial and other covenants. The Company was in compliance with all covenants at June 30, 2003.

     10. STOCK OPTIONS AND WARRANTS: During the years ended June 30, 2001, 2002, and 2003, the Company granted stock options under the 1999 Stock Option Plan (the "Plan"). During 2002, the Company amended the Plan and increased the number of shares issuable in connection with options granted under the Plan. The total number of shares of common stock reserved by the Company for issuance under the Plan is 2,850,000 plus an indeterminable number of shares of common stock issuable upon the exercise of "reload options." There are no options outstanding that contain the "reload" provision. Stock options outstanding have a life of 4 to 10 years, as defined in Section 422 of the Internal Revenue Code. Incentive options may not be granted for a price less than 100% of the fair market value of the common stock as of the date of the grant or 110% in the case of an individual who owns more than 10% of the combined voting power of all classes of stock of the Company. All options to date have been issued with an option exercise price at or above the fair market value of those options on the date of grant.

     The following tables summarize information about stock option activity for the years ended June 30, 2001, 2002, and 2003:



-----------------------------------------------------------------------------------------------
                                                                                     Weighted-
                                                                                      Average
                                                                                      Exercise
                                                                     Number of       Price per
                                                                     Options            Share

        Outstanding options at June 30, 2000                         656,469       $     5.98
         Canceled                                                   (251,127)            6.23
         Granted                                                     837,942             2.92
       ---------------------------------------------------------------------------------------
        Outstanding options at June 30, 2001                       1,243,284             3.87
         Canceled                                                   (222,775)            8.46
         Granted                                                   1,015,760            10.36
         Exercised                                                  (175,243)            4.49
      ----------------------------------------------------------------------------------------
       Outstanding options at June 30, 2002                        1,861,026             6.77
         Canceled                                                    (73,634)            6.99
         Granted                                                     402,498             8.46
         Exercised                                                  (221,000)            2.20
      ----------------------------------------------------------------------------------------
       Outstanding options at June 30, 2003                        1,968,890       $     7.61
      ========================================================================================

     The following table summarizes information about stock options outstanding at June 30, 2003:


                                                             Outstanding                            Exercisable
                                              --------------------------------------------    --------------------------
                                              -------------- --------------- -------------    ------------ -------------
                                                               Weighted-      Weighted-                     Weighted-
                                                                Average        Average                       Average
                       Option                  Number of       Remaining      Exercise        Number of     Exercise
                    Price Range                  Shares          Life           Price           Shares        Price
                    -----------------------   -------------- ------------    -------------    ------------  ------------
                    -----------------------   -------------- ------------    -------------    ------------  ------------
                    $  1.67  to $  2.51            365,995   2.65 years            $1.81         165,995         $1.77
                    $  2.52  to $  3.78             26,000   3.09 years            $3.12          15,435         $3.07
                    $  3.79  to $  5.69            192,900   2.57 years            $4.60         132,955         $4.73
                    $  5.70  to $  8.55            300,801   2.39 years            $7.67         105,782         $7.48
                    $  8.56  to $ 12.84          1,081,355   4.44 years           $10.19         147,277        $10.41
                    $ 12.85  to $ 15.10              1,839   3.63 years           $14.68             617        $14.68

                    -----------------------   -------------- ------------    -------------    ------------  ------------
                    -----------------------   -------------- ------------    -------------    ------------  ------------
                    $ 1.67 to   $15.10           1,968,890   3.13 years            $7.61         568,061         $5.81
                    =======================   ============== ============    =============    ============  ============

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

     11. 2000 RESTRICTED STOCK GRANT PLAN: On October 16, 2000, the board of directors approved the adoption of the Company's 2000 Restricted Stock Grant Plan (the "Stock Grant Plan"). The Stock Grant Plan was subsequently adopted by the shareholders at the Company's annual meeting on November 20, 2000. The Stock Grant Plan provides for the issuance of shares that are subject to both standard restrictions on the sale or transfer of such shares (e.g., the standard seven-year vesting schedule set forth in the Stock Grant Plan) and/or restrictions that the board may impose, such as restrictions relating to length of service, corporate performance or other restrictions. As of June 30, 2003, no grants had been made under the Stock Grant Plan and, therefore, no shares had vested under it. There are 700,000 shares of common stock reserved for issuance in connection with grants made under the Stock Grant Plan.


     Supplemental cash flow information is as follows:

    Year ended June 30,                        2001           2002         2003
    ---------------------------------------------------------------------------

   Cash paid:
    Interest                          $      236     $     1,110     $   1,194
    Income taxes                           1,287           2,277         4,039

   Noncash investing and
    financing activities:
  Issuance of common stock
   in connection with the
   acquisition of PAI                       850             250            250
-------------------------------------------------------------------------------

     13. EMPLOYEE BENEFIT PLAN: The Company maintains a 401-K plan that covers substantially all Company employees. Participants may elect to contribute to the plan a minimum of 1% to a maximum of 18% of their annual compensation, not to exceed a dollar limit set by law. Monthly, the Company will determine a discretionary matching contribution equal to a percentage of each participant's contribution. Contributions made by the Company for the years ended June 30, 2001, 2002, and 2003 were approximately $109, $79, and $228, respectively.

     14. EARNINGS PER SHARE: A reconciliation of shares used in calculating basic and diluted earnings per share follows:

  Year ended June 30,                      2001            2002          2003
-------------------------------------------------------------------------------

  Basic                                  7,100,674      7,212,536     7,590,425
  Effect of assumed conversion
   of employee stock options                65,406        661,999       445,973

 Contingently issuable shares
(see Note 2)                                33,446         34,519            -

--------------------------------------------------------------------------------
  Diluted                                7,199,526      7,909,054     8,036,398
================================================================================

     Outstanding options and warrants to purchase shares of common stock which were antidilutive were not included in the computation of diluted earnings per share (see Note 10). These options were as follows:


   Year ended June 30,                2001             2002             2003
-------------------------------------------------------------------------------

 Number of options and warrants    866,284           435,700           922,787

===============================================================================

===============================================================================
 Weighted-average exercise price   $   5.22      $     12.23         $    10.47



15.      QUARTERLY FINANCIAL DATA (UNAUDITED):


   (In thousands, except per share amounts)                 FY 2003                                             FY 2002
-----------------------------------------------------------------------------------------------------------------------------------
Quarters ended                                 6/30       3/31       12/31       9/30       6/30       3/31      12/31       9/30
-----------------------------------------------------------------------------------------------------------------------------------
Revenue                                     $148,397   $126,538    $150,964   $147,367   $145,995   $145,683    $87,509     $80,645

Income before provision for income taxes       2,986      2,941       2,777      2,313      2,323      1,839      1,799       1,406

Net income                                     1,676      1,735       1,638      1,365      1,327      1,103      1,048         989

Earnings per common share:
  Basic                                          .22        .23         .22        .18        .18        .15        .15         .14
  Diluted                                        .21        .22         .20        .17        .16        .14        .13         .13

Common share prices:
  High                                         11.84       9.65        9.75      10.80      12.90      15.61      10.40        4.82
  Low                                           8.00       8.00        6.58       6.40       7.90       9.10       2.65        1.45


     16. SUBSEQUENT EVENTS: On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy ("PPRX"), Professional Pharmacy Associates ("PRXA", and together with PPRX, "PPP") and the individual shareholders (the "PPP Shareholders") to purchase all of the shares of PPP for $3,150 (the "PPP Acquisition"). In addition, the Company agreed to pay to the PPP Shareholders up to $7,000 over a three-year period if the PPP business achieved certain financial targets. PPP provides specialty-pharmacy services in a broad range of areas, including women's health, pediatric care, men's health and transplant. Funds for the PPP Acquisition were supplied by the Company's revolving credit facility.

     In connection with the PPP Acquisition, several members of PPP's management team have joined the Company as employees, and have been granted stock options to purchase an aggregate of 150,000 shares of Common Stock, under the Company's 1999 Stock Option Plan, as amended. As of August 1, 2003, the Company's wholly-owned subsidiary, Ascend Specialty Pharmacy Services, Inc. ("Ascend") assumed all of the shares of PPP. Each of PRXA and PPRX continues to operate under their respective names, as subsidiaries of Ascend, in the State of Maine. The Company intends to position PPP as a preferred provider with PPP's target markets while focusing on the extension of their specialty services to the Company's PBM division.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
 FINANCIAL STATEMENT SCHEDULE




Board of Directors
National Medical Health Card Systems, Inc.


     The audit referred to in our report to the board of directors of National Medical Health Card Systems, Inc. and Subsidiaries, dated August 31, 2001, relating to the consolidated financial statements of National Medical Health Card Systems, Inc. and Subsidiaries, included the audit of the schedule listed under Item 15 of Form 10-K for the year ended June 30, 2001. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 18, 2001


                                                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------------------------------------------
                                                                                    ($ in thousands)

                                                         Additions
                                       Balance at       Charged to                                          Balance
                                        Beginning        Costs and                          Other           at End
Description                              of Year        Expense (a)     Write-offs         Changes          of Year
-------------------------------------------------------------------------------------------------------------------

Reserves and allowances deducted from asset accounts:

  Allowance for doubtful accounts

  Year ended June 30, 2001               $   727         $   942         $   (96)       $  274 (b)       $   1,847
  Year ended June 30, 2002                 1,847             546            (145)            -               2,248
  Year ended June 30, 2003                 2,248             164            (279)         (119)(c)           2,014

(a) Charged to bad debts
(b) Opening reserve balances of acquisitions
(c) Collection of acquisition opening balance applied against goodwill

                                                                             S-2