Form 10-K/A
period 2003-06-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2003-10-28
CIK 813562

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

                        Commission file number 000-26749

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                         11-2581812
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

Yes  X   No
    ---    ---

     (APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date:
7,643,581 shares outstanding as of September 22, 2003.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the annual meeting of shareholders to be held in 2003 are incorporated into Part III of this Form 10-K.

     In compliance with General Instructions G(3) to Form 10-K, National Medical Health Card Systems, Inc., a Delaware corporation ("Health Card" or the "Company") hereby amends the following information in its Form 10-K for the fiscal year ended June 30, 2003, as filed with the Securities and Exchnage Commission on September 29, 2003: (i) by amending Items 10, 11, 12 and 13 to add the information contained herein, and (ii) by amending Exhibits 10.55, 10.56, 10.66, 10.67, 10.77, 10.80, 10.83, and 10.86 and replacing each with the corresponding new Exhibit.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

     The following table sets forth the name, ages and positions of individuals serving on the Board of Directors of Health Card:

Name                                            Age              Position Held
----                                            ---              -------------
Bert E. Brodsky                                  61              Chairman of the Board
Gerald Shapiro                                   73              Vice Chairman of the Board, Secretary
James J. Bigl                                    40              Director, Chief Executive Officer and President
Kenneth J. Daley                                 65              Director
Paul J. Konigsberg                               67              Director
Gerald Angowitz                                  54              Director
Ronald L. Fish                                   62              Director

     The Company's Certificate of Incorporation provides that the Board of Directors is classified into three classes (designated as Class I directors, Class II directors and Class III directors), with members of each class holding office for staggered three-year terms.

Class I Directors

     Gerald Shapiro is 73 years old and has served as Vice Chairman of the Board of Health Card since February 4, 1998 and as Secretary since October 28, 1998. From June 1, 1998 until December 7, 1998, Mr. Shapiro served as Chairman of the Board. For over twenty years, Mr. Shapiro has been an employee of Sandata, a provider of computerized data processing services and custom software and programming services and an affiliate of Health Card; and has also been President of Lee Management Associates, Inc., a physician billing and consulting firm; Chairman and Treasurer of Mediclaim, Inc., a physician billing and consulting firm; President of Brookhaven M.R.I., Inc., a company that operates magnetic resonance imaging machines; and Vice President of Mobile Health Management Services, Inc., a provider of medical screening services.

     Ronald L. Fish is 62 years old and has served as a Director of the Company since November 2000. Mr. Fish also serves on the Company's Audit and Compensation Committees and from January 1998 to May 2003 he served on the Board of Directors of Sandata. Since 1975, Mr. Fish served as Administrator, Treasurer and Director of Unlimited Care Inc., a nursing services firm, and is a certified public accountant.

Class II Directors

     Gerald Angowitz is 54 years old and has served as a Director of Health Card since June 26, 1998. Mr. Angowitz presently serves as a management consultant through the Angowitz Company, which provides consulting services. Mr. Angowitz had served as Senior Vice President of Human Resources and Administration for RJR Nabisco, Inc. ("RJR"), a consumer products manufacturer, from March 1995 until December 1999. Mr. Angowitz previously served as Vice President of Human Resources for RJR from February 1994 to March 1995 and Vice President of employee benefits at RJR from January 1992 to February 1994. Mr. Angowitz also serves as the Chairman of the Company's Compensation Committee.

     Kenneth J. Daley is 65 years old and has served as a Director of Health Card since May 10, 1999. From 1980 to 1998, Mr. Daley served as Senior Vice President and Division Head of Chase Manhattan Bank. Mr. Daley also serves on the Company's Audit and Compensation Committees.

Class III Directors

     Bert E. Brodsky is 61 years old and has served as Chairman of the Board of Health Card since December 7, 1998, and was also Chief Executive Officer from June, 1998 until April, 2002. Mr. Brodsky has at various times from 1983 served as Chairman of the Board, President and a Director of Health Card. Mr. Brodsky has served as Chairman of the Board and Treasurer of Sandata since June 1983 and as President of Sandata from December 1989 through January 2000. For more than the past five years, Mr. Brodsky has served as Chairman of the Board and President of P.W. Medical Management, Inc., which provides financial and consulting services to physicians; as President of P.W. Capital Corp., a consulting services firm; and as Chairman of Sandsport Data Services, Inc., a computer services firm and wholly-owned subsidiary of Sandata. Mr. Brodsky has also, for more than the past five years, been the Operating Manager of various real estate companies, and President of Bert Brodsky Associates, Inc., which provides consulting services.

     Paul J. Konigsberg is 67 years old and has served as a Director of the Company since November 2000. From January 1998 until October of 2002, Mr. Konigsberg also served on the Board of Directors of Sandata. Mr. Konigsberg is a certified public accountant and has been a senior partner in the accounting firm of Konigsberg Wolf & Co., P.C. since 1970. Mr. Konigsberg also serves as the Chairman of the Company's Audit Committee.

     James J. Bigl is 40 years old and has served as Chief Executive Officer and a Director of Health Card since April 2002, and as President since June, 2000. Immediately prior to joining Health Card, Mr. Bigl served as President and CEO of York HealthNet, SelectPro and USI Care Management ("USI"). In late 1998, Mr. Bigl directed the sale of the Pharmacy Benefit Management Company he founded at Yale-New Haven Health to USI. Beginning in October of 1994, Mr. Bigl oversaw the wide ranging operations, including home infusion, managed care operations, real estate and retail pharmacy, at Yale-New Haven Health's for-profit division. For the last fifteen years, Mr. Bigl has been working in the retail pharmacy and pharmacy benefit management industries.

Executive Officers

         The following table set forth the name, ages and positions of the other executive officers of Health Card:

Name                       Age            Officer and Position Held
----                       ---            -------------------------
Tery Baskin                49             Chief Marketing Officer
David Gershen              48             Treasurer and Chief Financial Officer*
Agnes Hall                 55             Chief Information Officer
Patrick McLaughlin         40             President, PBM Services

     * On October 2, 2003,  the Company  appointed  Stuart F.  Fleischer  as its
Chief Financial Officer. Mr. Gershen was named Executive Vice President of Financial Services and will continue to serve as Treasurer of the Company.

     James J. Bigl is Health Card's President and Chief Executive Officer. Information about Mr. Bigl's tenure with the Company and his business experience is presented above under "Class III Directors."

     Tery Baskin has served as Chief Marketing Officer of Health Card since April 2003. He served as Chief Operating Officer of Health Card from June 2001 to April 2003. He has been a licensed pharmacist since 1978. From 1993 to July 2000 he served as the President and a Director of Pharmacy Associates, Inc. From July 2000 to June 2001, Mr. Baskin was the Senior Vice President of PAI, which by July 2000 was a wholly owned subsidiary of Health Card. He has served as a Director of the American Pharmaceutical Association Foundation since 1998 and as Treasurer since March 2002.

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

     Agnes Hall has served as Chief Information Officer of Health Card since January 2001. Ms. Hall has a broad background in a number of different industries, having spent most of her career as a management consultant and CIO. Her experience includes insurance, manufacturing, utilities, health care, and government agencies. Prior to joining Health Card, Ms. Hall managed a consulting practice for Oracle Corporation from late 1998, joining Oracle after serving as CIO for Killark Electric for three years.

     Patrick McLaughlin has served as the President of the Pharmacy Benefit Management division of the Company since April 2003, and previously served as Executive Vice President of Managed Care from January 2002 to April 2003. Prior to joining Health Card, Mr. McLaughlin was the President of Centrus Pharmacy Solutions from January 2000 to January 2002. Mr. McLaughlin was employed by Centrus in various executive positions from February 1992 until his appointment as President in 2000. He also served as a director of Health Solutions, Ltd., the parent of Centrus from November 1995 until its acquisition by Health Card in January 2002.

     Each of the executive officers serves, subject to his or her Employment Agreement, until the meeting of the Board of Directors immediately following the Annual Shareholders Meeting.

Family Relationships

     There are no family relationships among any of Health Card's executive officers, directors or nominees for directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Health Card's executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Based upon a review of the filings with the Securities and Exchange Commission, we believe that the reporting requirements of Section 16 applicable to Health Card's executive officers and directors, and persons who beneficially own more than ten percent of our common stock during fiscal year 2003 were complied with on a timely basis, except as follows: Mr. Brodsky failed to timely file one report relative to one transaction. The required report has been subsequently filed.

ITEM 11.          EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table sets forth certain information with respect to the compensation paid or awarded by Health Card to the Chief Executive Officer and other executive officers, (collectively, the "Named Executive Officers"), whose salary and bonus exceeded $100,000 in all capacities for the fiscal year ended June 30, 2003:

------------------- -------- --------------------------------------------- --------------------------- ------------ ---------------
                                         Annual Compensation                 Long-Term Compensation
------------------- -------- --------------------------------------------- --------------------------- ------------ ---------------
------------------- -------- --------------------------------------------- --------------------------- ------------ ---------------
                                                                                     Awards              Payouts
------------------- -------- --------------------------------------------- --------------------------- ------------ ---------------
------------------- -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------
                                                                           Restricted    Securities
                                                           Other Annual       Stock      Underlying       LTIP        All Other
     Name and                   Salary         Bonus       Compensation      Awards       Options/       Payouts     Compensation
Principal Position    Year        ($)           ($)            ($)             ($)          SARS           ($)           ($)
                                                                                             (#)
------------------- -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------
------------------- -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------
 Bert E. Brodsky,    2003     425,000(1)      382,500(1)      81,650(13)         -0-           -0-           -0-           -0-
    Executive       -------- -------------- ------------ ----------------- ------------ -------------- ------------ --------------
 Chairman of the     2002     425,000(1)      120,000(1)      87,421(13)         -0-           -0-           -0-           -0-
      Board         -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------
                     2001     377,015(1)      120,000(1)      89,380(13)         -0-       500,000(17)       -0-           -0-
------------------- -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------
------------------- -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------

  James J. Bigl,     2003       264,539       247,500(2)      12,000(14)         -0-        50,000(18)       -0-         1,867(32)
 Chief Executive                                                                                                         1,770(33)
   Officer,         -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------
  President          2002       209,921       100,000         12,000(14)         -0-       450,000(19)       -0-         3,010(32)
                                                                                                                         1,024(33)
                    -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------
                     2001       184,760        60,000(3)      12,000(14)         -0-        31,000(20)       -0-           908(32)
                                                                                                                           578(33)
------------------- -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------
------------------- -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------

  David Gershen,     2003       196,462        54,600(4)         -0-             -0-        10,000(21)       -0-         2,851(32)
 Chief Financial                                                                                                         1,313(33)
   Officer,*        -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------
  Treasurer          2002       185,000        30,000(5)         -0-             -0-        20,000(22)       -0-         1,736(32)
                                                                                                                           889(33)
                    -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------
                     2001       155,250        55,000(6)         -0-             -0-        11,000(23)       -0-           737(32)
------------------- -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------
------------------- -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------

Tery Baskin, Chief   2003       172,308        50,000(7)      32,184(15)         -0-        20,000(24)       -0-         3,042(32)
Chief Marketing                                                                                                          1,178(33)
 Officer            -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------
                     2002       150,000        15,000(8)      32,184(15)         -0-        27,000(25)       -0-         5,433(32)
                                                                                                                           721(33)
------------------- -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------
                     2001       132,923        56,440(9)      10,408(15)         -0-        55,000(26)       -0-         8,338(32)
------------------- -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------
------------------- -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------

  Agnes Hall,        2003       177,846        40,000(10)         -0-            -0-        25,000(27)       -0-         1,038(32)
    Chief                                                                                                                  865(33)
 Information       -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------
   Officer           2002       154,557        16,000(11)         -0-            -0-        37,000(28)       -0-         1,232(32)
                                                                                                                           462(33)
                   -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------
                     2001        69,231        15,000             -0-            -0-        10,000(29)       -0-           -0-
------------------- -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------
------------------- -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------

Patrick McLaughlin,  2003       146,646        30,000(12)      4,800(16)         -0-        15,000(30)       -0-           -0-
    President
   PBM Services     -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------
                     2002        57,462          -0-           2,000(16)         -0-       125,000(31)       -0-           -0-
------------------- -------- -------------- ------------ ----------------- ------------ -------------- ------------ ---------------

-------------
    * On October 2, 2003, the Company appointed Stuart F. Fleischer as its Chief Financial Officer. Mr. Gershen was named Executive Vice President of Financial Services and will continue to serve as Treasurer of the Company.

     (1) Represents salary and bonus accrued for Mr. Brodsky for each of the three years reported. All amounts accrued for these years were paid subsequent to June 30, 2003. See "Certain Relationships and Related Transactions - Indebtedness of Management," below.

     (2) For the fiscal year ended June 30, 2003, a bonus of $247,500 was awarded to Mr. Bigl, but was paid subsequent to June 30, 2003.

     (3) For the fiscal year ended June 30, 2001, a bonus of $60,000 was awarded to Mr. Bigl, but was paid subsequent to June 30, 2001.

     (4) For the fiscal year ended June 30, 2003, a bonus of $54,600 was awarded to Mr. Gershen, but was paid subsequent to June 30, 2003.

     (5) For the fiscal year ended June 30, 2002, a bonus of $30,000 was awarded to Mr. Gershen, but was paid subsequent to June 30, 2002.

     (6) For the fiscal year ended June 30, 2001, a $25,000 guaranteed bonus was paid to Mr. Gershen per his employment agreement after one year of service. An additional bonus of $30,000 was awarded to Mr. Gershen, but was paid subsequent to June 30, 2001.

     (7) For the fiscal year ended June 30, 2003, a bonus of $50,000 was awarded to Mr. Baskin, but was paid subsequent to June 30, 2003.

     (8) For the fiscal year ended June 30, 2002, a bonus of $15,000 was awarded to Mr. Baskin, but was paid subsequent to June 30, 2002.

     (9) For the fiscal year ending June 30, 2001, reflects a $25,000 bonus awarded to Mr. Baskin; such amounts were paid to Mr. Baskin subsequent to June 30, 2001. Also reflects commissions paid pursuant to an employment agreement with the Company, which commission arrangement terminated on June 4, 2001 with the execution of a new employment agreement with the Company.

     (10) For the fiscal year ended June 30, 2003, a bonus of $40,000 was awarded to Ms. Hall, but was paid subsequent to June 30, 2003.

     (11) For the fiscal year ended June 30, 2002, a bonus of $16,000 was awarded to Ms. Hall, but was paid subsequent to June 30, 2002.

     (12) For the fiscal year ended June 30, 2003, a bonus of $30,000 was awarded to Mr. McLaughlin, but was paid subsequent to June 30, 2003.

     (13) Includes automobile lease payments to an entity affiliated with Mr. Brodsky. Also includes life insurance premiums paid by Health Card on Mr. Brodsky's behalf, the aggregate amount of which premiums will be repaid to Health Card upon the payment of the policy benefits to the beneficiary.

     (14) Represents a nonaccountable expense allowance.

     (15) Represents payments under a bank loan collateralized by an automobile, and life insurance premiums.

     (16) Represents a monthly car allowance.

     (17) Represents an option granted on February 20, 2001 to purchase 500,000 shares of common stock at an exercise price of $1.84, of which 200,000 shares were exercised in July 2002 and 200,000 are not currently exercisable.

     (18) Represents an option granted on July 22, 2003 to purchase 50,000 shares of common stock at an exercise price of $10.47, of which no shares were exercisable as of June 30, 2003 and October 10, 2003.

     (19) Includes an option granted on April 30, 2002 to purchase 100,000 shares of common stock at an exercise price of $9.00, of which 66,000 shares were exercisable as of June 30, 2003 and October 10, 2003. Also includes an option granted on June 26, 2002 to purchase 350,000 shares of common stock at an exercise price of $9.45, of which no shares were exercisable as of June 30, 2003 and October 10, 2003.

     (20) Includes an option granted on February 20, 2001 to purchase 11,000 shares of common stock at an exercise price of $1.67, of which 3,670 shares were exercised in March 2002 and 7,330 shares were exercisable as of June 30, 2003 and October 10, 2003. Also includes an option granted on June 12, 2001 to purchase 20,000 shares of common stock at an exercise price of $3.00, of which 13,335 shares were exercisable as of June 30, 2003 and October 10, 2003.

     (21) Represents an option granted on August 1, 2003 to purchase 10,000 shares of common stock at an exercise price of $11.50, of which no shares were exercisable as of June 30, 2003, and October 10, 2003.

     (22) Includes an option granted on September 24, 2001 to purchase 10,000 shares of common stock at an exercise price of $4.00, of which 3,350 shares were exercisable as of June 30, 2003. As of October 10, 2003, 6,675 shares of such option were currently exercisable. Also includes an option granted on August 1, 2002 to purchase 10,000 shares of common stock at an exercise price of $8.60, of which no shares were exercisable as of June 30, 2003. As of October 10, 2003, 3,340 shares of such option were currently exercisable.

     (23) Represents an option granted on February 20, 2001 to purchase 11,000 shares of common stock at an exercise price of $1.67, of which 7,335 shares were exercised in March 2002 and 3,665 shares were exercisable as of June 30, 2003 and October 10, 2003.

     (24) Represents an option granted on August 1, 2003 to purchase 20,000 shares of common stock at an exercise price of $11.50, of which no shares were exercisable as of June 30, 2003 and October 10, 2003.

     (25) Includes an option granted on August 10, 2001 to purchase 2,000 shares of common stock at an exercise price of $3.50, of which 670 shares were exercisable as of June 30, 2003. As of October 10, 2003, 1,335 shares of such option were currently exercisable. Also includes an option granted on August 1, 2002 to purchase 20,000 shares of common stock at an exercise price of $8.60, of which no shares were exercisable as of June 30, 2003. As of October 10, 2003, 6,667 shares of such option were currently exercisable. Also includes an option granted on September 19, 2002 to purchase 5,000 shares of common stock at an exercise price of $8.15, of which no shares were exercisable as of June 30, 2003. As of October 10, 2003, 1,667 shares of such option were currently exercisable.

     (26) Includes an option granted on July 20, 2000 to purchase 40,000 shares of common stock at an exercise price of $4.00, of which 16,000 shares were exercisable as of June 30, 2003. As of October 10, 2003, 24,000 shares of such option were currently exercisable. Also includes an option granted on June 4, 2001 to purchase 15,000 shares of common stock at an exercise price of $5.00, of which 10,000 shares were exercisable as of June 30, 2003 and October 10, 2003.

     (27) Represents an option granted on August 1, 2003 to purchase 25,000 shares of common stock at an exercise price $11.50, of which no shares were exercisable as of June 30, 2003 and October 10, 2003.

     (28) Includes an option granted on August 10, 2001 to purchase 2,000 shares of common stock at an exercise price of $3.50, of which 670 shares were exercisable as of June 30, 2003. As of October 10, 2003, 1,335 shares of such option were currently exercisable. Also includes an option granted on January 4, 2002 to purchase 5,000 shares of common stock at an exercise price of $12.61, of which 1,670 shares were exercisable as of June 30, 2003 and October 10, 2003. Also includes an option granted on July 31, 2002 to purchase 30,000 shares of common stock at an exercise price of $8.55, of which no shares were exercisable as of June 30, 2003. As of October 10, 2003, 10,000 shares of such option were currently exercisable.

     (29) Represents an option granted on January 8, 2001 to purchase 10,000 shares of common stock at an exercise price of $5.00, of which 6,670 shares were exercisable as of June 30, 2003 and October 10, 2003.

     (30) Represents an option granted on August 1, 2003 to purchase 15,000 shares of common stock at an exercise price of $11.50, of which no shares were exercisable as of June 30, 2003 and October 10, 2003.

     (31) Represents an option granted on January 29, 2002 to purchase 125,000 shares of common stock at an exercise price of $12.45, of which 20,833 shares were exercisable as of June 30, 2003 and October 10, 2003. See Item 1,
Description of Business, of the Company's Annual Report on Form 10-K for a detailed description of the Centrus acquisition.

     (32) Represents amounts contributed by Health Card under Health Card's 401(k) Plan as of June 30, 2003.

     (33) Represents amounts  contributed by Health Card under Health Card's 401
(k) Plan for the fiscal year ended June 30, 2003 but funded subsequent to June 30, 2003.

Option/SAR Grants in Last Fiscal Year

     The following table sets forth certain information concerning individual grants of stock options during the fiscal year ending June 30, 2003:

---------------------------------------------------------------------------------- ------------------------------------
                                                                                      POTENTIAL REALIZABLE VALUE AT
                                                                                      ASSUMED ANNUAL RATES OF STOCK
                                INDIVIDUAL GRANTS                                  PRICE APPRECIATION FOR OPTION TERM
---------------------------------------------------------------------------------- ------------------------------------
------------------- ----------------- ----------------- ------------- ------------ ------------- ----------------------
                       Number of      Percent of Total
                       Securities       Options/SARs
                       Underlying        Granted to
                        Options/        Employees in    Exercise or
                     SARSs Granted      Fiscal Year      Base Price   Expiration
       Name               (#)               (%)            ($/Sh)        Date         5% ($)            10% ($)

------------------- ----------------- ----------------- ------------- ------------ ------------- ----------------------
------------------- ----------------- ----------------- ------------- ------------ ------------- ----------------------
  David Gershen        10,000(1)            2.5%           $8.60        8/01/07      $23,760            $52,504
------------------- ----------------- ----------------- ------------- ------------ ------------- ----------------------
------------------- ----------------- ----------------- ------------- ------------ ------------- ----------------------
   Tery Baskin         20,000(2)            5.0%           $8.60        8/01/07      $47,520           $105,008
                        5,000(3)            1.2%           $8.15        9/19/07      $11,258            $24,878
------------------- ----------------- ----------------- ------------- ------------ ------------- ----------------------
------------------- ----------------- ----------------- ------------- ------------ ------------- ----------------------
    Agnes Hall         30,000(4)               7.5%          $8.55      7/31/07      $70,866           $156,596
------------------- ----------------- ----------------- ------------- ------------ ------------- ----------------------

     (1) Exercisable over a three year period to the extent of 3,340 shares of common stock in August 2003 and 3,330 shares of common stock in each of August 2004 and August 2005.

     (2) Exercisable over a three year period to the extent of 6,667 shares of common stock in each of August 2003 and August 2004 and 6,666 shares of common stock in August 2005.

     (3) Exercisable over a three year period to the extent of 1,667 shares of common stock in each of September 2003 and September 2004 and 1,666 shares of common stock in September 2005.

     (4) Exercisable over a three year period to the extent of 10,000 shares of common stock in each of July 2003, 2004, and 2005.


Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option

Value Table

     The following table sets forth certain information concerning the value of unexercised options and warrants for the fiscal year ended June 30, 2003:

----------------------- ------------------- ---------------- --------------------------- -----------------------------
                                                                Number of Securities
                                                               Underlying Unexercised        Value of Unexercised
                                                              Options and Warrants at      In-the-Money Options and
                        Shares Acquired on  Value Realized       June 30, 2003 (#)       Warrants at June 30, 2003($)
         Name                Exercise             ($)        Exercisable/Unexercisable    Exercisable/Unexercisable
----------------------- ------------------- ---------------- --------------------------- -----------------------------
----------------------- ------------------- ---------------- --------------------------- -----------------------------
   Bert E. Brodsky           200,000           1,328,000          100,000/200,000              731,000/1,462,000
----------------------- ------------------- ---------------- --------------------------- -----------------------------
----------------------- ------------------- ---------------- --------------------------- -----------------------------
    James J. Bigl            100,000            602,016               -0-/-0-                      -0-/-0-
                              3,670             32,993               7,330/-0-                    54,828/-0-
                               -0-                -0                13,335/6,665                82,010/40,990
                               -0-                -0-              66,000/34,000                 9,900/5,100
                               -0-                -0-               -0-/350,000                    -0-/-0-
                                                   -
----------------------- ------------------- ---------------- --------------------------- -----------------------------
----------------------- ------------------- ---------------- --------------------------- -----------------------------
    David Gershen              -0-                -0-                35,000/-0-                  145,250/-0-
                              7,335             65,942               3,665/-0-                    27,414/-0-
                               -0-                -0-               3,350/6,650                 17,253/34,248
                               -0-                -0-                -0-/10,000                   -0-/5,500

----------------------- ------------------- ---------------- --------------------------- -----------------------------
----------------------- ------------------- ---------------- --------------------------- -----------------------------
     Tery Baskin               -0-                -0-              16,000/24,000                82,400/123,640
                               -0-                -0-               10,000/5,000                41,500/20,750
                               -0-                -0-                670/1,330                   3,786/7,515
                               -0-                -0-                -0-/20,000                   -0-/11,000
                               -0-                -0-                -0-/5,000                    -0-/5,000

----------------------- ------------------- ---------------- --------------------------- -----------------------------
----------------------- ------------------- ---------------- --------------------------- -----------------------------
      Agnes Hall               -0-                -0-               6,670/3,330                  11,006/5,495
                               -0-                -0-                670/1,330                   3,786/7,515
                               -0-                -0-               1,670/3,330                    -0-/-0-
                               -0-                -0-                -0-/30,000                   -0-/18,000

----------------------- ------------------- ---------------- --------------------------- -----------------------------
----------------------- ------------------- ---------------- --------------------------- -----------------------------
  Patrick McLaughlin           -0-                -0-              20,833/104,167                  -0-/-0-
----------------------- ------------------- ---------------- --------------------------- -----------------------------

Compensation of Directors

     Health Card's By-Laws provide that directors of the Company may, by resolution of the Board of Directors, be paid a fixed fee and expenses for attendance at each regular or special meeting of the Board of Directors and Committee meetings. Each director received $500 for each meeting he attended by telephone and $1,000 for each meeting he attended in person. Health Card paid $69,500 in Directors' fees during the fiscal year ended June 30, 2003. Health Card reimburses directors for out-of-pocket expenses incurred in connection with attending Board of Directors and Committee meetings. Directors are eligible to receive stock options pursuant to the Company's stock option plan. During fiscal year 2003, the Company granted to each of the Company's non-employee directors, Mr. Angowtiz, Mr. Daley, Mr. Fish and Mr. Konigsberg, an incentive stock option to purchase 11,000 shares of common stock at $8.61. Such options vest over a three year period commencing April 9, 2003 and expires April 9, 2008.

Employee Contracts, Termination of Employment and Change-in-Control Arrangements

     Except as described below, there are no written employment or similar agreements with any of the Named Executive Officers.

     Health Card entered into an employment agreement with Bert E. Brodsky effective July 1, 2002. This employment agreement superseded Mr. Brodsky's employment agreement dated July 1, 1999 with the Company. Pursuant to this agreement, Mr. Brodsky agreed to serve as Executive Chairman of the Board at an annual salary of $200,000, subject to adjustment by the Compensation Committee of the Company. As of August 1, 2003, Mr. Brodsky's annual salary was increased to $475,000, plus payment for nonaccountable expenses incurred in the performance of his duties in an amount of $10,000 per calendar quarter. The agreement automatically renews for successive additional terms of one (1) year upon the expiration of the term. The term and each renewal term is subject to the right of the Company to terminate the agreement by giving not less than ninety (90) days written notice to Mr. Brodsky. The agreement provides for certain fringe benefits payable to Mr. Brodsky, such as the use of an automobile. In addition, the agreement also provides for certain termination benefits payable to Mr. Brodsky, which depending upon the reason for termination, can equal up to one year of salary. Mr. Brodsky may devote a portion of his business time to business affairs unrelated to Health Card, provided that such activities do not prevent him from fulfilling his obligations under the agreement. The agreement does not quantify the amount of time that Mr. Brodsky must devote to Health Card. However, it is contemplated that Mr. Brodsky will devote a substantial portion of his business time to the affairs of Health Card. In addition, Health Card will hold Mr. Brodsky harmless from any golden parachute tax imposed as a result of any of the payments made under the employment agreement and any stock option agreements with the Company. Furthermore, the employment agreement contains noncompetition and non-solicitation provisions effective during the term of the employment and for one to two years after termination. On February 20, 2001, Health Card granted Mr. Brodsky incentive stock options to purchase 500,000 shares of common stock at $1.84. Such option vests over a five year period commencing February 20, 2001 and expires on February 19, 2006.

     In January 2000, the Board of Directors authorized the payment to Mr. Brodsky of a bonus in the amount of $120,000. Such bonus is payable in equal monthly installments of $10,000. These amounts accrued monthly through June 30, 2002 and were paid to Mr. Brodsky in July 2003. In July 2003, the Board of Directors authorized the payment to Mr. Brodsky of a bonus in the amount of $382,500 related to the Company's 2003 fiscal year.

     Health Card entered into an employment agreement with James J. Bigl effective June 12, 2000, as amended. Pursuant to this agreement, Mr. Bigl agreed to serve as President at an annual salary of $188,000, subject to adjustment by the Compensation Committee of the Company. Pursuant to the agreement, Mr. Bigl was entitled to (i) a $25,000 signing bonus upon execution of the agreement;
(ii) participation in the bonus pool for senior executives; and (iii) payment for nonaccountable expenses incurred in the performance of his duties in an amount of $12,000 per year. The agreement also provides for certain termination benefits, which depending upon the reason for termination, can equal up to two
(2) years of salary and twelve (12) months of bonus payment. In the event of a change of control, Mr. Bigl is entitled to receive a transaction bonus of up to 200% of his current base salary and most recently paid annual bonus. The employment agreement also contains a confidentiality provision and noncompetition and nonsolicitation provisions effective during the term of the employment and for a period of three years after the severance period. In addition, Health Card agrees to hold Mr. Bigl harmless from any golden parachute tax imposed as a result of any of the payments made under the employment agreement and any stock option agreements with the Company. In connection with the employment agreement, Health Card granted to Mr. Bigl an incentive stock option to purchase 100,000 shares of common stock at $4.00 per share. Such option vests over a three year period commencing on June 12, 2001 and expires on June 12, 2005. On February 20, 2001, Mr. Bigl was granted an incentive stock option to purchase 11,000 shares at $1.67 per share. Such option vests over a three year period commencing February 20, 2001 and expires on February 19, 2006. On June 12, 2001, Health Card granted Mr. Bigl an additional incentive stock option to purchase 20,000 shares of common stock at $3.00 per share. Such option vests over a three year period commencing June 12, 2002 and expires on June 11, 2007. Effective June 1, 2002, Mr. Bigl was promoted to Chief Executive Officer and elected to the Board of Directors and his salary was increased to $263,000 per year. At that time, Health Card granted Mr. Bigl an incentive stock option, effective April 30, 2002, to purchase 100,000 shares of common stock at $9.00 per share. Such option vests over a three year period commencing April 30, 2003 and expires on April 11, 2007. On June 26, 2002, Health Card granted Mr. Bigl an incentive stock option to purchase 350,000 shares of common stock at $9.45 per share. Such option vests over an eight year period commencing June 26, 2008 and expires on June 26, 2012. On June 12, 2003, Health Card increased the annual compensation paid to Mr. Bigl to $325,000 and effective as of October 1, 2003, the Company will pay Mr. Bigl $10,000 per calendar quarter for non-accountable expenses. On July 22, 2003, Health Card granted Mr. Bigl an incentive stock option to purchase 50,000 shares of common stock at $10.47 per share. Such option vests over a three year period commencing July 22, 2004 and expires on July 22, 2013.

     Health Card entered into an employment agreement with David Gershen effective May 1, 2000 for an initial term of one year and will automatically renew for additional terms thereafter. Pursuant to the agreement, Mr. Gershen agreed to serve as Chief Financial Officer and Treasurer at an annual salary of $150,000, subject to adjustment, in addition to (i) a $25,000 bonus upon the completion of one full year of employment with Health Card and (ii) the ability to participate in the bonus pool for senior executives. The agreement also provides for certain termination benefits, which, depending upon the reason for termination, can equal up to one year of salary. In the event of a change of control, Mr. Gershen is entitled to receive a transaction bonus of up to 100% of his current base salary. The employment agreement also contains a confidentiality provision and noncompetition and nonsolicitation provisions effective during the term of the employment and for a period of one year after the severance period. In connection with the employment agreement, Health Card granted to Mr. Gershen an incentive stock option to purchase 35,000 shares of common stock at $5.00 per share. Such option vests over a three year period commencing on May 1, 2001. The option expires on May 1, 2005. On February 20, 2001, Mr. Gershen was granted an incentive stock option to purchase 11,000 shares at $1.67 per share. Such option vests over a three year period commencing February 20, 2001 and expires on February 19, 2006. On September 24, 2001, the Company granted an incentive stock option to purchase 10,000 shares of common stock at $4.00 per share. The option vests over a three year period commencing September 24, 2002 and expires on September 24, 2006. On August 1, 2002, the Company granted an incentive stock option to purchase 10,000 shares at $8.60 per share. Such option vests over a three year period commencing August 1, 2003 and expires on August 1, 2007. On August 1, 2003, Mr. Gershen's annual base salary was increased to $205,000 and the Company granted an incentive stock option to purchase 10,000 shares at $11.50 per share. Such option vests over a three year period commencing August 1, 2004 and expires on August 1, 2008.

     Health Card entered into an employment agreement with Tery Baskin effective June 4, 2001 which superceded his prior employment agreement with the Company, and provides that Mr. Baskin will serve as Health Card's Chief Operating Officer at an annual salary of $150,000, in addition to the ability to participate in the bonus pool for senior executives. Furthermore, the agreement provides that the Company will provide Mr. Baskin with an automobile. In the event of a change of control, Mr. Baskin is entitled to receive a transaction bonus of up to 100% of his current base salary. The employment agreement also contains a confidentiality provision and noncompetition and noninterference provisions effective during the term of the employment and for a period of eighteen (18) months after the severance period. In addition, the agreement provides for certain termination benefits, which depending upon the reason for termination, can equal up to six months salary. In connection with the employment agreement, Health Card granted to Mr. Baskin incentive stock options to purchase 15,000 shares of common stock at $4.00 per share. Such option vests over a three year period commencing June 4, 2002 and expires on June 4, 2006. On July 20, 2000, Health Card granted to Mr. Baskin incentive stock options to purchase 40,000 shares of common stock at $4.00 per share. Such stock option vests over a five year period commencing July 20, 2001 and expires on July 20, 2006. On August 10, 2001, Health Card granted to Mr. Baskin incentive stock options to purchase 2,000 shares of common stock at $3.50 per share. Such option vests over a three year period commencing August 10, 2002 and expires on August 10, 2006. On August 1, 2002, Health Card granted to Mr. Baskin incentive stock options to purchase 20,000 shares of common stock at $8.60 per share. Such option vests over a three year period commencing August 1, 2003 and expires on August 1, 2007. On September 19, 2002 Health Card granted to Mr. Baskin incentive stock options to purchase 5,000 shares of common stock at $8.15 per share. Such option vests over a three year period commencing September 19, 2003 and expires on September 19, 2007. On August 1, 2003, Health Card granted Mr. Baskin incentive stock options to purchase 20,000 shares of common stock at $11.50 per share. Such option vests over a three year period commencing August 1, 2004 and expires on August 1, 2008. Effective April 2003, Mr. Baskin's title was changed to Chief Marketing Officer and on August 1, 2003, Mr. Baskin's annual base salary was increased to $190,000.

     Effective as of November 20, 2002, the Company entered into an employment agreement with Agnes Hall to serve as Chief Information Officer. The term of the agreement extends through November 20, 2003. Ms. Hall is entitled to receive an annual base salary of $180,000, subject to increase, and an annual bonus payable in accordance with the Company's management bonus plan. In the event of a change of control, Ms. Hall is entitled to receive a transaction bonus of 100% of her current base salary. In the event the employment agreement is terminated by the Company for any reason other than (i) for cause, (ii) as a result of Ms. Hall's resignation, or (iii) as a result of the death or permanent disability of Ms. Hall, Ms. Hall is entitled to receive a severance amount equal to her current base salary and benefits for a six month period. Furthermore, the employment agreement contains confidentiality, noncompetition and non-solicitation provisions effective during the term of the employment and for one to two years after employment has terminated. On January 8, 2001, Health Card granted Ms. Hall an incentive stock option to purchase 10,000 shares of common stock at $5.00 per share. Such option vests over a three year period commencing January 8, 2002 and expires on January 8, 2006. On August 10, 2001, Health Card granted Ms. Hall an incentive stock option to purchase 2,000 shares of common stock at $3.50 per share. Such option vests over a three year period commencing August 10, 2002 and expires on August 10, 2006. On January 4, 2002 Health Card granted Ms. Hall an incentive stock option to purchase 5,000 shares of common stock at $12.61 per share. Such option vests over a three year period commencing January 4, 2002 and expires on January 4, 2007. On July 31, 2002 Health Card granted Ms. Hall an incentive stock option to purchase 30,000 shares of common stock at $8.55 per share. Such option vests over a three year period commencing July 31, 2003 and expires on July 31, 2007. On August 1, 2003 Health Card granted Ms. Hall an incentive stock option to purchase 25,000 shares of common stock at $11.50 per share. Such option vests over a three year period commencing August 1, 2004 and expires on August 1, 2008.

     Effective as of January 29, 2002, the Company entered into an employment agreement with Patrick McLaughlin to serve as Executive Vice President of Managed Care. The term of this agreement extends through April, 2004. Mr. McLaughlin is entitled to receive an annual base salary of $140,000, subject to increase, and an annual bonus payable in accordance with the Company's management bonus plan. Effective April 2003, Mr. McLaughlin title was changed to President of the Pharmacy Benefits Management division. In the event the employment agreement is terminated by the Company (i) prior to Mr. McLaughlin's second year anniversary for any reason other than (A) for cause, or (B) as a result of the death or permanent disability of Mr. McLaughlin, or (ii) as a result of Mr. McLaughlin's resignation following an uncured material breach of the Company's obligations under this Agreement, Mr. McLaughlin is entitled to receive a severance amount equal to his current base salary and benefits for a six month period. In addition, the Company pays Mr. McLaughlin a monthly car allowance. Furthermore, the employment agreement contains confidentiality, non-competition and nonsolicitation provisions effective during the term of the employment and for one to two years after employment has terminated. On January 29, 2002, Health Card granted Mr. McLaughlin an incentive stock option to purchase 125,000 shares of common stock at $12.45 per share. Such option vests in accordance to the contingent payment terms of the Asset Purchase Agreement dated January 29, 2002 with HSL, HSL Acquisition Corp., and the other persons named therein (See "Description of Business - Recent Acquisitions and Developments") and otherwise over a nine year period and expires on January 28, 2012. On August 1, 2003, Mr. McLaughlin's annual base salary was increased to $175,000 and the Company granted Mr. McLaughlin an incentive stock option to purchase 15,000 shares of common stock at $11.50 per share. Such option vests over a three year period commencing August 1, 2004 and expires on August 1, 2008.

     All of the Named Executive Officers have contractual language included in stock option agreements with the Company to the effect that all unvested options would become immediately exercisable upon a change of control of the Company.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is responsible for making recommendations to the Board of Directors regarding compensation arrangements for the executive officers of Health Card and consulting with management of Health Card regarding compensation policies and practices. The Compensation Committee also makes recommendations concerning annual bonus compensation, the adoption of any compensation plans in which management is eligible to participate and the granting of stock options or other benefits under such plans. The Compensation Committee currently consists of Gerald Angowitz, Kenneth J. Daley and Ronald L. Fish. The Compensation Committee held four (4) meetings during the fiscal year ended June 30, 2003.

     None of the members of the Company's Compensation Committee is or has been an officer or employee of the Company. Mr. Fish was a member of the Board of Directors and the Compensation Committee for Sandata from January 1998 until May 2003. No other interlocking relationships exist between the Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company. No executive officer of the Company serves on the Board of Directors or Compensation Committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.


ITEM 12.      Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information, as of October 10, 2003, concerning the persons or entities known to Health Card to be the beneficial owner of more than 5% of the shares of common stock of Health Card as well as the number of shares of Health Card common stock that directors and certain executive officers beneficially own, and that directors and executive officers own as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned.


                                                                         Amount and Nature of      Percentage of Common
Name of Beneficial Owner                                                 Beneficial Ownership             Stock
------------------------                                                 ---------------------     ---------------------

Bert E. Brodsky...................................................           3,194,795 (1)                 43.0%
Gerald Shapiro....................................................             294,534 (2)                  3.8%
James J. Bigl.....................................................             159,335 (3)                  1.9%
Tery Baskin.......................................................             121,286 (4)                  1.5%
David Gershen.....................................................              60,015 (5)                   *
Agnes Hall........................................................              19,675 (6)                   *
Patrick McLaughlin................................................              20,833 (7)                   *
Kenneth J. Daley..................................................              31,000 (8)                   *
Ronald Fish.......................................................              21,000 (9)                   *
Gerald Angowitz...................................................              31,000 (8)                   *
Paul Konigsberg...................................................              21,000 (9)                   *
All executive officers and                                                       3,953,640
     directors as a group (11 persons)............................      (1)(2)(3)(4)(5)(6)(7)(8)(9)         47.8%

*     Less than 1%

     (1) Includes (i) 100,000 shares of common stock beneficially owned by the Bert E. Brodsky Revocable Trust, (ii) 1,725 shares of common stock beneficially owned by P.W. Capital Corp., of which Mr. Brodsky is President, and (iii) 30,000 warrants to purchase common stock currently exercisable. Does not include an aggregate of 200,000 shares of common stock subject to currently unexercisable options.

     (2) Includes 11,000 shares of common stock subject to options that are currently exercisable.

     (3) Includes 86,665 shares of common stock subject to options that are currently exercisable. Does not include an aggregate of 440,665 shares of common stock subject to currently unexercisable options.

     (4) Includes 43,669 shares of common stock subject to options that are currently exercisable. Does not include an aggregate of 58,331 shares of common stock subject to currently unexercisable options.

     (5) Includes 48,680 shares of common stock that are currently exercisable. Does not include an aggregate of 19,985 shares of common stock subject to currently unexercisable options.

     (6) Includes 19,675 shares of common stock subject to options that are currently exercisable. Does not include an aggregate of 52,325 shares of common stock subject to currently unexercisable options.

     (7) Includes 20,833 shares of common stock subject to options that are currently exercisable. Does not include an aggregate of 119,167 shares of common stock subject to currently unexercisable options.

     (8) Includes for each of Mr. Daley and Mr. Angowitz 31,000 shares of common stock subject to options that are currently exercisable. Does not include for each of them 11,000 shares of common stock subject to currently unexercisable options.

     (9) Includes for each of Mr. Fish and Mr. Konigsberg 21,000 shares of common stock subject to options that are currently exercisable. Does not include an aggregate of 11,000 shares of common stock subject to currently unexercisable options.

Equity Compensation Plan Information

     The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of June 30, 2003.


---------------------------- ------------------------ ----------------------- ---------------------------------------

                                    Number of            Weighted-average         Number of Securities remaining
                                Securities to be       price of outstanding    available for future issuance under
                              issued upon exercise     options warrants and    equity compensation plans (excluding
                                 of outstanding               Rights           securities reflected in column (a))
                              options, warrants and
                                     rights
                                      (a)                       (b)                             (c)
---------------------------- ------------------------ ----------------------- ---------------------------------------
---------------------------- ------------------------ ----------------------- ---------------------------------------

  1999 Stock Option Plan
   (approved by security             2,168,890                 $7.74                          484,867
         holders)*

---------------------------- ------------------------ ----------------------- ---------------------------------------
---------------------------- ------------------------ ----------------------- ---------------------------------------
   2000 Restricted Stock                    0                   N/A                           700,000
  Grant Plan (approved by
    security holders)*
---------------------------- ------------------------ ----------------------- ---------------------------------------

     * There are no equity compensation plans not approved by security holders.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Health Card's Relationship with Sandata


     Health Card has historically entered into various verbal and written agreements, with Sandata and its wholly-owned subsidiaries. Mr. Brodsky is the Chairman of the Board, Treasurer and a principal stockholder of Sandata. The majority of the services were related to database and operating system support, hardware leasing, maintenance and related administrative services. Health Card purchases services from Sandata, and its subsidiaries, on an as needed basis at negotiated hourly or monthly rates. Health Card has evaluated the services that Sandata has performed for it in the past, and has brought most of those services in-house by hiring employees with the needed skills.

     During the fiscal years ended June 30, 2001, 2002, and 2003 Health Card incurred fees to Sandata, or its subsidiaries, in the aggregate amounts of approximately $3,612,000, $1,097,000, and $66,000 respectively.

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

Relationship with Medical Arts Office Services, Inc.

     Medical Arts Office Services, Inc. of which Mr. Brodsky is the sole shareholder, is an affiliate of Health Card.

     Medical Arts Office Services provides Health Card with legal, human resources, accounting and administrative services (including payroll processing) pursuant to a verbal agreement, terminable at will by either party. During the fiscal year ended June 30, 2003, the total payments made by Health Card to Medical Arts were approximately $216,601, of which $66,560 was paid for legal services and $150,041 was paid for human resources and administrative services. Management believes that the hourly rates charged by Medical Arts are as fair to Health Card as those that could be obtained from an unaffiliated third party, although no independent fee quotes have been obtained.

Health Card's Relationship with P.W. Capital, LLC

     Health Card rents a two family house in Port Washington, New York (near the Company's offices) from P.W. Capital, LLC, which is used for out-of-town employees. Health Card evaluated the cost of hotels for these individuals and determined it was more cost efficient to rent the house at a monthly rate of $5,500 plus escalations. During the fiscal year ended June 30, 2003, Health Card paid P.W. Capital, LLC $66,000 in rent for this facility. Health Card also leases three cars from P.W. Capital, LLC.

Real Estate

     The Company currently occupies approximately 26,500 square feet of office space at 26 Harbor Park Drive, Port Washington, NY 11050 (the "Leased Premises"). The Company subleases the Leased Premises form BFS Realty, LLC, an affiliate of the Chairman of the Board (the "Affiliate"). The Affiliate leases the Leased Premises from the Nassau County Industrial Development Agency, pursuant to a lease which was entered into by the agency and the Affiliate in July 1994, and which expires in March 2005. The Affiliate has the right to become the owner of the Leased Premises upon expiration of this lease. The Affiliate subleases a portion of the Leased Premises to the Company (the
"Lease"). As of November 1, 2001, the Company and the Affiliate amended the Lease. The Lease provides that, effective August 1, 2001, the rent payable by the Company shall be an aggregate annual rent of $308,000 plus expenses related to real estate taxes, utilities, and maintenance. On October 1, 2003, the Company and the Affiliate amended the Lease again for the Company to occupy 34,270 square feet of office space, effective as of January 1, 2004. The rent will be $531,308 per annum plus expenses with annual rent increases based on the Consumer Price Index. The Lease expires in December 31, 2013. Leasehold improvements made to this space during the years ended June 30, 2002 and 2003 were approximately $60,000 and $1,000 respectively.

     Pursuant to a lease dated August 10, 1998 and expiring on August 31, 2005, Health Card occupies approximately 1,500 square feet at 63 Manorhaven Boulevard, Port Washington, New York, which is used as a pharmacy. The landlord for these premises is 61 Manorhaven Boulevard, LLC, of which the Company's Chairman is the sole member. The current monthly rent is $1,914 per month. The annual rent increases by 5% per year. Additional rent, in the form of certain expenses, is also payable.

     As described above, the Company has entered into a lease with an affiliated company to rent a two family home for the use of out-of-town employees in lieu of renting multiple hotel rooms. With the Centrus Acquisition that was completed in January, 2002, additional "hotel" space was required. Therefore, the Company entered into two leases with another affiliated company to rent two additional houses. These leases expire in April, 2007.

Indebtedness of Management

     From time to time, Mr. Brodsky and certain of his affiliates (collectively the "Brodsky Affiliates") and other officers, directors and affiliates of Health Card have borrowed funds from Health Card. The following table describes certain information relating to such indebtedness:

                                                Largest Aggregate
                                               Amount Owed by Debtor             Debt Owed
                                               During Fiscal Year                   As Of
         Debtor                                 Ended June 30, 2003          September 30, 2003
         ------                                  -------------------         ------------------
         P.W. Capital LLC (1).................     $3,781,678                           0
         James J. Bigl (2)....................        107,531                           0
         E-data Corp. (3).....................          4,200                       8,400

     (1) On June 1, 1998, Health Card assigned indebtedness from certain persons and entities, including Mr. Brodsky, aggregating $1,636,785 to P.W. Capital, LLC, a company affiliated with Mr. Brodsky. P.W. Capital executed a demand promissory note payable to Health Card in the principal amount of $4,254,785, reflecting the assigned debt and amounts then owed by P.W. Capital to Health Card. Mr. Brodsky simultaneously executed an unconditional guaranty in favor of Health Card for the full and prompt payment to Health Card of all amounts payable under the P.W. Capital note. Such note is secured by 1,022,757 shares of common stock of Health Card and is without recourse to the maker. The note was replaced by a new non-recourse promissory note dated July 31, 2000, in the amount of $3,890,940, with interest at the rate of 8 1/2% per annum. Such note is payable in annual installments of $400,000 consisting of principal and interest on each of the first and second anniversary date with the total remaining balance of principal and interest due and payable on July 31, 2003. The note is collateralized by 1,000,000 shares of common stock of Health Card. The two $400,000 payments due under the note as of July 31, 2001 and 2002 were satisfied by offsetting an equal amount owed to Mr. Brodsky by the Company under the Brodsky Employment Agreement. The balance of the note, including accrued interest, was paid in full on July 31, 2003. The note was satisfied through a combination of monies owed by the Company to Mr. Brodsky and a cash payment made by P.W. Capital to the Company. Effective July 31, 2001 the interest rate on the note was changed to the prime rate in effect from time to time.

     (2) On February 8, 2001,  the President  gave to the Company his Promissory
Note in the amount of $34,000 as evidence of the loan by the Company to the President. On April 12, 2002, the Promissory Note was amended and the Company agreed to increase the loan to $100,000. The loan bears interest at 8%, and is due on April 25, 2003. The interest rate was lowered effective July 1, 2002 to the rate at which the Company borrows money. The President's repayment obligation under the Promissory Note has been absolved by the Company. The Company set-off from the bonus paid the President in July, 2003, as part of his annual compensation, the amount that was otherwise payable by the President under the Promissory Note including accrued interest.

     (3) E-data Corp. sublets a room for one of its executives from the Company at the two family house in Port Washington (see Health Card's Relationship with P.W. Capital LLC above).

                                 PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   3.       Exhibits


Exhibit
Number       Description of Exhibit

 2.1     Asset Purchase Agreement dated as of November 1, 2002, by and between Health Card,
         Integrail  Acquisition Corp., Health Solutions, Ltd., and certain security holders of Health Solutions, Ltd. (10)
 2.2     Assignment Agreement dated as of November 1, 2002, by and between
         Health Card, Integrail Acquisition Corp., and Health Solutions, Ltd. (10)
 2.3     Stock Purchase Agreement dated July 31, 2003, among Health Card and Portland
         Professional Pharmacy, Portland Professional Pharmacy Associates and the
         individuals listed on Schedule I thereto (12)
 3.1     Certificate of Incorporation of Health Card (7)
 3.4     By-Laws of Health Card (7)
 4.1     Form of Specimen Common Stock Certificate (9)
 4.2     Form of Warrant Agreement, including form of Representatives' Warrants (1)
10.1     Mail Service Provider Agreement, dated July 1, 1996, between Health Card and
         Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.2     Amendment to Mail Service Provider Agreement, dated January 1, 1997, between
         Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.3     Software License Agreement and Professional Service Agreement, dated February
         18, 1998, between Health Card and Prospective Health, Inc. (1)
10.4     1999 Stock Option Plan (1)
10.5     Employee Covenant Agreement, dated June 15, 1998, between Health Card and Mary Casale (1)
10.6     Employee Covenant Agreement, dated June 16, 1998, between Health Card and Ken Hammond (1)
10.7     Stock Option Agreement, dated August 3, 1999, between Health Card and Ken
         Hammond (4)
10.8     Employment Agreement, dated March 27, 2000, between Health Card and
         David Gershen (4)
10.9     Stock Option Agreement, dated May 1, 2000, between Health Card and David
         Gershen (4)
10.10    Employment Agreement, dated May 3, 2000, between Health Card and James
         Bigl (4)
10.11    Stock Option Agreement, dated June 12, 2000, between Health Card and James
         Bigl (4)
10.12    Stock Option Agreement, dated August 3, 1999, between Health Card and
         Kenneth J. Daley (4)
10.13    Stock Option Agreement, dated August 3, 1999, between Health Card and
         Gerald Angowitz (4)
10.14    Assignment, dated November 1, 1996, from Sandata, Inc., to BFS Realty,
         LLC (1)
10.15    Lease, dated August 10, 1998, between 61 Manorhaven Boulevard, LLC and
         Health Card (1)
10.16    Letter, dated June 3, 1999, from Bert Brodsky to Health Card (1)
10.17    Letter, dated June 3, 1999, from Gerald Shapiro to Health Card (1)
10.18    Agreement of Guaranty, dated June 1, 1998, by Bert E. Brodsky in favor of Health Card (1)
10.19    Promissory Note, dated July 31, 2000, made payable by P.W. Capital, LLC to the order of Health Card, in the amount of $3,890,940 (4)
10.20    Letter, dated  June 8, 1999, from P.W. Capital Corp. to Health Card (1)
10.21    Letter, dated June 9, 1999, from Bert E. Brodsky to Health Card (1)
10.22    Letter, dated June 8, 1999, from the Bert E. Brodsky Revocable Trust to Health Card (1)
10.23    Letter Agreement, dated June 30, 1999, between the Bert E. Brodsky Revocable
         Trust and Health Card (1)
10.24    Employment Agreement, dated July 1, 1999, between Health Card and Bert E. Brodsky (1)
10.25    Letter, dated June 8, 1999, from Bert E. Brodsky to Health Card (1)
10.26    Form of Lock-Up Agreement (1)
10.27    Acquisition and Merger Agreement, dated as of June 27, 2000, between
         Health Card and Pharmacy Associates, Inc. (3)
10.28    Lease Agreement, dated March 4, 1996, between Pharmacy Associates, Inc. and
         Executive Park Partnership (4)
10.29    Amendment to Lease, dated November 2, 1998, between Pharmacy Associates, Inc.
         and Executive Park Partnership (4)
10.30    Amendment to Lease, dated November 19, 1998, between Pharmacy Associates, Inc.
         and Executive Park Partnership (4)
10.31    Lease Agreement, dated July 8, 1999, between Pharmacy Associates, Inc. and
         Executive Park Partnership (4)
10.32    Asset Purchase Agreement dated as of March 5, 2001 among National Medical Health
         Card Systems, Inc., PMP Acquisition Corp., Provider Medical Pharmaceutical, LLC
         and members of PMP (5)
10.33    Employment Agreement, dated June 4, 2001, between National Medical Health Card
         Systems, Inc. and Tery Baskin (6)
10.34    Stock Option Agreement, dated June 4, 2001, between National Medical Health Card
         Systems, Inc. and Tery Baskin (6)
10.35    Stock Option Agreement, dated June 12, 2001, between National Medical Health Card
         Systems, Inc. and James Bigl (6)
10.36    Asset Purchase Agreement dated January 29, 2002 by and among the Company,
         Health Solutions Limited ("HSL"), HSL Acquisition Corp., a wholly-owned subsidiary of the Company, and the security holders of HSL (8)
10.37    Receivables  Purchase and Transfer  Agreement  dated January 29, 2002 by and among the Company and certain of its subsidiaries and NMHC Funding, LLC (8)
10.38    Loan and Security Agreement dated January 29, 2002, by and between NMHC Funding, LLC and HFC Healthco-4, LLC, an affiliate of Healthcare Finance Group, Inc. (8)
10.39    Lease Agreement dated as of August 1, 2001, between National Medical Health
         Card Systems, Inc. and BFS Realty, LLC (6)
10.40    Amended Lease Agreement dated as of August 1, 2001,  between National Medical
         Health Card Systems, Inc. and BFS Realty, LLC (6)
10.41    2003 Employee Stock Purchase Plan (11)
10.42    Amendment No. 2 dated April 15, 2002 to Employment Agreement between
         Health Card and James Bigl (12)
10.43    Amendment No. 3 dated October 14, 2002 to Employment Agreement between
         Health Card and James Bigl (12)
10.44    Amendment No. 4 dated November 6, 2002 to Employment Agreement between
         Health Card and James Bigl (12)
10.45    Stock Option Agreement between Health Card and James Bigl dated February 20, 2001 (12)
10.46    Stock Option Agreement between Health Card and James Bigl dated April 30. 2002 (12)
10.47    Stock Option Agreement between Health Card and James Bigl dated June 26, 2002 (12)
10.48    Stock Option Agreement between Health Card and James Bigl dated July 22, 2003 (12)
10.49    Employment Agreement dated October 14, 2002 between Health Card and Bert Brodsky (12)
10.50    Employment Agreement dated November 20, 2002 between Health Card and Agnes Hall (12)
10.51    Stock Option Agreement between Health Card and Agnes Hall dated January 8, 2001 (12)
10.52    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated (12)
         January 8, 2001 (12)
10.53    Stock Option Agreement between Health Card and Agnes Hall dated August 10, 2001 (12)
10.54    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated August 10, 2001 (12)
10.55    Stock Option Agreement between Health Card and Agnes Hall dated January 4, 2002
10.56    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated January 4, 2002
10.57    Stock Option Agreement between Health Card and Agnes Hall dated July 31, 2002 (12)
10.58    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated July 31, 2002 (12)
10.59    Stock Option Agreement between Health Card and Agnes Hall dated August 1, 2003 (12)
10.60    First Amendment dated November 6, 2002 to Employment Agreement between Health Card and David Gershen (12)
10.61    Stock Option Agreement between Health Card and David Gershen dated February 20, 2001 (12)
10.62    Stock Option Agreement between Health Card and David Gershen dated September 24, 2001 (12)
10.63    Stock Option Agreement between Health Card and David Gershen dated August 1, 2002 (12)
10.64    Stock Option Agreement between Health Card and David Gershen dated August 1, 2003 (12)
10.65    First Amendment dated November 6, 2002 to Employment Agreement between Health Card and Tery Baskin (12)
10.66    Stock Option Agreement between Health Card and Tery Baskin dated July 20, 2000
10.67    Stock Option Agreement between Health Card and Tery Baskin dated August 10, 2001
10.68    Stock Option Agreement between Health Card and Tery Baskin dated August 1, 2002 (12)
10.69    Stock Option Agreement between Health Card and Tery Baskin dated September 19, 2002 (12)
10.70    Stock Option Agreement between Health Card and Tery Baskin dated August 1, 2003 (12)
10.71    Employment Agreement between Health Card and Patrick McLaughlin dated January 29, 2002 (12)
10.72    Stock Option Agreement between Health Card and Patrick McLaughlin dated January 29, 2002 (12)
10.73    Stock Option Agreement between Health Card and Patrick McLaughlin dated August 1, 2003 (12)
10.74    Amendment to Stock Option Agreement dated January 29, 2002 between Health Card and
         Patrick McLaughlin (12)
10.75    Stock Option Agreement between Health Card and Gerald Angowitz dated November 20, 2000 (12)
10.76    Stock Option Agreement between Health Card and Gerald Angowitz dated February 20, 2001 (12)
10.77    Stock Option Agreement between Health Card and Gerald Angowitz dated April 9, 2003
10.78    Stock Option Agreement between Health Card and Kenneth J. Daley dated November 20, 2000 (12)
10.79    Stock Option Agreement between Health Card and Kenneth J. Daley dated February 20, 2001 (12)
10.80    Stock Option Agreement between Health Card and Kenneth J. Daley dated April 9, 2003
10.81    Stock Option Agreement between Health Card and Ronald L. Fish dated November 20, 2000 (12)
10.82    Stock Option Agreement between Health Card and Ronald L. Fish dated February 20, 2001 (12)
10.83    Stock Option Agreement between Health Card and Ronald L. Fish dated April 9, 2003
10.84    Stock Option Agreement between Health Card and Paul J. Konigsberg dated November 20, 2000 (12)
10.85    Stock Option Agreement between Health Card and Paul J. Konigsberg dated February 20, 2001 (12)
10.86    Stock Option Agreement between Health Card and Paul J. Konigsberg dated April 9, 2003
10.87    Stock Option Agreement between Health Card and Bert E. Brodsky dated February 20, 2001 (12)
10.88    Stock Option Agreement between Health Card and Gerald Shapiro dated February 20, 2001 (12)
10.89    Lease dated November 1, 2002 between B/A Airport Park Solutions, LLC and Health Card (12)
10.90    Lease Addendum dated March 10, 2003 between B/A Airport Park Solutions, LLC and Health Card (12)
10.91    Lease Agreement dated November 18, 2002 between Sunbeam Development Corporation and
         NMHCRx Mail Order, Inc. (12)
10.92    Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development
         Corporation and NMHCRx Mail Order, Inc. (12)
10.93    AmerisourceBergen Prime Vendor Agreement, dated July 21, 2003 between NMHCRx Mail Order, Inc.
         d/b/a NMHCmail and AmerisourceBergen Drug Corporation (12)
14.      Code of Ethics (12)
21.      List of Subsidiaries (12)
23.1     Consent of Ernst & Young LLP to the incorporation by reference in the
         Registration Statement on Form S-8 (File No. 333-8224) of its report dated September 29, 2003 (12)
23.2     Consent of Goldstein Golub Kessler LLP to the  incorporation  by reference in the
         Registration  Statement on Form S-8 (File No. 333-8224) of its report dated September 29, 2003 (12)
31.1     Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2     Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1     Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act (12)
32.2     Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act (12)


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

     (12) Denotes document filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2003.

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

        NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
-----------------------------------------------------------------------
        (Registrant)

By  /s/Bert E. Brodsky
    --------------------------------------------------------------------
       Bert E. Brodsky, Chairman
Date:  October 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By    /s/ Bert E. Brodsky
   --------------------------------------------------------------------
          Bert E. Brodsky, Chairman of the Board
Date: October 28, 2003

By   /s/  Gerald Shapiro
  ---------------------------------------------------------------------
          Gerald Shapiro, Vice Chairman of the Board, Secretary
Date: October 28, 2003

By   /s/  James J. Bigl
   -------------------------------------------------------------------
          James J. Bigl, Chief Executive Officer, Principal Executive
            Officer and Director
Date: October 28, 2003

By   /s  Gerald Angowitz
  -------------------------------------------------------------------
         Gerald Angowitz, Director
Date: October 28, 2003

By   /s/ Kenneth J. Daley
  -------------------------------------------------------------------
         Kenneth J. Daley, Director
Date: October 28, 2003

By   /s/ Paul J. Konigsberg
  -------------------------------------------------------------------
         Paul J. Konigsberg, Director
Date: October 28, 2003

By   /s/ Ronald L. Fish
  -------------------------------------------------------------------
         Ronald L. Fish, Director
Date: October 28, 2003

By   /s/ Stuart F. Fleischer
  -------------------------------------------------------------------
         Stuart F. Fleischer, Principal Financial and Accounting Officer
Date: October 28, 2003