Form 10-Q
period 2003-09-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2003-11-14
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For    the     quarterly     period     ended     September     30,    2003
                                                  -----------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from                       to
                               ---------------------    ------------------

                        Commission file number 000-26749

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

     Delaware                                                         11-2581812
-------------------------------------------------------------------------------
(State or Other Jurisdiction of
Incorporation or Organization)                (IRS Employer Identification No.)

 26 Harbor Park Drive, Port Washington, NY                               11050
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code            (516) 626-0007
                                                   ----------------------------

                              Not Applicable
-------------------------------------------------------------------------------
Former  Name,  Former  Address and Former  Fiscal  Year,  if Changed  Since Last
Report.

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes x          No
                                                        -------       ---------

     Indicate by check  whether the  registration  is an  accelerated  filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act.)   Yes            No x
                                                        ------        ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                Yes           No
                                                        ------       ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's Common Stock, as of November 6, 2003 was 7,652,967 shares.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES


                                  INDEX                                 Page

             FORWARD-LOOKING STATEMENTS                                   3

PART I   -   FINANCIAL INFORMATION                                        4
------       ---------------------

ITEM 1   -   CONDENSED FINANCIAL STATEMENTS:                              4

             CONSOLIDATED BALANCE SHEET as of                             4
             September 30, 2003 (unaudited) and June 30, 2003

             CONSOLIDATED STATEMENT OF INCOME (unaudited)                 5
             for the three months ended September 30, 2003 and 2002

             CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)             6
             for the three months ended September 30, 2003 and 2002

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         7

ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           15
             CONDITION AND RESULTS OF OPERATIONS

ITEM 3   -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT              23
             MARKET RISK

ITEM 4   -   CONTROLS AND PROCEDURES                                     23

PART II  -   OTHER INFORMATION                                           24
-------      -----------------

ITEM 1   -   LEGAL PROCEEDINGS                                           24

ITEM 2   -   CHANGES IN SECURITIES AND USE OF PROCEEDS                   24

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                             24

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         25

ITEM 5   -   OTHER INFORMATION                                           25

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                            25

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES



Forward Looking Statements

     When used herein, the words "may," "could," "estimate," "believe," "anticipate," "think," "intend," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and other factors, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. For a discussion of such risks and uncertainties, including risks relating to pricing, competition in the bidding and proposal process, our ability to consummate contract negotiations with prospective clients, dependence on key members of management, government regulation, acquisitions and affiliations, the market for PBM services, and other factors, readers are urged to carefully review and consider various disclosures made by National Medical Health Card Systems, Inc. ("Health Card" or the "Company") which attempt to advise interested parties of the factors which affect Health Card's business, including, without limitation, the disclosures made under the caption "Business" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission on September 29, 2003.

                         PART I - FINANCIAL INFORMATION

Item 1 - CONDENSED FINANCIAL STATEMENTS
         NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)


                                                                                 September 30,              June 30,
Assets                                                                               2003                    2003
Current:                                                                         -------------           -----------
                                                                                   (Unaudited)


  Cash and cash equivalents (including cash equivalent investments of $1,189     $       4,881           $     5,222
       in each period)
  Restricted cash                                                                        2,274                 2,383
  Accounts receivable, less allowance for doubtful accounts of $2,244                   60,236                52,022
       and $2,014, respectively
  Rebates receivable                                                                    21,446                24,584
  Inventory                                                                              1,315                     -
  Due from affiliates                                                                       29                 4,165
  Deferred tax asset                                                                     2,065                 2,065
  Other current assets                                                                   1,825                 1,714
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                              94,071                92,155

  Property, equipment and software development costs, net                                9,178                 8,239
  Intangible assets, net of accumulated amortization of $1,447 and                       2,554                 2,291
    $1,210, respectively
  Goodwill                                                                              57,262                53,669
  Other assets                                                                             339                   386
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                               $     163,404            $  156,740
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current Liabilities:

  Accounts payable and accrued expenses                                          $      116,591            $  106,675
  Revolving credit facility and loans payable-current                                    10,579                15,683
  Current portion of capital lease obligations                                              476                   481
  Due to officer/stockholder                                                                  -                 1,117
  Income taxes payable                                                                      816                   629
  Other current liabilities                                                                 348                   137
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                          128,810               124,722
  Capital lease obligations, less current portion                                           215                   327
  Long term loans payable and other liabilities                                           1,939                 1,020
  Deferred tax liability                                                                  2,245                 2,245
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                  133,209               128,314

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
Stockholders' Equity:

  Preferred stock $.10 par value; 10,000,000 shares authorized, none outstanding               -                     -
  Common Stock, $.001 par value, 25,000,000 shares authorized, 7,836,694 and                   8                     8
    7,812,907 shares issued, 7,645,694 and 7,621,907 outstanding, respectively
  Additional paid-in-capital                                                              15,150                15,027
  Retained earnings                                                                       15,781                14,135
  Treasury stock at cost, 191,000 shares                                                    (744)                 (744)
---------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                           30,195                28,426
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                                   $      163,404          $    156,740
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
                          See accompanying condensed notes to consolidated financial statements




           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)




                                                                 Three months ended
                                                                    September 30,

                                                                  2003             2002
                                                                  ----             ----

Revenues                                                   $    150,830         $ 147,367
Cost of claims                                                  137,314           136,488
--------------------------------------------------------------------------------------

Gross Profit                                                     13,516            10,879
Selling, general and administrative expenses                     10,550             8,340
------------------------------------------------------------------------------------------

Operating income                                                  2,966             2,539

Other income (expense):
Interest expense                                                   (245)             (320)
Interest income                                                      31                56
Other income, net                                                    38                38
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
                                                                   (176)             (226)

Income before provision for income taxes                          2,790             2,313
Provision for income taxes                                        1,144               948
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

Net Income                                                 $      1,646         $   1,365
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

Earnings per common share:
    Basic                                                  $       0.22         $    0.18
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
    Diluted                                                $       0.19         $    0.17
------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding:
    Basic                                                         7,641             7,524
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
    Diluted                                                       8,473             7,919
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
          See accompanying condensed notes to consolidated financial statements








           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)



                                                                                               Three months ended
                                                                                                 September 30,

                                                                                              2003                       2002
                                                                                              ----                       ----
Cash flows from operating activities:
           Net income                                                                    $   1,646                   $  1,365
             Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:

                Depreciation and amortization                                                1,381                      1,043
                Amortization of deferred gain                                                  (38)                       (39)
                Provision for doubtful accounts                                                230                        153
                Compensation expense accrued to officer/stockholder                             37                       (261)
             Changes in assets and liabilities, net of effect from acquisitions:
                Restricted cash                                                                109                        243
                Accounts receivable                                                         (7,555)                    (1,808)
                Rebates receivable                                                           3,138                     (2,061)
                Inventory                                                                     (777)                         -
                Other current assets                                                          (111)                       128
                Due to/from affiliates                                                         214                       (392)
                Other assets                                                                    (2)                         -
                Accounts payable and accrued expenses                                        7,991                      1,510
                Income taxes payable and other current liabilities                             394                       (654)
                Other long term liabilities                                                    958                        286
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                          7,615                       (487)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
             Capital expenditures                                                           (2,022)                      (580)
             Repayment of loan from affiliate                                                2,660                          -
             Repayment of loan from officer                                                    107                          -
             Acquisition of Integrail                                                          (13)                         -
             Acquisition of PAI                                                                  -                     (1,000)
             Acquisition of PPP, net of cash acquired                                       (3,639)                         -
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (2,907)                    (1,580)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
             Proceeds from exercise of stock options                                           123                        418
             Repayment of convertible note offering                                              -                     (8,000)
             Proceeds from revolving credit facility                                       183,500                    170,950
             Repayment of revolving credit facility                                       (188,594)                  (160,408)
             Deferred financing costs                                                           49                         47
             Repayment of debt and capital lease obligations                                  (127)                       (88)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                         (5,049)                     2,919
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                          (341)                       852
Cash and cash equivalents at beginning of period                                             5,222                      1,768
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $   4,881                  $   2,620
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



           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (All $ in thousands, except per share amounts)
                                   (Unaudited)


1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc. (the "Company" or "Health Card") and its wholly owned subsidiaries, Pharmacy Associates, Inc. ("PAI"), Interchange PMP, Inc. ("PMP"), Centrus Corporation ("Centrus"), National Medical Health Card IPA, Inc. ("IPA"), formerly known as PSCNY IPA, Inc., Specialty Pharmacy Care, Inc. ("Specialty"), Integrail, Inc. ("Integrail"), NMHCRX Mail Order, Inc. ("Mail Order"), NMHCRX Contracts, Inc. ("Contracts"), Ascend Specialty Pharmacy Services, Inc. (See Note 3) ("Ascend") and PBM Technology Inc. ("PBM Tech"). Also included on a consolidated basis are the accounts of NMHC Funding, LLC ("Funding"), a limited liability company of which the Company and its subsidiaries are the owners of all of the membership interests. Unless the context otherwise requires, references herein to the "Company" or "Health Card" refer to the Company and its subsidiaries, on a consolidated basis. All material inter-company balances and transactions have been eliminated in the consolidation.

     The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of the Company's management, the September 30, 2003 and 2002 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended June 30, 2003. The results of operations for the three month period ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended June 30, 2003 (the "Annual Report").

2. STOCK-BASED COMPENSATION

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

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                                  Three Months Ended September 30,
                                                              ----------------------------------------------------
                                                                        2003             2002
                                                                        ----             ----
     Reported net income                                         $     1,646         $  1,365
     Stock compensation expense included in net                            -                -
       income
     Pro forma compensation expense                                     (442)            (394)
                                                                 ------------      -----------
       Pro forma net income                                      $     1,204         $    971
    Pro forma earnings per share:
       Basic                                                     $      0.16         $   0.13
       Diluted                                                   $      0.14         $   0.12

3. BUSINESS ACQUISITIONS

     On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy ("PPRX"), Portland Professional Pharmacy Associates ("PRXA", and together with PPRX, "PPP") and the individual shareholders (the "PPP Shareholders") to purchase all of the shares of PPP for $3,150 (the "PPP Acquisition"). PPP provides specialty-pharmacy services in a broad range of areas, including women's health, pediatric care, men's health and transplant. Funds for the PPP Acquisition were supplied by the Company's revolving credit facility that was put in place in January 2002 (see below). The Company intends to position PPP as a preferred provider with PPP's target markets while focusing on the extension of their specialty services to the Company's PBM division.

     The purchase price for the stock of PPP was $3,150. At the time of acquisition, PPP had approximately $1,664 of assets which included $177 of cash, $889 of accounts receivable, $539 of inventory and $59 of property and equipment. PPP also had approximately $1,423 of liabilities which included $609 of bank debt, which was paid off at closing, and $814 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of PPP's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $2,946, which consists of the following components (subject to a formal valuation of the assets): (i) customer relationships valued at $300, which will be amortized over five (5) years; (ii) employment and non-compete agreements valued at $100 each, which will be amortized over three (3) years, and (iii) goodwill of $2,446, which will not be amortized for book purposes per SFAS 142. For tax purposes, the Company has made an election which will allow it to amortize the goodwill and other intangibles over fifteen years. In addition, the Company agreed to pay to the PPP Shareholders up to $7,000 over a three-year period if the PPP business achieved certain financial targets.

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

     Half of the $1,400 purchase price was paid at the closing directly to the Sellers, and half was deposited into escrow as security for the performance of certain indemnification obligations of the Sellers. The Company acquired approximately $500 of HSL's assets which included $158 of property and equipment, $225 of software, $76 of prepaid expenses, and $41 of accounts receivable. The Company also agreed to assume approximately $500 of liabilities related to Integrail which included $166 of debt under capital leases, $75 of miscellaneous payables, and $259 due to HSL for prior equipment and services provided to Integrail by HSL. The acquisition was accounted for under the purchase method of accounting and the results of Integrail's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $1,482, which consists of the following components: (i) software and company know how valued at $575, which will be amortized over three (3) years; and (ii) goodwill of $907, which will not be amortized for book purposes per SFAS 142. For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. Funds for this transaction were supplied by the Company's revolving credit facility. The Agreement provides that if certain operational milestones are achieved over the first 12 months, certain amounts will be released from the escrow to the Sellers. All operational milestones were met and all escrowed dollars were released to the Sellers in November 2003.

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

     The aggregate purchase price of the Acquisition was $40,000 in cash, of which $3,000 was held in escrow to secure certain indemnification obligations (the escrow dollars have been released as of January 2003). The Company acquired approximately $1,400 of HSL's assets which included $900 of property and equipment and $500 of software. The Company also agreed to assume approximately $1,400 of HSL's liabilities relating to the Centrus business which included $1,100 of rebates due to sponsors, $100 of capital leases, and $200 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of Centrus' operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $40,672, which consists of the following components: (i) customer relationships valued at $2,415, which will be amortized over five (5) years;
(ii) an employment agreement valued at $83, which will be amortized over two (2) years: (iii) non-compete contracts valued at $76, which will be amortized over four (4) years, and (iv) goodwill of $38,098 which will not be amortized for book purposes per SFAS 142. For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. In addition, the Company has agreed to pay HSL as additional purchase price up to $4,000 over a period of three (3) years if the acquired Centrus business achieves certain financial performance targets during the two-year period following the Closing. HSL may also be entitled to an additional incentive payment based on the financial performance of the Centrus business during the one-year period following the Closing. The financial performance targets were achieved during the first year and $2,000 has been earned. Of this amount, $1,000 was paid in May 2003 and another $1,000 will be paid in May 2004. The additional incentive payment target was not achieved, and thus, there will be no pay out of this item.

     Simultaneously with the consummation of the Acquisition, the Company entered into an Employment Agreement and a Stock Option Agreement with the former president of Centrus, pursuant to which he currently serves as President of PBM Services for the Company. Additionally, several members of the Centrus' management team have joined the Company as employees, and have been granted stock options to purchase an aggregate of 300,000 shares of Common Stock, under the Company's 1999 Stock Option Plan, as amended.

     On January 29, 2002, the Company and certain of its subsidiaries entered into a $40,000 secured revolving credit facility (the "Facility") with HFG Healthco-4 LLC, a specialty finance company. In connection with the Facility, the Company and certain of its subsidiaries have agreed to transfer, on an on-going basis, their accounts receivable to Funding. Funding utilizes those receivables as collateral to secure borrowings under the facility. The Facility has a three year term, provides for borrowing up to $40,000 at the London InterBank Offered Rate (LIBOR) plus 2.40% (3.5% at September 30, 2003) and is secured by receivables and other assets of the Company and certain of its subsidiaries as defined. Borrowings of $28,700 under the Facility were used to finance part of the purchase price of the Acquisition and will also be used by the Company and certain of its subsidiaries for working capital purposes and future acquisitions in support of its business plan. The outstanding balance as of September 30, 2003 was approximately $10,568, which was all classified as short term. The Facility requires the Company to remain in compliance with certain financial and other covenants. The Company was in compliance with all covenants at September 30, 2003.

     The summarized unaudited pro forma results of operations set forth below for the three months ended September 30, 2003 and 2002 assumes the Integrail and PPP acquisitions had occurred as of the beginning of these periods.

                                                            Three Months Ended        Three Months Ended
                                                            September 30, 2003        September 30, 2002
                                                            ------------------        ------------------
 Revenues                                                  $      152,169            $      150,618
 Net income (loss)                                         $        1,621            $          (33)
 Net income per common share:
   Basic                                                   $         0.21            $            -
   Diluted                                                 $         0.19            $            -
 Pro forma weighted-average number of common shares outstanding:
   Basic                                                            7,641                     7,524
   Diluted                                                          8,473                     7,919

     This pro forma financial information is presented for information purposes only. Pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of the acquired entity and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.

4. STOCK OPTIONS

     During the three months ended September 30, 2003, the Company granted 306,456 stock options and 4,803 stock options were cancelled for a net of 301,653 stock options under the 1999 Stock Option Plan (the "Plan"). The options granted during this period are exercisable at prices ranging from $9.75 to $13.50 and terminate five to seven years from the grant date. The total number of shares of common stock reserved by the Company for issuance under the Plan is 2,850,000 plus an indeterminable number of shares of common stock issuable pursuant to the anti-dilution provisions of the Plan or upon the exercise of "reload options." There are no options outstanding that contain the "reload" provision. Shares issuable pursuant to options granted under the Plan as of September 30, 2003 equal 2,237,653, net of 420,030 options exercised to date.

5. EARNINGS PER SHARE

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                             -------------------------------------
                                                                                        2003               2002
                                                                                        ----               ----
   Basic                                                                             7,640,894          7,524,438
   Effect of assumed exercise of employee stock options                                787,002            394,815
   Effect of assumed exercise of warrants                                               44,961                  -
                                                                                    ----------          ---------
   Diluted weighted average number of shares outstanding                             8,472,857          7,919,253
                                                                                     =========          =========

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                                                  September 30,         June 30,
                                                                                       2003               2003
                                                                                  ------------         ----------
Claims payable                                                                   $    81,722        $    76,195
Rebates payable to sponsors                                                           26,622             24,082
Trade payables, accrued expenses and other payables                                    8,247              6,398
                                                                                     -------            -------
                                                                                 $   116,591        $   106,675
                                                                                    =======             =======

7. RELATED PARTY TRANSACTIONS

     As of January 1, 2002, the Company has eliminated the majority of its historical related party service transactions with the exception being rent and some administrative services. For the periods presented, certain general, administrative and other expenses reflected in the financial statements include allocations of certain corporate expenses from affiliates, which management believes were made on a reasonable basis.

     General and administrative expenses related to transactions with affiliates included in the statement of income were $244 for the three months ended September 30, 2003 and $297 for the three months ended September 30, 2002.

     Due from affiliates at June 30, 2003 included a note from a company affiliated by common ownership. As of September 30, 2003, the entire balance due from this affiliate, including accrued interest, was paid. This note bore interest at 8.5% per annum, payable quarterly. The note was collateralized by 1,022,758 shares of $.001 par value common stock of the Company registered in the name of the Company's Chairman of the Board and was secured by his personal guarantee.

     On February 8, 2001, the President gave to the Company his Promissory Note in the amount of $34 as evidence of the loan. On April 12, 2002, the Promissory Note was amended and the Company agreed to increase the loan to $100. The loan bears interest at 8%, and was due on April 25, 2003. The interest rate was lowered effective July 1, 2002 to the rate at which the Company borrows money. The repayment obligation under the Promissory Note has been satisfied through a set-off from the bonus paid to the President in July 2003 as part of his annual compensation, the amount that was otherwise to be payable by the President under the Promissory Note including accrued interest.

     In connection with a potential bonus, to be earned pursuant to an employment agreement dated September 30, 2002, between the President of the Company's mail order operations and the Company, the Company has loaned him $250 as an advance against the potential bonus. The loan is evidenced by a promissory note executed by the Mail Order President in favor of the Company. The loan bears an interest rate of 9% and was due and payable on September 30, 2003 in the event the bonus is not earned. The Company is currently negotiating a settlement which will resolve all monies due to both parties.

     The Company currently occupies office space at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Leased Premises"). The Company subleases the Leased Premises from an affiliate of the Chairman of the Board (the "Affiliate"). The Affiliate has the right to purchase the Leased Premises from the landlord upon expiration of this lease in March 2005. The Affiliate subleases a portion of the Leased Premises to the Company (the "Lease"). Additional space is currently being built in the Leased Premises which will allow the Company to reconfigure its existing space and to move all of its employees in Port Washington into contiguous space. As of October 23, 2003, the Company and the Affiliate amended the Lease. Effective the later of January 1, 2004 or when the space is ready for occupancy, the Company will lease additional square footage in the Leased Premises. The total square footage leased by the Company at that time will be 34,270. The annual rent will then be $531 per annum plus expenses related to real estate taxes, utilities and maintenance which are paid directly to the entities to whom payment must be made. Annual rent increases will be based upon the Consumer Price Index plus 2.5% subject to a maximum annual cap of 3.5%. The lease expires on December 31, 2013.

8. MAJOR CUSTOMERS AND PHARMACIES

     For the three months ended September 30, 2003, approximately 41% of the consolidated revenues of the Company were from two plan sponsors administering multiple plans. For the three months ended September 30, 2002 approximately 38% of the consolidated revenues of the Company were from two plan sponsors administering multiple plans. Amounts due from these sponsors as of September 30, 2003 approximated $10.3 million.

     For the three months ended September 30, 2003 approximately 11% of cost of claims was from one pharmacy chain. For the three months ended September 30, 2002, approximately 48% of the cost of claims were from three pharmacy chains. Amounts payable to these pharmacy chains at September 30, 2003 were approximately $13.7 million.

9. SUPPLEMENTAL CASH FLOW INFORMATION

     During the three months ended September 30, 2003 and September 30, 2002, the Company paid $245 and $320 in interest and $958 and $636 in income taxes, respectively. In a non-cash transaction, the Company issued 41,668 shares of its common stock, valued at $250, as additional compensation to the shareholders of PAI in August 2002, respectively.

10.      LITIGATION

See Item 1 of Part II of this Quarterly Report on Form 10-Q.

11. SUBSEQUENT EVENTS

     On October 31, 2003, the Company announced that it had entered into a preferred stock purchase agreement dated as of October 30, 2003 with New Mountain Partners L.P. ("NMP") under which NMP agreed to purchase $80 million of 10-year convertible preferred stock. Cash dividends will be 7% for the first five years and 3.5% for the last five years. The preferred shares will be convertible into the Company's common stock at $11.50 per share, as described in the Stock Purchase Agreement, dated as of October 30, 2003, between the Company and NMP. The Company will use approximately $50 million of the proceeds to self-tender for 4.5 million common shares at $11 per share. The Company's self tender will be available to all shareholders on a pro-rata basis. Bert E. Brodsky, the Company's largest stockholder, and certain related stockholders, have agreed to tender up to 4.5 million shares and to vote in support of the transaction. The remaining invested funds, after the self-tender, net of transaction costs, are estimated at $22 million and are expected to be used for growth opportunities. The closing of the transactions is subject to the satisfaction of certain conditions, including the receipt of required regulatory approvals.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Revenues increased $3.5 million, or approximately 2%, from $147.3 million for the three months ended September 30, 2002, to $150.8 million for the three months ended September 30, 2003. Of this increase, $2.9 million was due to the inclusion of PPP and Integrail which were included in the revenues for the quarter ended September 30, 2003, but not in the quarter ended September 30, 2002. Another approximate $14 million of the increase was due to revenues related to new sponsors or new services offered during the quarter ended September 30, 2003. These increases were offset by a revenue decrease related to two factors: 1) a major sponsor terminated its contract with Health Card effective December 31, 2002 leading to a reduction in revenue of approximately $22 million, and 2) the Company recognized on a net revenue basis certain contracts during the three months ended September 30, 2003 versus fewer contracts that the Company recognized on a net revenue basis during the three months ended September 30, 2002. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that Health Card recognizes net revenue as compared to gross, there is no impact on gross profit since neither the revenue nor the related costs of the prescriptions is recorded. In addition, there was an increase of approximately $9 million due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant.

     Cost of claims increased $0.8 million, or approximately 1%, from $136.5 million for the three months ended September 30, 2002, to $137.3 million for the three months ended September 30, 2003. PPP and Integrail accounted for $2.3 million of the increase. Increases related to the activity of new sponsors as well as existing sponsors were offset by the two factors described in the previous paragraph, namely, the loss of a major sponsor and the recognizing of certain contracts on a net revenue basis. As a percentage of revenues, cost of claims decreased from 92.6% to 91.0% for the three months ended September 30, 2002 and September 30, 2003, respectively. These same two factors contributed to the declining costs as a percentage of revenue. The terminated major sponsor is a managed care organization. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. While not all of the revenue associated with this sponsor was replaced by new business, the new business, for the most part was not managed care, so consequently the cost of claims on the new business was lower than on the business it replaced. In addition, the contracts recognized on a net revenue basis decrease the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis. The acquisition of PPP in July 2003 also had a minor impact in reducing the cost of claims as specialty pharmacy distribution typically generates lower cost of claims than a PBM.

     Gross profit increased from $10.9 million for the three months ended September 30, 2002 to $13.5 million for the three months ended September 30, 2003; a $2.6 million, or 24%, increase. In addition to PPP and Integrail leading to a small increase in gross profit, the impact on the Company of replacing the terminated major sponsor with new business was to have lower revenues but to have greater gross profits, due to the fact that the cost of claims declined by more than the revenue. Gross profit, as a percentage of revenue, increased from 7.4% to 9.0% for the three months ended September 30, 2002 and September 30, 2003, respectively. The contracts the Company recognizes on a net revenue basis have the effect of improving the gross margin as a percent of revenue due to the lower revenue and cost base. Partially offsetting this impact, the Company has seen some decline in profit margins due to competitive pressures.

     Selling, general, and administrative expenses increased $2.2 million, or approximately 27%, from $8.3 million for the three months ended September 30, 2002 to $10.5 million for the three months ended September 30, 2003. Approximately $2.0 million, or 88%, of this increase is related to new services provided by the Company in the three months ended September 30, 2003 which were not provided by the Company in the three months ended September 30, 2002. These services include specialty pharmacy distribution through the Company's acquisition of PPP, predicative modeling and consulting services through the Company's acquisition of Integrail, and mail order distribution through the Company's owned facility in Miramar Florida. The Company acquired PPP as of July 31, 2003 (See Note 3 of Item 1). Approximately $642,000 of expenses were incurred by PPP primarily related to salary and benefits and postage and supplies during the quarter ended September 30, 2003. The Company acquired Integrail as of November 1, 2002 (See Note 3 of Item 1). Approximately $461,000 of expenses were incurred by Integrail primarily related to salary and benefits and depreciation and amortization during the quarter ended September 30, 2003. Previously, the Company out-sourced the actual fulfillment of prescriptions that are ordered by mail. By bringing these services in-house the Company believes it will be better able to control service and cost for its customers. The facility was operational as of July 2003. For the quarter ended September 30, 2003, approximately $853,000 of expenses primarily related to salaries and benefits, shipping costs and insurance were incurred in this endeavor.

     General and administrative expenses charged by affiliates decreased approximately $53,000, or 18%, year-over-year from approximately $297,000 to approximately $244,000 for the three months ended September 30, 2002 and September 30, 2003, respectively. The decrease reflects the fact that these related party services are continuing to be replaced by Company employees.

     Selling, general, and administrative expenses as a percent of revenue increased from 5.7% for the three months ended September 30, 2002 to 7.0% for the three months ended September 30, 2003. The main reason for the increase is the impact of recognizing more contracts on a net revenue basis, as that has the effect of dividing these same expenses over a smaller gross revenue base. In addition, the three new services described above also led to an increase in this percentage particularly mail order where resources were required to be hired in advance of the revenue.

     For the three months ended September 30, 2002 and September 30, 2003, the Company recognized other expense, net, of approximately $226,000 and $176,000, respectively. The components of the approximate $50,000 decrease in net expense were an approximate $75,000 decrease in interest expense incurred on the Company's revolving credit facility (See Note 3 of Item 1), partially offset by an approximate $25,000 decrease in interest income due to the affiliated company note being repaid as of July 31, 2003 (See Note 7 of Item 1). The decrease in interest expense is primarily due to the Company's increased cash generated from operations and the fact that interest rates on the Company's revolving credit facility have declined year over year.

     Income before the provision for income taxes increased approximately $0.5 million, or 21%, from approximately $2.3 million, for the quarter ended
September 30, 2002, to approximately $2.8 million for the quarter ended September 30, 2003. The primary factors leading to the increase were the gross profit increase described above and the reduction in interest expense offset by the increase in selling, general and administrative expenses.

     EBITDA (earnings before interest, taxes, depreciation and amortization) increased by approximately $0.8 million or 21%, from $3.6 million for the three months ended September 30, 2002 to $4.4 million for the three months ended September 30, 2003. The primary factor for the increase was the approximate $0.4 million, or 17%, increase in operating income described above. In addition, there was an approximate $269,000 increase in depreciation and amortization, and an approximate $68,000 increase in other intangibles amortization related to the Company's acquisitions. A reconciliation of net income to EBITDA is provided below.

     The effective tax rate was 41% for both periods presented. The tax rate of 41% represents the Company's estimated tax rate for the full fiscal year.

     Net income for the quarter ended September 30, 2003 was approximately $1.6 million as compared to approximately $1.4 million for the quarter ended September 30, 2002; a 21% increase. Earnings per diluted share increased by $0.02, to $0.19 for the quarter ended September 30, 2003.

     The Company has acquired five companies in the last three plus years. In addition, the Company has made, in prior years, significant information technology infrastructure investments in terms of purchased hardware and internally developed software. Consequently, there is a significant amount of depreciation and amortization that flows through the Company's current financial statements related to these investments. Therefore, the Company believes that EBITDA is an important measure of its current financial performance. EBITDA is presented as net income plus the provision for income taxes, other expenses, net, and depreciation and amortization. While EBITDA is not a measure of financial performance under generally accepted accounting principles, it is provided as information for certain investors for analysis purposes for two reasons: (1) it excludes the impact of depreciation and amortization related to prior investments and (2) these items are not controllable in the current period. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with accounting principles generally accepted in the United States. EBITDA is calculated as follows:

                                                  Three Months Ended September 30,
                                                  --------------------------------
                                                      2003                      2002
                                         ------------------------- --------------------------
Net income                                        $   1,646                $   1,365
Provision for income taxes                            1,144                      948
Other (income) expense, net                             176                      226
Depreciation                                            465                      347
Amortization                                            916                      696
                                         ------------------------- --------------------------
                                         ------------------------- --------------------------
EBITDA                                            $   4,347                $   3,582
                                         ========================= ==========================

Liquidity and Capital Resources

     The Company's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. Effective July 2003, the Company also requires cash to carry inventory in its mail order and specialty pharmacy facilities. The Company also requires cash to execute its strategy of pursuing acquisitions of other PBM companies or of companies providing related services. As of September 30, 2003, the Company had a working capital deficit of $34.7 million as compared to a working capital deficit of $32.6 million as of June 30, 2003. The primary reasons for the decline in working capital over these two periods were the cash paid for the acquisition of PPP and the current liability incurred for consideration to be paid in connection with the Centrus acquisition. These transactions increased goodwill and other intangible assets which are long-term assets, while decreasing current assets and inreasing current liabilities. The Company has now acquired five companies since July 2000 utilizing primarily cash. This has had the effect of increasing the Company's working capital deficits until sufficient profitability is generated to pay back the cost of the acquisitions. In addition, the Company's revolving credit facility is treated all as a short-term liability per generally accepted accounting principles even though its terms do not expire until January 2005.

     Net cash provided by operating activities was $7.6 million for the three months ended September 30, 2003. Net cash used in operating activities was $0.5 million for the three months ended September 30, 2002. The main factor that led to the $8.1 million increase in cash provided by operations was the $6.5 million increase in the change in accounts payables and accrued expenses.

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

     Net cash used in investing activities was $2.9 million for the three months ended September 30, 2003, as compared to $1.6 million for the three months ended September 30, 2002. The primary differences in the two periods were the acquisition of PPP and the repayment of affiliate loans in the period ended September 30, 2003, and a $1.4 million increase in capital expenditures for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The net cash outlay for PPP was $3,639,188, representing the initial payment of $3,150,000 to the Sellers, $608,873 to pay off PPP's bank debt plus $57,116 of related expenses. Cash in the amount of approximately $176,801 was assumed in the acquisition. In addition, $114,540 has been accrued as additional purchase price related to an earn out provision.

     During the three months ended September 30, 2003 the Company repaid a net of approximately $5.1 million under its revolving credit facility. The repayment of the affiliated note enabled the Company to borrow less during the quarter.

     The Company has entered into various capital lease transactions for hardware and software. The Company has also assumed various capital leases through its acquisitions. The principal balance of all capital leases as of September 30, 2003 was approximately $691,000.

     The Company has entered into various real estate operating leases with both related and unrelated parties. The Company has entered into various operating leases with unrelated third parties for office equipment. These leases have different payment terms and expiration dates. The Company also entered into a sale-leaseback operating lease of certain fixed assets (principally computer hardware and externally developed software) with an affiliate of the Company's Vice Chairman. See Note 9 to the Consolidated Financial Statements comprising
Item 8 of Form 10 -K, for the year ended June 30, 2003 for a further description of these various leases.

     On January 29, 2002, the Company entered into a $40 million revolving credit facility (the "Facility"), details of which are set forth in Note 3 to the financial statements in Part 1. Borrowings of $28.7 million under the Facility were used to finance part of the purchase price of the Company's acquisition of Centrus. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios. As of November 6, 2003 approximately $16.6 million was outstanding under the Facility, and the Company was in compliance with its financial covenants.

     The total future payments under these contractual obligations as of September 30, 2003, is as follows:

Contractual Obligations                     Payments Due by Period
                                               ($ in thousands)

                                          Total           Less than         1-3 Years          4-5            After
                                                           1 Year                             Years          5 Years
                                        -----------     --------------      ----------      ----------      ----------
                                        -----------     --------------      ----------      ----------      ----------
Long Term Debt                         $    10,579      $      10,579      $        -      $        -      $        -
Capital Lease Obligations                      691                476             215               -               -
Operating Leases                            11,535              2,641           4,383           1,148           3,363
Sale-leaseback                                 481                444              37               -               -
                                        -----------     --------------      ----------      ----------      ----------
                                        -----------     --------------      ----------      ----------      ----------
   Total Contractual Cash
        Obligations                    $    23,286      $      14,140      $    4,635      $    1,148      $    3,363
                                        ===========     ==============      ==========      ==========      ==========

     The members of PMP are eligible to receive additional consideration of up to $1,000,000 if certain PMP clients are retained over the first three years after acquisition. These targets were not met in the first two years so no additional consideration was due and payable. It is the Company's expectation that these amounts will not be earned in the third year either as the identified clients were not generally retained directly, although they were replaced.

     The   shareholders   of  Centrus  are   eligible   to  receive   additional
consideration of up to $4,000,000, payable over three years, if certain financial targets are met over the first two years after acquisition. The financial performance targets were achieved during the first year and $2 million has been earned. Of this amount, $1 million was paid in May 2003 and another $1 million will be paid in May 2004.

     The Sellers of Integrail are eligible to receive from monies put in escrow up to $700,000 if certain operational milestones are achieved over the first twelve months after acquisition. These milestones were achieved and all escrowed funds were released in November 2003.

     The shareholders of PPP are eligible to receive additional consideration of up to $7,000,000, if certain financial targets are met over the first three years. Such amounts earned are payable within 45 days after the first, second, and third anniversary of the date of acquisition. In the sole discretion of the Company, up to 50% of any amounts earned can be paid in the Company's stock in lieu of cash.

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

     The Company anticipates that current cash positions, after its five acquisitions together with anticipated cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of the Company's stated goals to acquire other pharmacy benefit management companies and companies providing related services. Depending on the Company's evaluation of future acquisitions, additional cash may be required to complete these acquisitions. In addition, the Company will require cash to acquire inventory for its mail order and specialty distribution operations. In the event that the Company's plans change or its assumptions prove to be inaccurate, or the proceeds from the Facility prove to be insufficient to fund operations and acquisitions, the Company could be required to seek additional financing sooner than anticipated. (See Subsequent Events Note 11 of Item 1). There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all.

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

     The Company believes that of its significant accounting policies (See Note 1 to the Consolidated Financial Statements comprising Item 8 of Form 10-K, for the year ended June 30, 2003), the following may involve a higher degree of judgment and complexity than others:


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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


ITEM 4 - CONTROLS AND PROCEDURES

     Disclosure controls and procedures are the controls and procedures designed to ensure that information that the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required. They include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management in order to allow timely decisions regarding required disclosure.

     Under the supervision and with the participation of management, chiefly the Company's principal executive officer and the Company's principal financial officer, Health Card evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the Company's principal executive officer and the Company's principal financial officer have concluded that these controls and procedures are effective. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The legal proceeding described below should be read in conjunction with the legal proceeding disclosure in the following earlier reports: Part I, Item 3 and
Note 9 to the consolidated financial statements of Health Card's Annual Report on From 10-K for the year ended June 30, 2003 and Part II, Item 1 of Health Card's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plan Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The amended complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached its fiduciary duties by making a profit. MHP is seeking $3 million dollars in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2.8 million based on Midwest's failure to pay under a contract. In late June 2002, Midwest agreed to make two payments in the amount of $1.34 million and $1.36 million to partially settle the Company's claims against Midwest. Midwest has now added a fiduciary duty claim. The Company continues to have counterclaims totaling over $200,000 against Midwest for Midwest's failure to pay the amounts it had agreed to pay Health Card for goods and services. The Company's motion for partial summary judgment and motion to dismiss the fiduciary duty claim scheduled to be heard on November 6, 2003 was cancelled. The court has not rescheduled a hearing date for the partial summary judgment and motion to dismiss. In addition, the court has not set a trial date. Discovery closed September 30, 2003. The Company intends to vigorously defend the action.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     For information concerning the Company's 1999 Stock Option Plan, and the options currently issued and outstanding thereunder, see Note 4 to the Financial Statements comprising Item 1 of Part I of this Form 10-Q.

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

None.


ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number       Description of Exhibit

 2.1     Asset  Purchase  Agreement  dated as of November 1, 2002, by and between  Health Card,  Integrail  Acquisition  Corp.,
         Health Solutions, Ltd., and certain security holders of Health Solutions, Ltd. (10)
 2.2     Assignment  Agreement  dated as of November 1, 2002,  by and between  Health Card,  Integrail  Acquisition  Corp.,  and
         Health Solutions, Ltd. (10)
 2.3     Stock Purchase Agreement dated July 31, 2003, among Health Card and Portland Professional Pharmacy, Portland Professional
         Pharmacy Associates and the individuals listed on Schedule I thereto (12)
 3.1     Certificate of Incorporation of Health Card (7)
 3.4     By-Laws of Health Card (7)
 4.1     Form of Specimen Common Stock Certificate (9)
 4.2     Form of Warrant Agreement, including form of Representatives' Warrants (1)
10.1     Mail Service Provider Agreement, dated July 1, 1996, between Health Card and Thrift   Drug,   Inc.   d/b/a
         Express Pharmacy Services (1)
10.2     Amendment to Mail Service Provider Agreement, dated January 1, 1997, between Health Card and Thrift Drug, Inc.
         d/b/a Express Pharmacy Services (1)
10.3     Software License Agreement and Professional  Service  Agreement,  dated February 18, 1998, between Health Card and
         Prospective Health, Inc. (1)
10.4     1999 Stock Option Plan (1)
10.5     Employee Covenant Agreement, dated June 15, 1998, between Health Card and Mary Casale (1)
10.6     Employee Covenant Agreement, dated June 16, 1998, between Health Card and Ken Hammond (1)
10.7     Stock Option Agreement, dated August 3, 1999, between Health Card and Ken                        Hammond (4)
10.8     Employment Agreement, dated March 27, 2000, between Health Card and David Gershen (4)
10.9     Stock Option Agreement, dated May 1, 2000, between Health Card and David       Gershen (4)
10.10    Employment Agreement, dated May 3, 2000, between Health Card and James Bigl (4)
10.11    Stock Option Agreement, dated June 12, 2000, between Health Card and James Bigl (4)
10.12    Stock Option Agreement, dated August 3, 1999, between Health Card and Kenneth J. Daley (4)
10.13    Stock Option Agreement, dated August 3, 1999, between Health Card and Gerald Angowitz (4)
10.14    Assignment, dated November 1, 1996, from Sandata, Inc., to BFS Realty, LLC (1)
10.15    Lease, dated August 10, 1998, between 61 Manorhaven Boulevard, LLC and Health Card (1)
10.16    Letter, dated June 3, 1999, from Bert Brodsky to Health Card (1)
10.17    Letter, dated June 3, 1999, from Gerald Shapiro to Health Card (1)
10.18    Agreement of Guaranty, dated June 1, 1998, by Bert E. Brodsky in favor of Health Card (1)
10.19    Promissory  Note,  dated July 31,  2000,  made  payable by P.W.  Capital,  LLC to the order of Health  Card,  in the amount of $3,890,940 (4)
10.20    Letter, dated  June 8, 1999, from P.W. Capital Corp. to Health Card (1)
10.21    Letter, dated June 9, 1999, from Bert E. Brodsky to Health Card (1)
10.22    Letter, dated June 8, 1999, from the Bert E. Brodsky Revocable Trust to Health Card (1)
10.23    Letter Agreement, dated June 30, 1999, between the Bert E. Brodsky Revocable Trust and Health Card (1)
10.24    Employment Agreement, dated July 1, 1999, between Health Card and Bert E. Brodsky (1)
10.25    Letter, dated June 8, 1999, from Bert E. Brodsky to Health Card (1)
10.26    Form of Lock-Up Agreement (1)
10.27    Acquisition and Merger Agreement, dated as of June 27, 2000, between Health Card and Pharmacy Associates, Inc. (3)
10.28    Lease Agreement, dated March 4, 1996, between Pharmacy Associates, Inc. and    Executive Park Partnership (4)
10.29    Amendment to Lease, dated November 2, 1998, between Pharmacy Associates, Inc.  and Executive Park Partnership (4)
10.30    Amendment to Lease, dated November 19, 1998, between Pharmacy Associates, Inc. and Executive Park Partnership (4)
10.31    Lease Agreement, dated July 8, 1999, between Pharmacy Associates, Inc. and     Executive Park Partnership (4)
10.32    Asset Purchase Agreement dated as of March 5, 2001 among National Medical Health        Card Systems,  Inc.,
         PMP  Acquisition Corp., Provider Medical Pharmaceutical, LLC and      members of PMP (5)
10.33    Employment Agreement, dated June 4, 2001, between National Medical Health Card Systems, Inc. and Tery Baskin (6)
10.34    Stock Option Agreement, dated June 4, 2001, between National Medical Health Card Systems, Inc. and Tery Baskin (6)
10.35    Stock Option Agreement, dated June 12, 2001, between National Medical Health Card Systems, Inc. and James Bigl (6)
10.36    Asset Purchase  Agreement dated January 29, 2002 by and among the Company,  Health Solutions Limited ("HSL"),
         HSL Acquisition Corp., a wholly-owned subsidiary of the Company, and the security holders of HSL (8)
10.37    Receivables  Purchase and Transfer  Agreement dated January 29, 2002 by and among the Company and certain of its subsidiaries and NMHC Funding, LLC (8)
10.38    Loan and Security  Agreement dated January 29, 2002, by and between NMHC Funding,  LLC and HFC  Healthco-4,  LLC, an affiliate of Healthcare Finance Group, Inc. (8)
10.39    Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems, Inc. and BFS Realty, LLC (6)
10.40    Amended Lease Agreement dated as of August 1, 2001,  between  National Medical Health Card Systems,  Inc. and
         BFS Realty, LLC (6)
10.41    2003 Employee Stock Purchase Plan (11)
10.42    Amendment No. 2 dated April 15, 2002 to Employment Agreement between Health Card and James Bigl (12)
10.43    Amendment No. 3 dated October 14, 2002 to Employment Agreement between Health Card and James Bigl (12)
10.44    Amendment No. 4 dated November 6, 2002 to Employment Agreement between Health Card and James Bigl (12)
10.45    Stock Option Agreement between Health Card and James Bigl dated February 20, 2001 (12)
10.46    Stock Option Agreement between Health Card and James Bigl dated April 30,. 2002 (12)
10.47    Stock Option Agreement between Health Card and James Bigl dated June 26, 2002 (12)
10.48    Stock Option Agreement between Health Card and James Bigl dated July 22, 2003 (12)
10.49    Employment Agreement dated October 14, 2002 between Health Card and Bert Brodsky (12)
10.50    Employment Agreement dated November 20, 2002 between Health Card and Agnes Hall (12)
10.51    Stock Option Agreement between Health Card and Agnes Hall dated January 8, 2001 (12)
10.52    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated January 8, 2001 (12)
10.53    Stock Option Agreement between Health Card and Agnes Hall dated August 10, 2001 (12)
10.54    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated August 10, 2001 (12)
10.55    Stock Option Agreement between Health Card and Agnes Hall dated January 4, 2001
10.56    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated December 4, 2001
10.57    Stock Option Agreement between Health Card and Agnes Hall dated July 31, 2002 (12)
10.58    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated July 31, 2002 (12)
10.59    Stock Option Agreement between Health Card and Agnes Hall dated August 1, 2003 (12)
10.60    First Amendment dated November 6, 2002 to Employment Agreement between Health Card and David Gershen (12)
10.61    Stock Option Agreement between Health Card and David Gershen dated February 20, 2001 (12)
10.62    Stock Option Agreement between Health Card and David Gershen dated September 24, 2001 (12)
10.63    Stock Option Agreement between Health Card and David Gershen dated August 1, 2002 (12)
10.64    Stock Option Agreement between Health Card and David Gershen dated August 1, 2003 (12)
10.65    First Amendment dated November 6, 2002 to Employment Agreement between Health Card and Tery Baskin (12)
10.66    Stock Option Agreement between Health Card and Tery Baskin dated July 20, 2000
10.67    Stock Option Agreement between Health Card and Tery Baskin dated August 10, 2001
10.68    Stock Option Agreement between Health Card and Tery Baskin dated August 1, 2002 (12)
10.69    Stock Option Agreement between Health Card and Tery Baskin dated September 19, 2002 (12)
10.70    Stock Option Agreement between Health Card and Tery Baskin dated August 1, 2003 (12)
10.71    Employment Agreement between Health Card and Patrick McLaughlin dated January 29, 2002 (12)
10.72    Stock Option Agreement between Health Card and Patrick McLaughlin dated January 29, 2002 (12)
10.73    Stock Option Agreement between Health Card and Patrick McLaughlin dated August 1, 2003 (12)
10.74    Amendment to Stock Option Agreement dated January 29, 2002 between Health Card and Patrick McLaughlin (12)
10.75    Stock Option Agreement between Health Card and Gerald Angowitz dated November 20, 2000 (12)
10.76    Stock Option Agreement between Health Card and Gerald Angowitz dated February 20, 2001 (12)
10.77    Stock Option Agreement between Health Card and Gerald Angowitz dated April 9, 2003
10.78    Stock Option Agreement between Health Card and Kenneth J. Daley dated November 20, 2000 (12)
10.79    Stock Option Agreement between Health Card and Kenneth J. Daley dated February 20, 2001 (12)
10.80    Stock Option Agreement between Health Card and Kenneth J. Daley dated April 9, 2003
10.81    Stock Option Agreement between Health Card and Ronald L. Fish dated November 20, 2000 (12)
10.82    Stock Option Agreement between Health Card and Ronald L. Fish dated February 20, 2001(12)
10.83    Stock Option Agreement between Health Card and Ronald L. Fish dated April 9, 2003
10.84    Stock Option Agreement between Health Card and Paul J. Konigsberg dated November 20, 2000 (12)
10.85    Stock Option Agreement between Health Card and Paul J. Konigsberg dated February 20, 2001 (12)
10.86    Stock Option Agreement between Health Card and Paul J. Konigsberg dated April 9, 2003
10.87    Stock Option Agreement between Health Card and Bert E. Brodsky dated February 20, 2001 (12)
10.88    Stock Option Agreement between Health Card and Gerald Shapiro dated February 20, 2001 (12)
10.89    Lease dated November 1, 2002 between B/A Airport Park Solutions, LLC and Health Card (12)
10.90    Lease Addendum dated March 10, 2003 between B/A Airport Park Solutions, LLC and Health Card (12)
10.91    Lease Agreement dated November 18, 2002 between Sunbeam Development Corporation and NMHCRx Mail Order, Inc. (12)
10.92    Lease  Expansion and  Modification  Agreement  dated July 31, 2003 between  Sunbeam  Development  Corporation  and
         NMHCRx Mail Order, Inc. (12)
10.93    AmerisourceBergen  Prime  Vendor  Agreement,  dated  July 21,  2003  between  NMHCRx  Mail  Order,  Inc.  d/b/a  NMHCmail and AmerisourceBergen Drug Corporation (12)
14.      Code of Ethics (12) 21. List of Subsidiaries (12)
23.1     Consent of Ernst & Young LLP to the  incorporation by reference in the Registration  Statement on Form S-8
         (File No. 333-8224)of its report dated September 29, 2003 (12)
23.2     Consent of Goldstein Golub Kessler LLP to the  incorporation by reference in the Registration  Statement on
         Form S-8 (File No. 333-8224) of its report dated September 29, 2003 (12)
31.1     Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2     Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1     Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act
32.2     Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act


(1) Denotes document filed as an Exhibit to Health Card's Registration Statement on Form S-1 (Registration Number: 333-72209) and
incorporated herein by reference.
(2) Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the fiscal year ended June 30, 1999.
(3) Denotes document filed as an Exhibit to Health Card's Form 8-K for an event dated July 20, 2000 and incorporated herein by reference.
(4) Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2000.
(5) Denotes document filed as an Exhibit to Health Card's Form 8-K for an event dated March 5, 2001.
(6) Denotes document filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2001.
(7) Denotes document filed as an Exhibit to Health Card's Definitive Proxy Statement on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.
(8) Denotes document filed as an Exhibit to Health Card's Current Report on Form 8-K for events dated January 29, 2002 and incorporated herein by reference.
(9)Denotes document filed as an Exhibit to Health Card's Amendment number 1 on Form 8-K/A filed with the Securities and Exchange
Commission on May 21, 2002 and incorporated herein by reference.
(10) Denotes document filed as an Exhibit to Health Card's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(11)Denotes document filed as an Exhibit to Health Card's Definitive Proxy Statement on Schedule 14-A on October 25, 2002 and
incorporated herein by reference.
(12)Denotes document filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2003.

     (b) Reports on Form 8-K

         A Form 8-K was filed with the Securities and Exchange Commission on August 12, 2003 in connection with the acquisition of PPP.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                  (Registrant)



Date:    November 14, 2003          By:     /s/ James J. Bigl
                                        --------------------------------------
                                                James J. Bigl,
                                                Chief Executive Officer




                                   By:      /s/Stuart F.Fleischer
                                       ---------------------------------------
                                               Stuart F. Fleischer
                                               Chief Financial Officer