Form 10-K/A
period 2003-06-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2004-02-17
CIK 813562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

Yes   X  No
    ---    ----

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

Explanatory Note

     In connection with a review by the Staff of the Securities and Exchange Commission ("SEC"), this annual report on Form 10-K/A of National Medical Health Card Systems, Inc., a Delaware corporation ("Health Card" or the "Company"), hereby amends the following information in its Form 10-K for the fiscal year ended June 30, 2003, as filed with the SEC on September 29, 2003 and amended on October 28, 2003: (i) by amending the information contained in Item 3 of Part I to include current information with respect to the matter described therein,
(ii) by amending the information contained in Item 7 of Part I to include additional information, (iii) by amending the exhibit list under Item 15 of Part IV to delete exhibits that are no longer material and to include new exhibits filed herewith and (iv) by amending the information contained in the Notes 1 and 9 of the Notes to Consolidated Financial Statements.


                                      INDEX
                                                                                                Page No.

Forward Looking Statements                                                                        4

                                     PART I

Item 1.           Description of Business                                                         4

Item 2.           Description of Property                                                        27

Item 3.           Legal Proceedings                                                              28

Item 4.           Submission of Matters to a Vote of Security Holders                            28

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters          29

Item 6.           Selected Financial Data                                                        30

Item 7.           Management's Discussion and Analysis of Financial Condition and                32
                  Results of Operations

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk                     46

Item 8.           Financial Statements and Supplementary Data                                    46

Item 9.           Changes in and Disagreements on Accounting And Financial Disclosure            46

Item 9A.          Controls and Procedures                                                        46

                                    PART III

Item 10.          Directors and Executive Officers of Registrant                                 47
                   Compliance with Section 16(a) of the Exchange Act

Item 11.          Executive Compensation                                                         47

Item 12.          Security Ownership of Certain Beneficial Owners and Management                 47

Item 13.          Certain Relationships and Related Transactions                                 47

Item 14.          Principal Accountant Fees and Services                                         47

                                     PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                48

Signatures                                                                                       53


Item 3.           LEGAL PROCEEDINGS.

     Health Card is involved in various legal proceedings, including the proceeding described below, incidental to the conduct of its business. While there can be no assurance, Health Card does not expect that any such proceedings will have a material adverse effect on its business, operations or financial condition.

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plan Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The amended complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached its fiduciary duties by making a profit. MHP is seeking $3 million dollars in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2.8 million based on Midwest's failure to pay under a contract. In late June 2002, Midwest agreed to make two payments in the amount of $1.34 million and $1.36 million to partially settle the Company's claims against Midwest. Midwest has now added a fiduciary duty claim. The Company continues to have counterclaims totaling over $200,000 against Midwest for Midwest's failure to pay the amounts it had agreed to pay Health Card for goods and services. The Company's motion for partial summary judgment and motion to dismiss the fiduciary duty claim will be heard on November 6, 2003. The court has not set a trial date. Discovery will close September 30, 2003. The Company intends to vigorously defend the action.




                                     PART II

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

     Revenue for the PBM division is earned and recognized as follows: administrative fees are agreed upon with the sponsor on either a per claim charge or a per plan participant per month charge. Per claim fees are billed to sponsors for the claims adjudicated during the period. Per plan participant per month fees are generally billed to sponsors at the beginning of the month. Since January 1, 2000, all services have been provided on a fee for service basis only. The amount of revenue related to the drugs dispensed by pharmacies participating in Health Card's pharmacy network is recognized at the time of dispensing the drug as the cost is incurred. The amount of revenue recognized is reduced by the amount of rebates that Health Card shares with its sponsors. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. In certain cases, the Company has not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. This has no impact on the Company's gross profit since neither the prescription revenue nor the related cost of the prescriptions is recorded.

     The following table sets forth the breakdown of Health Card's revenues relating to pharmaceuticals dispensed and administrative fees ($ in thousands):

                                                   Years Ended June 30,
                                           2001       2002              2003
Revenues relating to:
Pharmaceuticals                        $266,959     $447,862         $562,283
Administrative fees and other             5,160       11,970           10,983
                                       --------     --------         --------

         Total Revenues                $272,119     $459,832         $573,266
                                       --------     --------         --------

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

     Credit risk relating to the rebates receivable is evaluated based on the financial strength of the rebate administrator and the drug manufacturers plus Health Card's collection history. The drug manufacturers contracted with are primarily Fortune 500 companies and Health Card has not had a history of write-offs related to rebate receivables. Health Card does not believe a credit risk reserve is necessary.

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

Results of Operations

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

     Revenue increased $113.4 million, or approximately 25%, from $459.8 million for the fiscal year ended June 30, 2002, to $573.2 million for the fiscal year ended June 30, 2003. Revenue recognized for contracts recorded on a gross revenue basis was $459.3 million for the fiscal year ended June 30, 2002 and $571.9 million for the fiscal year ended June 30, 2003. Revenue recognized for contracts recorded on a net revenue basis was $0.5 million for the fiscal year ended June 30, 2002 and $1.3 million for the fiscal year ended June 30, 2003. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. Of the $113.4 million increase in revenue in fiscal 2003, $156.0 million was due to the inclusion of revenues from Centrus, since it was acquired on January 29, 2002 and included a full fiscal year in 2003 compared to a little over five months in the fiscal year ended June 30, 2002. This increase due to Centrus is a net amount and reflects the fact that one major sponsor terminated their contract effective December 31, 2002 and a new major sponsor was added in April 2003. Another $38.5 million of the overall gross revenue increase was due to revenues related to new sponsors or new services offered during fiscal 2003 unrelated to Centrus' customers and excluding contracts recorded on a net revenue basis. Also, $19.6 million of the increase was from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant. These increases were partially offset by non-Centrus revenue decreases related to three factors:
1) the termination of existing customer contracts throughout the fiscal year including one major sponsor which terminated their contract effective June 30, 2002, leading to a reduction in revenue of approximately $82.9 million, 2) there was one contract during the twelve months ended June 30, 2003 that the Company recognized on a net revenue basis that was recognized on a gross revenue basis during the twelve months ended June 30, 2002. Due to a change in the contract terms effective November 1, 2002, this customer's revenue was recognized on a net basis from that point. The revenue impact of this change was a year over year reduction of gross revenue of approximately $15.6 million, and 3) rebates payable to the Company's non-Centrus sponsors increased by $2.2 million for the twelve months ended June 30, 2003 as compared to the twelve months ended June 30, 2002. Since these rebates are treated as a reduction in revenues, this led to a reduction in the overall year-over-year revenue increase.

     Cost of claims increased $100.7 million, or approximately 24%, from $424.7 million for the fiscal year ended June 30, 2002, to $525.4 million for the fiscal year ended June 30, 2003. Centrus accounted for $151.6 million, of the net increase. This increase was partially offset by the three factors described in the previous paragraph, namely, the loss of sponsors which reduced cost of claims by $77.7 million, the recognizing of a certain contract on a net revenue basis which reduced cost of claims by $15.6 million, and. an increase of $1.7 million in gross rebates received, which is treated as a reduction in cost of claims. The balance of the increase in cost of claims is related to the increased revenue as described above related to both new and existing sponsors. As a percentage of revenues, cost of claims decreased from 92.4% to 91.7% for the fiscal years ended June 30, 2002 and June 30, 2003, respectively. The same factors contributed to the declining costs as a percentage of revenue. The two major sponsors, which terminated their contracts, are managed care organizations. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. While not all of the revenue associated with these two sponsors was replaced by new business, the new business, for the most part was not managed care, so consequently the cost of claims on the new business was lower than on the business it replaced. In addition, the contracts recognized on a net revenue basis decrease the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis. The decline in cost of claims as a percentage of revenues was moderated by the higher cost of claims on the Centrus book of business, which serves managed care clients primarily. Centrus' cost of claims for the fiscal year ended June 30, 2003 ran about 6 - 9 percentage points greater than the rest of the Company's business, and since Centrus accounted for 49% of the Company's revenue in the fiscal year, this impacted the overall cost of claims percentage.

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

         The Company has no off balance sheet transactions.

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

     Revenue increased $187.7 million, or approximately 69%, from $272.1 million for the fiscal year ended June 30, 2001, to $459.8 million for the fiscal year ended June 30, 2002. Revenue recognized for contracts recorded on a gross revenue basis was $272.1 million for the fiscal year ended June 30, 2001 and $459.3 million for the fiscal year ended June 30, 2002. Revenue recognized for contracts recorded on a net revenue basis was $0 for the fiscal year ended June 30, 2001 and $0.5 million for the fiscal year ended June 30, 2002. Of the $187.7 increase in revenue in fiscal 2002, $127.1 million, or 68% was due to the inclusion of revenues from Centrus, subsequent to January 29, 2002. PMP accounted for another $19.2 million, or 10.2%, of the increase since it was acquired on March 5, 2001 and included a full fiscal year in 2002 compared to less than four months in the fiscal year ended June 30, 2001. Another $17.2 million of the increase was due to revenues related to new sponsors or new services offered during fiscal 2002 unrelated to Centrus' customers and excluding contracts recorded on a net revenue basis. The majority of the $24.9 million balance of the year-over-year increase was due primarily to increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth, and an increase in the average number of claims per plan participant. Finally, revenues for the twelve months ended June 30, 2001 were negatively impacted by a reduction in revenues of $733,000 that arose when the Company settled certain fees due from a major sponsor related to a capitation arrangement for calendar year 1999.

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

     During the year ended June 30, 2003 the Company borrowed a net of approximately $1.8 million under its revolving credit facility. These funds were primarily utilized to repay the principal balance of the Convertible Notes, which had been put in place to acquire Centrus, which has had the effect of significantly reducing the interest expense that the Company incurs. The Company also paid $0.8 million towards its outstanding capital lease and other debt obligations during the fiscal year ended June 30, 2003

     On January 29, 2002, the Company entered into a $40 million revolving credit facility, details of which are set forth in Item 1 above and in Note 9 to the Consolidated Financial Statements comprising Item 8 hereof. Borrowings of $28.7 million under the Facility were used to finance part of the purchase price of the Company's acquisition of Centrus. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreements governing the Facility. As of September 15, 2003, approximately $19.1 million was outstanding under the Facility, and the Company was in compliance with its financial-ratios covenants.

     Three of these financial covenants are based upon the EBITDA (earnings before interest, taxes, depreciation and amortization) generated by the Company over specified periods of time. These covenants, EBITDA for the current fiscal quarter, interest coverage ratio, and debt service coverage for the previous twelve months, are evaluated by the Lender as a measure of the Company's liquidity and its ability to meet all of its obligations under the Facility. EBITDA is presented as cash flow from operations plus or minus the net changes in assets and liabilities and the changes in certain non-cash reconciling items from net cash from operations to net income over the reported periods. While EBITDA is not a measure of financial performance nor liquidity under generally accepted accounting principles, it is provided as information for investors for analysis purposes in light of the financial covenants referred to above. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with accounting principles generally accepted in the United States. EBITDA is calculated as follows (see Consolidated Statement of Cash Flows comprising Item 8 hereof for more details):



                                                                    Year Ended June 30,
                                                    2001                       2002                       2003
                                          -------------------------- -------------------------- --------------------------
                                          -------------------------- -------------------------- --------------------------
Cash flow from operations                        $   12,091                  $   12,415                $   15,685
Provision for income taxes                              843                       2,900                     4,602
Other (income) expense, net                            (877)                        502                       804
Net change in assets and liabilities                 (6,644)                     (4,404)                   (4,613)
Non-cash  items  to  reconcile  net cash             (1,704)                       (280)                     (221)
from operations to net income
                                          -------------------------- -------------------------- --------------------------
                                          -------------------------- -------------------------- --------------------------
EBITDA                                            $   3,709                  $   11,133                $   16,257
                                          ========================== ========================== ==========================


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

     The total future payments under these contractual obligations as of June 30, 2003 is as follows:

                                                       Payments Due by Period
Contractual Obligations                                    ($ in thousands)

                                                       Less than                                          After 5
                                       Total            1 year           1-3 years     4-5 years            Years
                                       -----            ------           ---------     ---------            -----

Long Term Debt                       $ 15,683       $   15,683           $   __       $       __        $      __

Capital Lease Obligations                 808              481              327               __               __

Operating Leases                       11,206            2,414            4,370            1,934            2,488

Sale-leaseback                            592              444              148               __               __
                                     ________          _______            _____          _______           ------

Total Contractual Cash
Obligations                         $  28,289        $  19,022           $4,845           $1,934       $    2,488
                                   ==========        =========            =====         ========       ==========


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

     The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. There are several factors from EITF 99-19 that leads the Company to recognize the majority of its revenue on a gross basis. These include: the Company acts as a principal and not an agent and is the primary obligor in the relationship among the pharmacies, the sponsors and the Company, the Company has credit risk, the Company has certain latitude in establishing price, and the Company has discretion in supplier selection. In certain cases, primarily because the amount the Company earns is fixed, the Company has not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. This has no impact on the Company's gross profit since neither the prescription revenue nor the related cost of the prescriptions is recorded.

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

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
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

                  Consolidated Statement of Income for each of the years ended
                  June 30, 2001, 2002 and 2003                                                          F-5

                  Consolidated Statement of Stockholders' Equity for each
                  of the years ended June 30, 2001, 2002 and 2003                                       F-6

                  Consolidated Statement of Cash Flows for each of the years ended
                  June 30, 2001, 2002 and 2003                                                          F-7

                  Notes to Consolidated Financial Statements                                         F-8 - F-31

         2.       Financial Statement Schedule

                  Schedule II:  Valuation and Qualifying Accounts                                     S-1-S-2

         3.       Exhibits

Exhibit
Number       Description of Exhibit


 2.1     Asset Purchase Agreement dated as of November 1, 2002, by and between Health Card, Integrail Acquisition
         Corp., Health Solutions, Ltd., and certain security holders of Health Solutions, Ltd. (10)
 2.2     Assignment Agreement dated as of November 1, 2002, by and between Health Card, Integrail Acquisition Corp., and Health Solutions, Ltd. (10)
 2.3     Stock Purchase Agreement dated July 31, 2003, among Health Card and Portland Professional Pharmacy,
         Portland Professional Pharmacy Associates and the individuals listed on Schedule I thereto
 2.4     Stock Purchase Agreement dated October 30, 2003 by and between Health Card and New Mountain Partners, L.P. (13)
 3.1     Certificate of Incorporation of Health Card (7)
 3.2     By-Laws of Health Card (7)
 4.1     Form of Warrant Agreement, including form of Representatives' Warrants (1)
10.1     Mail Service Provider Agreement, dated July 1, 1996, between Health Card and
         Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.2     Amendment to Mail Service Provider Agreement, dated January 1, 1997, between
         Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.3     Software License Agreement and Professional Service Agreement, dated February
         18, 1998, between Health Card and Prospective Health, Inc. (1)
10.4     1999 Stock Option Plan (1)
10.5     Employee Covenant Agreement, dated June 16, 1998, between Health Card and Ken Hammond (1)
10.6     Stock Option Agreement, dated August 3, 1999, between Health Card and Ken
         Hammond (4)
10.7     Employment Agreement, dated March 27, 2000, between Health Card and
         David Gershen (4)
10.8     Stock Option Agreement, dated May 1, 2000, between Health Card and David
         Gershen (4)
10.9     Employment Agreement, dated May 3, 2000, between Health Card and James
         Bigl (4)
10.10    Stock Option Agreement, dated June 12, 2000, between Health Card and James
         Bigl (4)
10.11    Stock Option Agreement, dated August 3, 1999, between Health Card and
         Kenneth J. Daley (4)
10.12    Stock Option Agreement, dated August 3, 1999, between Health Card and
         Gerald Angowitz (4)
10.13    Lease, dated August 10, 1998, between 61 Manorhaven Boulevard, LLC and
         Health Card (1)
10.14    Acquisition and Merger Agreement, dated as of June 27, 2000, between
         Health Card and Pharmacy Associates, Inc. (3)
10.15    Asset Purchase Agreement dated as of March 5, 2001 among National Medical Health
         Card Systems, Inc., PMP Acquisition Corp., Provider Medical Pharmaceutical, LLC and
         members of PMP (5)
10.16    Employment Agreement, dated June 4, 2001, between National Medical Health Card
         Systems, Inc. and Tery Baskin (6)
10.17    Stock Option Agreement, dated June 4, 2001, between National Medical Health Card
         Systems, Inc. and Tery Baskin (6)
10.18    Stock Option Agreement, dated June 12, 2001, between National Medical Health Card
         Systems, Inc. and James Bigl (6)
10.19    Asset Purchase Agreement dated January 29, 2002 by and among the
         Company, Health Solutions Limited ("HSL"), HSL Acquisition Corp., a
         wholly-owned subsidiary of the Company, and the security holders of HSL (8)
10.20    Receivables Purchase and Transfer Agreement dated January 29, 2002 by and among the Company and certain of  its subsidiaries and NMHC Funding, LLC (8)
10.21    Amendment No. 1 dated September 25, 2002 to Receivables Purchase and Transfer Agreement by
         and among the Company and certain of its subsidiaries and NMHC Funding, LLC
10.22    Amendment No. 2 dated June 30, 2003 to Receivables Purchase and Transfer Agreement by
         and among the Company and certain of its subsidiaries and NMHC Funding, LLC
10.23    Amendment No. 3 dated October 30, 2003 to Receivables Purchase and Transfer Agreement by
         and among the Company and  certain of its subsidiaries and NMHC Funding, LLC
10.24    Loan and Security Agreement dated January 29, 2002, by and between NMHC Funding, LLC and HFC Healthco-4, LLC, an affiliate of Healthcare Finance Group, Inc. (8)
10.25    Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems,
         Inc. and BFS Realty, LLC (6)
10.26    Amended Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems, Inc.
         and  BFS Realty, LLC (6)
10.27    2003 Employee Stock Purchase Plan (11)
10.28    Amendment No. 2 dated April 15, 2002 to Employment Agreement between Health Card and James Bigl (12)
10.29    Amendment No. 3 dated October 14, 2002 to Employment Agreement between Health Card and James Bigl(12)
10.30    Amendment No. 4 dated November 6, 2002 to Employment Agreement between Health Card and James Bigl (12)
10.31    Stock Option Agreement between Health Card and James Bigl dated February 20, 2001 (12)
10.32    Stock Option Agreement between Health Card and James Bigl dated April 30. 2002 (12)
10.33    Stock Option Agreement between Health Card and James Bigl dated June 26, 2002 (12)
10.34    Stock Option Agreement between Health Card and James Bigl dated July 22, 2003 (12)
10.35    Employment Agreement dated October 14, 2002 between Health Card and Bert Brodsky (12)
10.36    Employment Agreement dated November 20, 2002 between Health Card and Agnes Hall (12)
10.37    Stock Option Agreement between Health Card and Agnes Hall dated January 8, 2001 (12)
10.38    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated January 8, 2001 (12)
10.39    Stock Option Agreement between Health Card and Agnes Hall dated August 10, 2001 (12)
10.40    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated August 10, 2001 (12)
10.41    Stock Option Agreement between Health Card and Agnes Hall dated December 4, 2001 (12)
10.42    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated December 4, 2001(12)
10.43    Stock Option Agreement between Health Card and Agnes Hall dated July 31, 2002 (12)
10.44    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated July 31, 2002 (12)
10.45    Stock Option Agreement between Health Card and Agnes Hall dated August 1, 2003 (12)
10.46    First Amendment dated November 6, 2002 to Employment Agreement between Health Card and David Gershen (12)
10.47    Stock Option Agreement between Health Card and David Gershen dated February 20, 2001 (12)
10.48    Stock Option Agreement between Health Card and David Gershen dated September 24, 2001 (12)
10.49    Stock Option Agreement between Health Card and David Gershen dated August 1, 2002 (12)
10.50    Stock Option Agreement between Health Card and David Gershen dated August 1, 2003 (12)
10.51    First Amendment dated November 6, 2002 to Employment Agreement between Health Card and Tery Baskin (12)
10.52    Stock Option Agreement between Health Card and Tery Baskin dated July 20, 2000 (12)
10.53    Stock Option Agreement between Health Card and Tery Baskin dated August 10, 2001 (12)
10.54    Stock Option Agreement between Health Card and Tery Baskin dated August 1, 2002 (12)
10.55    Stock Option Agreement between Health Card and Tery Baskin dated September 19, 2002 (12)
10.56    Stock Option Agreement between Health Card and Tery Baskin dated August 1, 2003 (12)
10.57    Employment Agreement between Health Card and Patrick McLaughlin dated January 29, 2002 (12)
10.58    Stock Option Agreement between Health Card and Patrick McLaughlin dated January 29, 2002 (12)
10.59    Stock Option Agreement between Health Card and Patrick McLaughlin dated August 1, 2003 (12)
10.60    Amendment to Stock Option Agreement dated January 29, 2002 between Health Card and Patrick McLaughlin (12)
10.61    Stock Option Agreement between Health Card and Gerald Angowitz dated November 20, 2000 (12)
10.62    Stock Option Agreement between Health Card and Gerald Angowitz dated February 20, 2001 (12)
10.63    Stock Option Agreement between Health Card and Gerald Angowitz dated April 9, 2003 (12)
10.64    Stock Option Agreement between Health Card and Kenneth J. Daley dated November 20, 2000 (12)
10.65    Stock Option Agreement between Health Card and Kenneth J. Daley dated February 20, 2001 (12)
10.66    Stock Option Agreement between Health Card and Kenneth J. Daley dated April 9, 2003 (12)
10.67    Stock Option Agreement between Health Card and Ronald L. Fish dated November 20, 2000 (12)
10.68    Stock Option Agreement between Health Card and Ronald L. Fish dated February 20, 2001 (12)
10.69    Stock Option Agreement between Health Card and Ronald L. Fish dated April 9, 2003 (12)
10.70    Stock Option Agreement between Health Card and Paul J. Konigsberg dated November 20, 2000 (12)
10.71    Stock Option Agreement between Health Card and Paul J. Konigsberg dated February 20, 2001 (12)
10.72    Stock Option Agreement between Health Card and Paul J. Konigsberg dated April 9, 2003 (12)
10.73    Stock Option Agreement between Health Card and Bert E. Brodsky dated February 20, 2001 (12)
10.74    Stock Option Agreement between Health Card and Gerald Shapiro dated February 20, 2001 (12)
10.75    Lease dated November 1, 2002 between B/A Airport Park Solutions, LLC and Health Card (12)
10.76    Lease Addendum dated March 10, 2003 between B/A Airport Park Solutions, LLC and Health Card (12)
10.77    Lease Agreement dated November 18, 2002 between Sunbeam Development Corporation and
         NMHCRx Mail Order, Inc. (12)
10.78    Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development
         Corporation and NMHCRx Mail Order, Inc. (12)
10.79    AmerisourceBergen Prime Vendor Agreement, dated July 21, 2003 between NMHCRx Mail Order, Inc.
         d/b/a NMHCMail and AmerisourceBergen Drug Corporation (12)
10.80    Sixth Amendment to Employment Agreement, dated October, 30, 2003, by and between
         National Medical Health Card Systems, Inc. and James J. Bigl
10.81    Release, dated October 30, 2003, by Sandata Technologies, Inc. and Sandsport, Inc.
10.82    Amendment to Lease Agreement, dated as of October 23, 2003, by and among BFS Realty, LLC and National Medical Health Card Systems, Inc.
10.83    Lease Agreement, dated August 1, 2001, between Brodsky Sibling Realty
         Juniper Road, LLC and National Medical Health Card Systems, Inc.
10.84    Lease Agreement (30 Sea Cliff), dated May 1, 2002, between Living in Style, LLC and National Medical Health Card Systems, Inc.
10.85    Amendment to Lease Agreement (30 Sea Cliff), dated as of October 30,
         2003, between Living in Style, LLC and National Medical Health Card
         Systems, Inc.
10.86    Lease Agreement (32 Sea Cliff), dated May 1, 2002, between Living in Style, LLC and National Medical Health Card Systems, Inc.
10.87    Amendment to Lease Agreement (32 Sea Cliff), dated as of October 30,
         2003, between Living in Style, LLC and National Medical Health Card
         Systems, Inc.
10.88    Second Amendment to Employment Agreement, dated October 30, 2003, by and between National Medical Health  Card Systems, Inc. and Bert E. Brodsky
14.      Code of Ethics (12)
21.      List of Subsidiaries (12)
23.1     Consent of Ernst & Young LLP to the incorporation by reference in the
         Registration Statement on Form S-8 (File No. 333-8224) of its report dated
         September 5, 2003.
23.2     Consent of Goldstein Golub Kessler LLP to the incorporation by reference in the
         Registration Statement on Form S-8 (File No. 333-8224) of its report dated August 31, 2003.
31.1     Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2     Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1     Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act
32.2     Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act


(1) Denotes document filed as an Exhibit to Health Card's Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.
(2) Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the fiscal year ended June 30, 1999.
(3) Denotes document filed as an Exhibit to Health Card's Form 8-K for an event dated
July 20, 2000 and incorporated herein by reference.
(4) Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2000.
(5) Denotes document filed as an Exhibit to Health Card's Form 8-K for an event dated March 5, 2001.
(6) Denotes document filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June
30, 2001.
(7) Denotes document filed as an Exhibit to Health Card's Definitive
Proxy Statement on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.
(8) Denotes document filed as an Exhibit to Health Card's Current Report on Form
8-K for events dated January 29, 2002 and incorporated herein by reference.
(9) Denotes document filed as an Exhibit to Health Card's Amendment number 1 on Form
8-K/A filed with the Securities and Exchange Commission on May 21, 2002 and
incorporated herein by reference.
(10) Denotes document filed as an Exhibit to Health Card's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(11) Denotes document filed as an Exhibit to Health Card's Definitive Proxy Statement
on Schedule 14-A on October 25, 2002 and incorporated herein by reference.
(12) Denotes document filed as an Exhibit to Health Card's Form 10-K for the year ended June 30, 2003.
(13) Denotes document filed as an Exhibit to Health Card's Form 8-K filed on November 13, 2003 and incorporated herein by reference.

(b) Reports on Form 8-K

    A Form 8-K was filed with the Securities and Exchange Commission on May 16, 2003 and August 12, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
-------------------------------------------------------------------------------
        (Registrant)

By  /s/Bert E. Brodsky
    ----------------------------------------------------------------------------
Bert E. Brodsky, Chairman
Date:February 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By    /s/  Bert E. Brodsky
   -----------------------------------------------------------------------------
        Bert E. Brodsky, Chairman of the Board
Date:February 17, 2004

By   /s/  Gerald Shapiro
  ------------------------------------------------------------------------------
        Gerald Shapiro, Vice Chairman of the Board, Secretary,
Date:February 17, 2004

By   /s/  James J. Bigl
   -----------------------------------------------------------------------------
        James J. Bigl, Chief Executive Officer, Principal Executive Officer
                        and Director
Date: February 17, 2004

By   /s/  Gerald Angowitz
  ------------------------------------------------------------------------------
        Gerald Angowitz, Director
Date: February 17, 2004

By   /s/  Kenneth J. Daley
  ------------------------------------------------------------------------------
        Kenneth J. Daley, Director
Date: February 17, 2004

By   /s/  Paul J. Konigsberg
  ------------------------------------------------------------------------------
        Paul J. Konigsberg, Director
Date:February 17, 2004

By   /s/  Ronald L. Fish
  ------------------------------------------------------------------------------
        Ronald L. Fish, Director
Date: February 17, 2004

By   /s/ Stuart Fleischer
  ------------------------------------------------------------------------------
       Stuart Fleischer, Principal Financial and Accounting Officer
Date: February 17, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------









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




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 31, 2001




                                                      NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEET

                                ($ in thousands)
----------------------------------------------------------------------------------------------------------------------------
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



          NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                        CONSOLIDATED STATEMENT OF INCOME

              (All amounts in thousands, except per share amounts)
                                                                                        Years ended June 30,

                                                                           2001              2002                2003
                                                                           ----              ----                ----

-----------------------------------------------------------------------------------------------------------------------------------

Revenue                                                           $      272,119    $      459,832      $      573,266
Cost of claims                                                           249,572           424,733             525,472
-----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                              22,547            35,099              47,794

Selling, general and administrative expenses*                             21,423            27,230              35,974

----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                           1,124             7,869              11,820
----------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
Interest expense                                                            (236)           (1,125)             (1,209)
Interest income                                                            1,113               522                 252
Other income, net                                                             -                101                 153
---------------------------------------------------------------------------------------------------------------------------------
                                                                             877              (502)               (804)
---------------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                   2,001             7,367              11,016
Provision for income taxes                                                   843             2,900               4,602

--------------------------------------------------------------------------------------------------------------------------------
Net income                                                           $     1,158      $      4,467        $      6,414
================================================================================================================================

Earnings per common share:
  Basic                                                             $       0.16      $       0.62        $       0.85

================================================================================================================================
  Diluted                                                           $       0.16      $       0.56        $       0.80
================================================================================================================================


Weighted-average number of common shares outstanding:
  Basic                                                                    7,101             7,213               7,590

================================================================================================================================
  Diluted                                                                  7,200             7,909               8,036
================================================================================================================================

* Includes amounts charged by affiliates aggregating:                $     4,081        $    1,889          $      862


--------------------------------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------
                 Consolidated Statement Of Stockholders' Equity
                           (All amounts in thousands)

                                           Notes
                                        Receivable     Preferred Stock   Common Stock    Additional      Retained   Treasury Stock
                                         ----------    ----------------  ------------    -----------     ---------  --------------
                                        Stockholders    Shares Amount    Shares Amount  Paid-in-Capital  Earnings    Shares Amount
                                        ------------    ------ ------    ------ ------  ---------------  --------    ------ ------
Balance at June 30, 2000               $   (339)          -  $    -      6,912   $  7     $ 12,405      $   2,096      191    (744)
  Principal paid on notes receivable         65           -       -          -      -            -             -         -       -
  Interest paid on notes receivable         (26)          -       -          -      -            -             -         -       -
  Stock issued - PAI acquisition              -           -       -        400      -          850             -         -       -
  Net income                                  -           -       -          -      -            -          1,158        -       -

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                    (300)         -       -       7,312     7       13,255          3,254      191    (744)
  Principal paid on notes receivable         300          -       -           -     -            -              -        -       -
  Exercise of stock options                    -          -       -         175     1          787              -        -       -
  Stock issued - PAI acquisition               -          -       -          63     -          250              -        -       -
  Net income                                   -          -       -           -     -            -          4,467        -       -

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                       -          -       -       7,550     8       14,292          7,721      191    (744)
  Exercise of stock options                    -          -       -         221     -          485             -         -       -
  Stock issued - PAI acquisition               -          -       -          42     -          250             -         -       -
  Net income                                   -          -       -          -      -            -          6,414        -       -

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003              $        -          -   $   -       7,813  $  8     $ 15,027      $  14,135      191  $ (744)
-----------------------------------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                                                                            Years Ended June 30,
                                                                                   ---------------------------------------
                                                                                   ------------ ------------ -------------
                                                                                      2001         2002        2003
                                                                                      ----         ----        ----
Cash flows from operating activities:
             Net income                                                         $     1,158  $    4,467   $   6,414
               Adjustments to reconcile net income to net cash
               provided by operating activities:
                 Depreciation and amortization                                        2,585       3,264       4,437
                 Amortization of deferred gain                                            -        (102)       (153)
                 Net gain on disposal of capital assets                                   -        (331)        (13)
                 Provision for doubtful accounts                                        857         546         164
                 Compensation expense accrued to officer/stockholder                    482         154         821
                 Deferred income taxes                                                  391          13        (433)
                 Interest accrued on stockholders'/affiliate's loans                    (26)         -         (165)
               Changes in assets and liabilities, net of effect from acquisitions:
                 Restricted cash                                                       (468)     (1,055)        270
                 Accounts receivable                                                (10,155)    (29,750)      7,486
                 Rebates receivable                                                  (1,304)     (7,986)     (8,809)
                 Other current assets                                                  (594)        387      (1,028)
                 Due to/from affiliates                                                (346)        351        (276)
                 Other assets                                                            42         (54)        (19)
                 Accounts payable and accrued expenses                               19,527      41,713       6,844
                 Income taxes payable and other current liabilities                     (56)         83        (163)
                 Other long term liabilities                                             (2)        715         308
------------ -------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            12,091      12,415      15,685
--------------------------------------------------------------------------------------------------------------------------
------------ -------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
             Capital expenditures                                                    (3,842)     (3,196)     (2,468)
             Acquisition of Integrail, net of cash acquired                               -          -       (1,482)
             Acquisition of Centrus, net of cash acquired                                 -     (40,287)     (1,070)
             Acquisition of PAI, net of cash acquired                                (4,614)     (1,000)     (1,000)
             Acquisition of PMP, net of cash acquired                                (6,706)          -           -
             Proceeds from disposal of capital assets                                    30       1,321          22
             Repayment of note by stockholder                                             -         300           -
             Principal received on notes from stockholders                               65           -           -
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (15,067)    (42,862)     (5,998)
--------------------------------------------------------------------------------------------------------------------------
------------ -------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

             Proceeds from exercise of stock options                                     -         788           485

             Proceeds from convertible note offering                                     -      11,600             -
             Repayment of convertible note offering                                      -      (3,600)       (8,000)
             Proceeds from revolving credit facility                                 4,000      28,700       688,750
             Repayment of revolving credit facility                                 (4,000)    (14,887)     (686,901)
             Deferred financing costs                                                    -        (486)          183
             Repayment of debt and capital lease obligations                          (742)       (777)         (750)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                   (742)     21,338        (6,233)
--------------------------------------------------------------------------------------------------------------------------
------------ -------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                (3,718)     (9,109)        3,454
Cash and cash equivalents at beginning of year                                      14,595      10,877         1,768
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                        $   10,877    $  1,768  $      5,222
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

-------------------------------------------------------------------------------

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

     NMHCRX Mail Order, Inc. was incorporated in August 2002 to provide mail order pharmacy services to the Company's existing sponsors as well as other small regional PBMs. Prior to opening its own facility in Miramar, Florida, the Company outsourced all its mail order business. The subsidiary has its own employees and rents the facility, including a warehouse, from an unrelated third party. Currently, all intercompany revenue generated by Mail Order for fulfillment of prescriptions on behalf of the PBM, is eliminated in consolidation.

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

     Revenue  under  the fee for  service  arrangement  related  to the sales of prescription drugs by the Company's nationwide network of pharmacies is recognized when the claims are adjudicated. At the point-of-sale, the pharmacy claims are adjudicated using the Company's on-line processing system. Adjudication is the process by which the plan participant is checked for eligibility of coverage, the prescription is compared to the plan parameters established by the sponsor, the particular drug is reviewed for contraindications based upon the plan participant's drug history, age and sex, and the information is placed into a database available for reporting and query. The Company invoices plan sponsors and includes as revenue the Company's administrative fees and charges relating to pharmaceuticals dispensed by the Company's network of pharmacies. Revenue is reduced by the amount of rebates paid to the Company's sponsors. Cost of claims includes the amounts paid to the Company's network of pharmacies for pharmaceutical claims reduced by gross rebates received from drug manufacturers. The Company does not take possession or legal ownership of the pharmaceutical drugs dispensed by the pharmacy network excluding its own mail order facility. The Company assumes the legal responsibility and financial risk of paying for dispensed pharmaceuticals whether or not the Company is paid by its sponsors. There are several factors from EITF 99-19 that leads the Company to recognize the majority of its revenue on a gross basis. These include: the Company acts as a principal and not an agent and is the primary obligor in the relationship among the pharmacies, the sponsors and the Company, the Company has credit risk, the Company has certain latitude in establishing price, and the Company has discretion in supplier selection.

     The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. In certain cases, the Company has not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. The primary factor in recognizing these contracts on a net basis is that the amount that the Company earns is fixed. The Company receives a fixed charge per claim and a fixed percentage of rebates and all other pharmacy costs are charged to the plan sponsor. This has no impact on the Company's gross profit since neither the prescription revenue nor the related cost of the prescriptions is recorded.

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

     Mail Order began filling prescriptions out of the Miramar facility on August 1, 2003. Mail Order maintains an inventory of pharmaceuticals, which it purchases from a drug wholesaler or direct from the manufacturer. Mail Order recognizes revenue at the point of shipment for both the co-pay collected from the individual member, as well as for the "sale" of the prescription to the PBM at specified prices. Revenue from this intercompany sale is eliminated in consolidation. Inventory is stated at the lower of cost (first in, first out method) or market. To date, Mail Order only fills prescriptions for NMHC plan sponsors.

     Integrail invoices its customers quarterly primarily for annual license fees. Annual license fees are billed equally over the quarters and are based on a per member amount charge. Connectivity charges, analytical support and implementation charges are also invoiced quarterly as incurred. License revenue for each customer is recognized ratably over the quarter that it relates to. Other revenues are recognized when invoiced.

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

     The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

 Year  ended June 30,             2001            2002                    2003
 -------------------------------------------------------------------------------
Reported net income              $1,158          $4,467                  $6,414
Stock compensation expense
included in net income                -               -                       -
Pro forma compensation expenses    (320)           (666)                 (1,574)
--------------------------------------------------------------------------------
Pro forma net income             $  838          $3,801                  $4,840
================================================================================
Pro forma earnings per share:
Basic                            $ .12            $.53                    $ .64
Diluted                          $ .12            $.48                    $ .60
================================================================================

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

     The following summarized unaudited pro forma results of operations set forth below for the years ended June 30, 2002 and 2003 assume the Centrus and Integrail acquisitions had occurred as of the beginning of these periods:

                              June 30,               2002              2003
--------------------------------------------------------------------------------
 Revenue                                           $619,562             $573,485
 Net income                                          $1,145               $4,827
 Net income per common share:
    Basic                                             $0.16                $0.64
    Diluted                                           $0.14                $0.60
 Pro forma weighted-average number of common shares
   outstanding:
       Basic                                      7,212,536            7,590,425
       Diluted                                    7,909,054            8,036,398
--------------------------------------------------------------------------------

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






     The change in the carrying amount of goodwill for the year ended June 30, 2003 is as follows:

  Balance as of July 1, 2002                                           $52,035
  Centrus additional consideration earned                                1,073
  Integrail acquisition                                                    907
  Settlement of PMP pre-acquisition claim                                 (346)
                                                                     ----------
                                                                     ----------
                  Balance as of June 30, 2003                           $53,669

     Approximately $45,796 of the Company's June 30, 2003 goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

     Acquired intangible assets subject to amortization consisted of the following as of June 30:

                                  2002                                 2003
                     ================================    =======================
                      ===============================    =======================
                        Gross       Accumulated       Gross        Accumulated
  Asset Class         Carrying      Amortization     Carrying      Amortization
                       Amount       ------------      Amount      -------------
                      --------                         --------
  Customer            $ 2,720        $   362         $ 2,720            $ 967
  relationships
   Non-compete            120             25             120               53
   agreements
  Employment               89             19              86               62
   agreements
  Company know how          -              -             575              128
                   -----------    ------------    ------------    -------------
                   -----------    ------------    ------------    -------------
                   $    2,929       $    406         $ 3,501        $   1,210
                   ===========    ============    ============    =============

     The weighted average remaining amortization period for all intangible assets is approximately 3.2 years at June 30, 2003. Amortization period by intangible asset class is as follows:

     Asset  Class                Amortization  Period

Customer  relationships               2.5 - 5  years
Non-compete  agreements                 4 - 5 years
Employment  agreements                  2 years
Company know how                        3 years









     The aggregate amortization expense was approximately $804 for the year ended June 30, 2003, and the estimated amortization for future years ended June 30 is as follows:

     Year ending June 30,

        2004                                                               $749
        2005                                                                703
        2006                                                                561
        2007                                                                278
--------------------------------------------------------------------------------
                                                                         $2,291
================================================================================

 3. PROPERTY,   Property, equipment and software development costs consist
   EQUIPMENT     of the following:
   AND SOFTWARE                                                                              Estimated
   DEVELOPMENT       June 30,                                2002              2003         Useful Life
   COSTS:           --------------------------------------------------------------------------------------
                  Equipment                              $   3,748         $   4,602        3 to 5 years
                  Software                                   9,673            11,241        3 to 5 years
                  Leasehold improvements                       528               935       Term of lease
                  Automobile                                    44                44             5 years
                  Equipment acquired under
                   capital leases                            2,575             2,575        5 to 8 years
----------------------------------------------------------------------------------------------------------
                                                            16,568            19,397
                 Accumulated depreciation
                   and amortization                          7,537            11,158
----------------------------------------------------------------------------------------------------------
                                                            $9,031          $  8,239
==========================================================================================================


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

     General and administrative expenses related to transactions with affiliates included in the consolidated statement of income are:

 Year ended June 30,                    2001            2002              2003
--------------------------------------------------------------------------------
 Software maintenance and
  Related services and supplies (a)   $   1,244     $   496                 $0
  Management and consulting fees (b)      1,294         303                 84
  Administrative, accounting
  services and supplies (c)                 894         548                236
 Rent and utilities (d)                     649         542                542

--------------------------------------------------------------------------------
                                         $4,081      $1,889               $862
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


 5.    ACCOUNTS PAYABLE    Accounts payable and accrued expenses consist of the
   AND ACCRUED EXPENSES:        following:
                           June 30,                                                       2002              2003
                         ----------------------------------------------------------------------------------------

                          Claims payable                                              $78,436            $76,195
                          Rebates payable to sponsors                                  17,921             24,082
                          Trade payables, accrued expenses and other payables           4,168              6,398

------------------------------------------------------------------------------------------------------------------
                                                                                     $100,525           $106,675
==================================================================================================================

 6.  CAPITAL LEASE
     OBLIGATIONS:           The following is a schedule, by year, of future
                            minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at June 30, 2003:

                              Payments for the year ending June 30,

                                    2004                                $533
                                    2005                                 336
 ------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     Total minimum lease payments                         869

                     Less amount representing interest                     61
-------------------------------------------------------------------------------

                     Present value of net minimum lease payments          808
                     Less current portion                                 481

-------------------------------------------------------------------------------
                     Long-term lease obligations                         $327
===============================================================================

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

 8. TAXES ON INCOME:

     Provisions for federal and state income taxes consist of the following:

-------------------------------------------------------------------------------
      Year ended June 30,              2001               2002           2003
                Current:
                 Federal               $364          $   2,149       $  3,953
                   State                 89                738          1,085
-------------------------------------------------------------------------------
                                        453              2,887          5,038
-------------------------------------------------------------------------------

                Deferred:
                 Federal                324                 23           (356)
                 State                   66                (10)           (80)

-------------------------------------------------------------------------------
                                        390                 13           (436)
-------------------------------------------------------------------------------
    Total provision                    $843             $2,900         $4,602

===============================================================================

 Differences between the federal statutory rate and the Company's effective tax rate are as follows:

    Year ended June 30,                    2001           2002        2003
----------------------------------------------------------------------------
   Statutory rate                         34.0%         34.0%        35.0%
   State taxes - net of federal taxes      5.1           5.1          6.7
   Permanent differences                   4.2           0.3          0.1
   Other                                  (1.2)           --           --

-------------------------------------------------------------------------------
                                          42.1%         39.4%        41.8%
===============================================================================
Deferred income tax assets (current and noncurrent) resulting from temporary differences are as follows:


 June 30,                                 2002                 2003
--------------------------------------------------------------------------------

  Accounts receivable allowances         $1,004               $  836
  Vacation expense accrual                  100                  138
  Officer/stockholder bonus accrual         326                  973
  Deferred revenue                          102                  118
  Other                                      10                    -
--------------------------------------------------------------------------------
                                         $1,542               $2,065
================================================================================

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

     Pursuant to a lease dated August 10, 1998 and expiring on August 31, 2005, Health Card occupies approximately 1,500 square feet at 63 Manorhaven Boulevard, Port Washington, New York, which is used as office storage space. The landlord for these premises is 61 Manorhaven Boulevard, LLC, of which the Company's Chairman is the sole member. The current rent is $1,914 per month. The annual rent increases by 5% per year. Additional rent, in the form of certain expenses, is also payable.

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

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plan Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The amended complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached its fiduciary duties by making a profit. MHP is seeking $3,000 in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2,800 based on Midwest's failure to pay under a contract. In late June 2002, Midwest agreed to make two payments in the amount of $1,340 and $1,360 to partially settle the Company's claims against Midwest. Midwest has now added a fiduciary duty claim. The Company continues to have counterclaims totaling over $200 against Midwest for Midwest's failure to pay the amounts it agreed to pay Health Card for goods and services. The Company's motion for partial summary judgment and motion to dismiss the fiduciary duty claim will be heard on November 6, 2003. Discovery will close September 30, 2003. The court has not set a trial date. The Company intends to vigorously defend the action. The Company is unable to provide an estimate of any particular loss, if any, which may be associated with the MHP claims.

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

     The following tables summarize information about stock option activity for the years ended June 30, 2001, 2002, and 2003:

                                                              Weighted-Average
                                        Number of              Exercise Price
                                         Options                  Per Share
-------------------------------------------------------------------------------
Outstanding options at June 30, 2000       656,469                $     5.98
 Canceled                                 (251,127)                     6.23
 Granted                                   837,942                      2.92
-------------------------------------------------------------------------------
 Outstanding options at June 30, 2001    1,243,284                      3.87
 Canceled                                 (222,775)                     8.46
 Granted                                 1,015,760                     10.36
 Exercised                                (175,243)                     4.49
 ------------------------------------------------------------------------------
 Outstanding options at June 30, 2002    1,861,026                      6.77
 Canceled                                  (73,634)                     6.99
 Granted                                   402,498                      8.46
 Exercised                                (221,000)                     2.20
-------------------------------------------------------------------------------
 Outstanding options at June 30, 2003    1,968,890                 $    7.61
===============================================================================

                              The following table summarizes information about
stock options outstanding at June 30, 2003:

                                                            Outstanding                            Exercisable
                                              --------------------------------------------    --------------------------
                                              -------------- --------------- -------------    ------------ -------------
                                                               Weighted-      Weighted-                     Weighted-
                                                                average        average                       average
                       Option                  Number of       Remaining      Exercise        Number of     Exercise
                    Price Range                  Shares          Life           Price           Shares        Price
                    ---------------------------------------------------------------------- -----------------------------
                    ---------------------------------------------------------------------- -----------------------------
                    $  1.67  to $  2.51            365,995     2.65 years       $1.81         165,995         $1.77
                    $  2.52  to $  3.78             26,000     3.09 years       $3.12          15,435         $3.07
                    $  3.79  to $  5.69            192,900     2.57 years       $4.60         132,955         $4.73
                    $  5.70  to $  8.55            300,801     2.39 years       $7.67         105,782         $7.48
                    $  8.56  to $ 12.84          1,081,355     4.44 years      $10.19         147,277        $10.41
                    $ 12.85  to $ 15.10              1,839     3.63 years      $14.68             617        $14.68

                    ---------------------------------------------------------------------- -----------------------------
                    ---------------------------------------------------------------------- -----------------------------
                    $ 1.67 to   $15.10           1,968,890     3.13 years       $7.61         568,061         $5.81
                    ====================================================================== =============================

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

    Supplemental cash flow information is as follows:


   Year ended June 30,                2001              2002               2003
 -------------------------------------------------------------------------------

   Cash paid:
   Interest                    $      236       $     1,110          $   1,194
   Income taxes                     1,287             2,277              4,039

Noncash investing and financing
 activities:
Issuance of common stock
in connection with the
acquisition of PAI                    850               250                250
--------------------------------------------------------------------------------
 13.   EMPLOYEE BENEFIT PLAN:

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

14.  EARNINGS PER SHARE:

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:


                              Year ended June 30,                                   2001            2002          2003
-------------------------------------------------------------------------------------------------------------------------------

                              Basic                                            7,100,674       7,212,536     7,590,425
                              Effect of assumed conversion
                               of employee stock options                          65,406         661,999       445,973

                               Contingently issuable shares (see Note 2)          33,446          34,519             -

--------------------------------------------------------------------------------------------------------------------------------
                              Diluted                                          7,199,526       7,909,054     8,036,398
================================================================================================================================

     Outstanding options and warrants to purchase shares of common stock which were antidilutive were not included in the computation of diluted earnings per share (see Note 10). These options were as follows:

                              Year ended June 30,                            2001              2002               2003
---------------------------------------------------------------------------------------------------------------------------------

                              Number of options and warrants              866,284           435,700            922,787

=================================================================================================================================

=================================================================================================================================
                              Weighted-average exercise price         $     5.22        $     12.23         $    10.47

                     NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
    ----------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (All $ in thousands, except per share amounts)






15.      QUARTERLY FINANCIAL DATA (UNAUDITED):


   (In thousands, except per share amounts)                FY 2003                                                  FY 2002
------------------------------------------------------------------------------------------------------------------------------------
Quarters ended                                6/30       3/31         12/31       9/30      6/30       3/31      12/31      9/30
------------------------------------------------------------------------------------------------------------------------------------

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




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 18, 2001


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
----------------------------------------------------------------------------------------------------------------------
                                ($ in thousands)

                                                         Additions
                                       Balance at       Charged to                                          Balance
                                        Beginning        Costs and                          Other           at End
Description                              of Year        Expense (a)     Write-offs         Changes          of Year
----------------------------------------------------------------------------------------------------------------------

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