Form 10-Q/A
period 2003-09-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2004-02-17
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

 (Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the quarterly period ended   September 30, 2003
                               --------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the transition period from                to
                               ---------------    -----------------------------

                        Commission file number 000-26749

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

 Delaware                                                       11-2581812
-------------------------------------------------------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

 26 Harbor Park Drive, Port Washington, NY                             11050
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

 Registrant's Telephone Number, Including Area Code            (516) 626-0007
                                                   ----------------------------

                                 Not Applicable
                     Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report.

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes v No

         Indicate by check whether the registration is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                  Yes                              No   X
                      -------                       -------

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

Explanatory Note

     In connection with a review by the Staff of the Securities and Exchange Commission ("SEC"), this quarterly report on Form 10-Q/A of National Medical Health Card Systems, Inc., a Delaware corporation ("Health Card" or the "Company"), hereby amends the following information in its Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 14, 2003:
(i) by amending the information contained in Item 2 of Part I to include additional information, (ii) by including the heading and other information in
Item 3 of Part I, (iii) by amending the information contained in Item 4 of Part I, (iv) by amending the information contained in Item 1 of Part II to include current information with respect to the matter described therein, and (v) by amending the exhibit list under Item 6 of Part II to delete exhibits that are no longer material and to include new exhibits filed herewith.



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

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (All $ in thousands, except per share amounts)
                                   (Unaudited)

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2003
Compared to Three Months Ended September 30, 2002

     Revenue increased $3.5 million, or approximately 2%, from $147.3 million for the three months ended September 30, 2002, to $150.8 million for the three months ended September 30, 2003. Revenue recognized for contracts recorded on a gross revenue basis was $147.2 million for the three months ended September 30, 2002 and $150.2 million for the three months ended September 30, 2003. Revenue recognized for contracts recorded on a net revenue basis was $0.1 million for the three months ended September 30, 2002 and $0.6 million for the three months ended September 30, 2003. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. Of the $3.5 million increase in revenue in the three months ended September 30, 2003, $2.9 million was due to the inclusion of PPP and Integrail which were included in the revenues for the quarter ended September 30, 2003, but not in the quarter ended September 30, 2002. Another approximate $44.3 million of the increase was due to revenues related to new sponsors or new services offered during the quarter ended September 30, 2003 excluding contracts recorded on a net revenue basis. These increases were offset by revenue decreases related to: 1) the termination of existing customer contracts including a major sponsor, which terminated its contract with Health Card effective December 31, 2002, leading to a reduction in revenue of approximately $33.6 million, 2) the Company recognized on a net revenue basis one contract during the three months ended September 30, 2003 that was recognized on a gross revenue basis during the three months ended September 30, 2002. Due to a change in contract terms effective November 1, 2002, this customer's revenue was recognized on a net basis from that point. The revenue impact of this change was a reduction in gross revenue of approximately $6.9 million, and 3) rebates payable to the Company's sponsors increased by $2.7 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Since these rebates are treated as a reduction in revenues, this led to a reduction in the overall year-over-year revenue increase. In addition, there was a net decrease of approximately $0.5 related to reductions in certain customer pricing which offset increased revenues from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant.

     Cost of claims increased $0.8 million, or approximately 1%, from $136.5 million for the three months ended September 30, 2002, to $137.3 million for the three months ended September 30, 2003. PPP and Integrail accounted for $2.3 million of the increase. Increases in cost of claims totaling approximately $40.6 million related to the activity of new sponsors as well as existing sponsors were offset by the factors described in the previous paragraph, namely, the loss of sponsors which reduced cost of claims by approximately $31.9 million, the recognizing of a certain contract on a net revenue basis which reduced cost of claims by approximately $6.9 million, and an increase of $3.3 million in gross rebates received, which is treated as a reduction in cost of claims. As a percentage of revenues, cost of claims decreased from 92.6% to 91.0% for the three months ended September 30, 2002 and September 30, 2003, respectively. These same factors contributed to the declining costs as a percentage of revenue. The terminated major sponsor is a managed care organization. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. While not all of the revenue associated with this sponsor was replaced by new business, the new business, for the most part was not managed care, so consequently the cost of claims on the new business was lower than on the business it replaced. In addition, the contracts recognized on a net revenue basis decrease the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis. The acquisition of PPP in July 2003 also had a minor impact in reducing the cost of claims as specialty pharmacy distribution typically generates lower cost of claims than a PBM.

     Gross profit increased from $10.9 million for the three months ended September 30, 2002 to $13.5 million for the three months ended September 30, 2003; a $2.6 million, or 24%, increase. In addition to PPP and Integrail leading to a small increase in gross profit, the impact on the Company of replacing the terminated major sponsor with new business was to have lower revenues but to have greater gross profits, due to the fact that the cost of claims declined by more than the revenue. Gross profit, as a percentage of revenue, increased from 7.4% to 9.0% for the three months ended September 30, 2002 and September 30, 2003, respectively. The contracts the Company recognizes on a net revenue basis have the effect of improving the gross margin as a percent of revenue due to the lower revenue and cost base. Partially offsetting this impact, the Company has seen some decline in profit margins due to competitive pressures. . Selling, general, and administrative expenses increased $2.2 million, or approximately 27%, from $8.3 million for the three months ended September 30, 2002 to $10.5 million for the three months ended September 30, 2003. Approximately $2.0 million, or 88%, of this increase is related to new services provided by the Company in the three months ended September 30, 2003 which were not provided by the Company in the three months ended September 30, 2002. These services include specialty pharmacy distribution through the Company's acquisition of PPP, predicative modeling and consulting services through the Company's acquisition of Integrail, and mail order distribution through the Company's owned facility in Miramar Florida. The Company acquired PPP as of July 31, 2003 (See Note 3 of
Item 1). Approximately $642,000 of expenses were incurred by PPP primarily related to salary and benefits and postage and supplies during the quarter ended September 30, 2003. The Company acquired Integrail as of November 1, 2002 (See
Note 3 of Item 1). Approximately $461,000 of expenses were incurred by Integrail primarily related to salary and benefits and depreciation and amortization during the quarter ended September 30, 2003. Previously, the Company out-sourced the actual fulfillment of prescriptions that are ordered by mail. By bringing these services in-house the Company believes it will be better able to control service and cost for its customers. The facility was operational as of July 2003. For the quarter ended September 30, 2003, approximately $853,000 of expenses primarily related to salaries and benefits, shipping costs and insurance were incurred in this endeavor.

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


Liquidity and Capital Resources

     The Company's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. Effective July 2003, the Company also requires cash to carry inventory in its mail order and specialty pharmacy facilities. The Company also requires cash to execute its strategy of pursuing acquisitions of other PBM companies or of companies providing related services. As of September 30, 2003, the Company had a working capital deficit of $34.7 million as compared to a working capital deficit of $32.6 million as of June 30, 2003. The primary reasons for the decline in working capital over these two periods were the cash paid for the acquisition of PPP and the current liability incurred for consideration to be paid in connection with the Centrus acquisition. These transactions increased goodwill and other intangible assets which are long-term assets, while decreasing current assets and increasing current liabilities. The Company has now acquired five companies since July 2000 utilizing primarily cash. This has had the effect of increasing the Company's working capital deficits until sufficient profitability is generated to pay back the cost of the acquisitions. In addition, the Company's revolving credit facility is treated all as a short-term liability per generally accepted accounting principles even though its terms do not expire until January 2005.

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

     Three of these financial covenants are based upon the EBITDA (earnings before interest, taxes, depreciation and amortization) generated by the Company over specified periods of time. These covenants; EBITDA for the current fiscal quarter, interest coverage ratio, and debt service coverage for the previous twelve months are evaluated by the Lender as a measure of the Company's liquidity and its ability to meet all of its obligations under the Facility. EBITDA is presented as cash flow from operations plus or minus the net changes in assets and liabilities and the changes in certain non-cash reconciling items from net cash from operations to net income over the reported periods. While EBITDA is not a measure of financial performance nor liquidity under generally accepted accounting principles, it is provided as information for investors for analysis purposes in light of the financial covenants referred to above. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with accounting principles generally accepted in the United States. EBITDA, which increased by approximately $0.8 million or 21%, from $3.6 million for the three months ended September 30, 2002 to $4.4 million for the three months ended September 30, 2003, is calculated as follows (see Consolidated Statement of Cash Flows comprising Item 1 hereof for more details):



                        Three Months Ended September 30,
                                                  2003                    2002
                                         ------------------------- -------------
                                         ------------------------- -------------
Cash flow from operations                     $   7,615               $   (487)
Provision for income taxes                        1,144                    948
Other (income) expense, net                         176                    226
Net change in assets and liabilities             (4,359)                 2,748
Non-cash  items to  reconcile  net cash            (229)                   147
from operations to net income
                                         ------------------------- -------------
                                         ------------------------- -------------
EBITDA                                        $   4,347              $   3,582
                                         ========================= =============

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

     (b) The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. There are several factors from EITF 99-19 that leads the Company to recognize the majority of its revenue on a gross basis. These include: the Company acts as a principal and not an agent and is the primary obligor in the relationship among the pharmacies, the sponsors and the Company, the Company has credit risk, the Company has certain latitude in establishing price, and the Company has discretion in supplier selection In certain cases, primarily because the amount the Company earns is fixed, the Company has not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. This has no impact on the Company's gross profit since neither the prescription revenue nor the related cost of the prescriptions is recorded.

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





ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


Exhibit
Number       Description of Exhibit


 2.1     Asset Purchase Agreement dated as of November 1, 2002, by and between Health Card, Integrail Acquisition
         Corp., Health Solutions, Ltd., and certain security holders of Health Solutions, Ltd. (10)
 2.2     Assignment Agreement dated as of November 1, 2002, by and between Health Card, Integrail Acquisition Corp., and Health Solutions, Ltd. (10)
 2.3     Stock Purchase Agreement dated July 31, 2003, among Health Card and Portland Professional Pharmacy,
         Portland Professional Pharmacy Associates and the individuals listed on Schedule I thereto
 2.4     Stock Purchase Agreement dated October 30, 2003 by and between Health Card and New Mountain Partners, L.P. (13)
 3.1     Certificate of Incorporation of Health Card (7)
 3.2     By-Laws of Health Card (7)
 4.1     Form of Warrant Agreement, including form of Representatives' Warrants (1)
10.1     Mail Service Provider Agreement, dated July 1, 1996, between Health Card and
         Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.2     Amendment to Mail Service Provider Agreement, dated January 1, 1997, between
         Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.3     Software License Agreement and Professional Service Agreement, dated February
         18, 1998, between Health Card and Prospective Health, Inc. (1)
10.4     1999 Stock Option Plan (1)
10.5     Employee Covenant Agreement, dated June 16, 1998, between Health Card and Ken Hammond (1)
10.6     Stock Option Agreement, dated August 3, 1999, between Health Card and Ken
         Hammond (4)
10.7     Employment Agreement, dated March 27, 2000, between Health Card and
         David Gershen (4)
10.8     Stock Option Agreement, dated May 1, 2000, between Health Card and David
         Gershen (4)
10.9     Employment Agreement, dated May 3, 2000, between Health Card and James
         Bigl (4)
10.10    Stock Option Agreement, dated June 12, 2000, between Health Card and James
         Bigl (4)
10.11    Stock Option Agreement, dated August 3, 1999, between Health Card and
         Kenneth J. Daley (4)
10.12    Stock Option Agreement, dated August 3, 1999, between Health Card and
         Gerald Angowitz (4)
10.13    Lease, dated August 10, 1998, between 61 Manorhaven Boulevard, LLC and
         Health Card (1)
10.14    Acquisition and Merger Agreement, dated as of June 27, 2000, between
         Health Card and Pharmacy Associates, Inc. (3)
10.15    Asset Purchase Agreement dated as of March 5, 2001 among National Medical Health
         Card Systems, Inc., PMP Acquisition Corp., Provider Medical Pharmaceutical, LLC and
         members of PMP (5)
10.16    Employment Agreement, dated June 4, 2001, between National Medical Health Card
         Systems, Inc. and Tery Baskin (6)
10.17    Stock Option Agreement, dated June 4, 2001, between National Medical Health Card
         Systems, Inc. and Tery Baskin (6)
10.18    Stock Option Agreement, dated June 12, 2001, between National Medical Health Card
         Systems, Inc. and James Bigl (6)
10.19    Asset Purchase Agreement dated January 29, 2002 by and among the
         Company, Health Solutions Limited ("HSL"), HSL Acquisition Corp., a
         wholly-owned subsidiary of the Company, and the security holders of HSL (8)
10.20    Receivables Purchase and Transfer Agreement dated January 29, 2002 by and among the Company and certain of  its subsidiaries and NMHC Funding, LLC (8)
10.21    Amendment No. 1 dated September 25, 2002 to Receivables Purchase and Transfer Agreement by
         and among the Company and certain of its subsidiaries and NMHC Funding, LLC
10.22    Amendment No. 2 dated June 30, 2003 to Receivables Purchase and Transfer Agreement by
         and among the Company and certain of its subsidiaries and NMHC Funding, LLC
10.23    Amendment No. 3 dated October 30, 2003 to Receivables Purchase and Transfer Agreement by
         and among the Company and  certain of its subsidiaries and NMHC Funding, LLC
10.24    Loan and Security Agreement dated January 29, 2002, by and between NMHC Funding, LLC and HFC Healthco-4, LLC, an affiliate of Healthcare Finance Group, Inc. (8)
10.25    Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems,
         Inc. and BFS Realty, LLC (6)
10.26    Amended Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems, Inc.
         and  BFS Realty, LLC (6)
10.27    2003 Employee Stock Purchase Plan (11)
10.28    Amendment No. 2 dated April 15, 2002 to Employment Agreement between Health Card and James Bigl (12)
10.29    Amendment No. 3 dated October 14, 2002 to Employment Agreement between Health Card and James Bigl(12)
10.30    Amendment No. 4 dated November 6, 2002 to Employment Agreement between Health Card and James Bigl (12)
10.31    Stock Option Agreement between Health Card and James Bigl dated February 20, 2001 (12)
10.32    Stock Option Agreement between Health Card and James Bigl dated April 30. 2002 (12)
10.33    Stock Option Agreement between Health Card and James Bigl dated June 26, 2002 (12)
10.34    Stock Option Agreement between Health Card and James Bigl dated July 22, 2003 (12)
10.35    Employment Agreement dated October 14, 2002 between Health Card and Bert Brodsky (12)
10.36    Employment Agreement dated November 20, 2002 between Health Card and Agnes Hall (12)
10.37    Stock Option Agreement between Health Card and Agnes Hall dated January 8, 2001 (12)
10.38    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated January 8, 2001 (12)
10.39    Stock Option Agreement between Health Card and Agnes Hall dated August 10, 2001 (12)
10.40    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated August 10, 2001 (12)
10.41    Stock Option Agreement between Health Card and Agnes Hall dated December 4, 2001 (12)
10.42    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated December 4, 2001(12)
10.43    Stock Option Agreement between Health Card and Agnes Hall dated July 31, 2002 (12)
10.44    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated July 31, 2002 (12)
10.45    Stock Option Agreement between Health Card and Agnes Hall dated August 1, 2003 (12)
10.46    First Amendment dated November 6, 2002 to Employment Agreement between Health Card and David Gershen (12)
10.47    Stock Option Agreement between Health Card and David Gershen dated February 20, 2001 (12)
10.48    Stock Option Agreement between Health Card and David Gershen dated September 24, 2001 (12)
10.49    Stock Option Agreement between Health Card and David Gershen dated August 1, 2002 (12)
10.50    Stock Option Agreement between Health Card and David Gershen dated August 1, 2003 (12)
10.51    First Amendment dated November 6, 2002 to Employment Agreement between Health Card and Tery Baskin (12)
10.52    Stock Option Agreement between Health Card and Tery Baskin dated July 20, 2000 (12)
10.53    Stock Option Agreement between Health Card and Tery Baskin dated August 10, 2001 (12)
10.54    Stock Option Agreement between Health Card and Tery Baskin dated August 1, 2002 (12)
10.55    Stock Option Agreement between Health Card and Tery Baskin dated September 19, 2002 (12)
10.56    Stock Option Agreement between Health Card and Tery Baskin dated August 1, 2003 (12)
10.57    Employment Agreement between Health Card and Patrick McLaughlin dated January 29, 2002 (12)
10.58    Stock Option Agreement between Health Card and Patrick McLaughlin dated January 29, 2002 (12)
10.59    Stock Option Agreement between Health Card and Patrick McLaughlin dated August 1, 2003 (12)
10.60    Amendment to Stock Option Agreement dated January 29, 2002 between Health Card and Patrick McLaughlin (12)
10.61    Stock Option Agreement between Health Card and Gerald Angowitz dated November 20, 2000 (12)
10.62    Stock Option Agreement between Health Card and Gerald Angowitz dated February 20, 2001 (12)
10.63    Stock Option Agreement between Health Card and Gerald Angowitz dated April 9, 2003 (12)
10.64    Stock Option Agreement between Health Card and Kenneth J. Daley dated November 20, 2000 (12)
10.65    Stock Option Agreement between Health Card and Kenneth J. Daley dated February 20, 2001 (12)
10.66    Stock Option Agreement between Health Card and Kenneth J. Daley dated April 9, 2003 (12)
10.67    Stock Option Agreement between Health Card and Ronald L. Fish dated November 20, 2000 (12)
10.68    Stock Option Agreement between Health Card and Ronald L. Fish dated February 20, 2001 (12)
10.69    Stock Option Agreement between Health Card and Ronald L. Fish dated April 9, 2003 (12)
10.70    Stock Option Agreement between Health Card and Paul J. Konigsberg dated November 20, 2000 (12)
10.71    Stock Option Agreement between Health Card and Paul J. Konigsberg dated February 20, 2001 (12)
10.72    Stock Option Agreement between Health Card and Paul J. Konigsberg dated April 9, 2003 (12)
10.73    Stock Option Agreement between Health Card and Bert E. Brodsky dated February 20, 2001 (12)
10.74    Stock Option Agreement between Health Card and Gerald Shapiro dated February 20, 2001 (12)
10.75    Lease dated November 1, 2002 between B/A Airport Park Solutions, LLC and Health Card (12)
10.76    Lease Addendum dated March 10, 2003 between B/A Airport Park Solutions, LLC and Health Card (12)
10.77    Lease Agreement dated November 18, 2002 between Sunbeam Development Corporation and
         NMHCRx Mail Order, Inc. (12)
10.78    Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development
         Corporation and NMHCRx Mail Order, Inc. (12)
10.79    AmerisourceBergen Prime Vendor Agreement, dated July 21, 2003 between NMHCRx Mail Order, Inc.
         d/b/a NMHCMail and AmerisourceBergen Drug Corporation (12)
10.80    Sixth Amendment to Employment Agreement, dated October, 30, 2003, by and between
         National Medical Health Card Systems, Inc. and James J. Bigl (14)
10.81    Release, dated October 30, 2003, by Sandata Technologies, Inc. and Sandsport, Inc. (14)
10.82    Amendment to Lease Agreement, dated as of October 23, 2003, by and among BFS Realty, LLC and National Medical Health Card Systems, Inc. (14)
10.83    Lease Agreement, dated August 1, 2001, between Brodsky Sibling Realty
         Juniper Road, LLC and National Medical Health Card Systems, Inc. (14)
10.84    Lease Agreement (30 Sea Cliff), dated May 1, 2002, between Living in Style, LLC and National Medical Health Card Systems, Inc. (14)
10.85    Amendment to Lease Agreement (30 Sea Cliff), dated as of October 30,
         2003, between Living in Style, LLC and National Medical Health Card
         Systems, Inc. (14)
10.86    Lease Agreement (32 Sea Cliff), dated May 1, 2002, between Living in Style, LLC and National Medical Health Card Systems, Inc. (14)
10.87    Amendment to Lease Agreement (32 Sea Cliff), dated as of October 30,
         2003, between Living in Style, LLC and National Medical Health Card
         Systems, Inc. (14)
10.88    Second Amendment to Employment Agreement, dated October 30, 2003, by and between National Medical Health  Card Systems, Inc. and Bert E. Brodsky (14)
14.      Code of Ethics (12)
21.      List of Subsidiaries (12)
23.1     Consent of Ernst & Young LLP to the incorporation by reference in the
         Registration Statement on Form S-8 (File No. 333-8224) of its report dated
         September 5, 2003 (14)
23.2     Consent of Goldstein Golub Kessler LLP to the incorporation by reference in the
         Registration Statement on Form S-8 (File No. 333-8224) of its report dated August 31, 2003 (14)
31.1     Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2     Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1     Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act
32.2     Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act

(1) Denotes document filed as an Exhibit to Health Card's Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.
(2) Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the fiscal year ended June 30, 1999.
(3) Denotes document filed as an Exhibit to Health Card's Form 8-K for an event dated
July 20, 2000 and incorporated herein by reference.
(4) Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2000.
(5) Denotes document filed as an Exhibit to Health Card's Form 8-K for an event dated March 5, 2001.
(6) Denotes document filed as an Exhibit to Health Card's Report on Form 10-K for the year ended  June 30, 2001.
(7) Denotes document filed as an Exhibit to Health Card's Definitive
Proxy Statement on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.
(8) Denotes document filed as an Exhibit to Health Card's Current Report on Form
8-K for events dated January 29, 2002 and incorporated herein by reference.
(9) Denotes document filed as an Exhibit to Health Card's Amendment number 1 on Form
8-K/A filed with the Securities and Exchange Commission on May 21, 2002 and
incorporated herein by reference.
(10) Denotes document filed as an Exhibit to Health Card's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(11) Denotes document filed as an Exhibit to Health Card's Definitive Proxy Statement
on Schedule 14-A on October 25, 2002 and incorporated herein by reference.
(12) Denotes document filed as an Exhibit to Health Card's Form 10-K for the year ended June 30, 2003.
(13) Denoted document filed as an Exhibit to Health Card's Form 8-K filed on November 13,
2003 and incorporated herein by reference.
(14) Denotes document filed as an Exhibit to Health Card's Form 10-K/A Amendment No. 2
for the fiscal year ended June 30, 2003.

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



                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                  (Registrant)



Date:    February 17, 2004          By:     /s/ James J. Bigl
                                        ----------------------------------
                                                James J. Bigl,
                                                Chief Executive Officer




                                    By:      /s/Stuart F.Fleischer
                                       --------------------------------
                                                Stuart F. Fleischer
                                                Chief Financial Officer

                                                                    EXHIBIT 31.1
                                  CERTIFICATION

I, James J. Bigl, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of National Medical Health Card Systems, Inc. and its Subsidiaries (the "Registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant, and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any changes in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.

     Date: February 17, 2004                            /s/ James J. Bigl
                                                      -------------------------
                                                           James J. Bigl,
                                                        Chief Executive Officer

                                                                   EXHIBIT 31.2
                                  CERTIFICATION

I, Stuart F. Fleischer, Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of National Medical Health Card Systems, Inc. and its Subsidiaries (the "Registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant, and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any changes in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

 Date: February 17, 2004                    /s/ Stuart F. Fleischer
                                            --------------------------------
                                                Stuart F. Fleischer,
                                                Chief Financial Officer

                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of National Medical Health Card Systems, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. Bigl, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ James J. Bigl

James J. Bigl
Chief Executive Officer
Februray 17, 2004

                                                                   EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of National Medical Health Card Systems, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart F. Fleischer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Stuart F. Fleischer

Stuart F. Fleischer
Chief Financial Officer
February 17, 2004