Form 10-Q
period 2003-12-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2004-02-17
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


 (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the quarterly period ended     December 31, 2003
                               ----------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the transition period from                          to
                               ------------------------    --------------------

                        Commission file number 000-26749

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

  Delaware                                              11-2581812
-------------------------------------------------------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

 26 Harbor Park Drive, Port Washington, NY                      11050
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code      (516) 626-0007
                                                   ----------------------------


                                 Not Applicable
                   ------------------------------------------
                     Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate  by  check  whether  the  registration  is  an  accelerated
 filer  (as  defined  in  Rule  12b-2  of  the  Exchange Act.)  Yes    No   X
                                                                  ----    ----
                          ----------------------------

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
Yes                        No
     -------------             -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's Common Stock, as of February 6, 2004 was 7,965,327 shares.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES


                                   INDEX                                                                         Page

                        FORWARD-LOOKING STATEMENTS                                                                3

PART I        -   FINANCIAL INFORMATION                                                                           4
------            ---------------------

ITEM 1        -   CONDENSED FINANCIAL STATEMENTS:                                                                 4

                  CONSOLIDATED BALANCE SHEET as of                                                                4
                  December 31, 2003 (unaudited) and June 30, 2003

                  CONSOLIDATED STATEMENT OF INCOME (unaudited)                                                    5
                  for the three months and six months ended December 31, 2003 and 2002

                  CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)                                                6
                  for the six months ended December 31, 2003 and 2002

                  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                            7

ITEM 2        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                              17
                  CONDITION AND RESULTS OF OPERATIONS

ITEM 3        -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                                                 29
                  MARKET RISK

ITEM 4        -   CONTROLS AND PROCEDURES                                                                        29

PART II       -   OTHER INFORMATION                                                                              31
-------           -----------------

ITEM 1        -   LEGAL PROCEEDINGS                                                                              31

ITEM 2        -   CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      31

ITEM 3        -   DEFAULTS UPON SENIOR SECURITIES                                                                31

ITEM 4        -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            32

ITEM 5        -   OTHER INFORMATION                                                                              32

ITEM 6        -   EXHIBITS AND REPORTS ON FORM 8-K                                                               32


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

                         PART I - FINANCIAL INFORMATION

Item 1 - CONDENSED FINANCIAL STATEMENTS
         NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)



                                                                                        December 31,             June 30,
Assets                                                                                     2003                     2003
                                                                                       ------------              --------
Current:                                                                               (Unaudited)

  Cash and cash equivalents (including cash equivalent investments of $1,189             $ 7,019                   $5,222
            in each period)

  Restricted cash
                                                                                           2,088                    2,383
  Accounts receivable, less allowance for doubtful accounts of $2,366                     65,727                   52,022
             and $2,014, respectively

  Rebates receivable                                                                      20,508                   24,584
  Inventory                                                                                1,814                     -
  Due from affiliates                                                                        274                    4,165
  Deferred tax asset                                                                       2,065                    2,065
  Other current assets                                                                     1,983                    1,714
 --------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                               101,478                   92,155

  Property, equipment and software development costs, net                                  9,683                    8,239
  Intangible assets, net of accumulated amortization of $1,655 and                         2,438                    2,291
  $1,210, respectively
  Goodwill                                                                                57,385                   53,669
  Other assets                                                                               369                      386
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                    $  171,353               $  156,740
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities:

  Accounts payable and accrued expenses                                               $  121,523               $  106,675
  Revolving credit facility and loans payable-current                                      8,778                   15,683
  Current portion of capital lease obligations                                               468                      481
  Due to officer/stockholder                                                                   -                    1,117
  Income taxes payable                                                                     2,015                      629
  Other current liabilities                                                                  155                      137
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                           132,939                  124,722
  Capital lease obligations, less current portion                                            101                      327
  Long term loans payable and other liabilities                                            2,207                    1,020
  Deferred tax liability                                                                   2,245                    2,245
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                   137,492                  128,314
 --------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
Stockholders' Equity:

  Preferred stock $.10 par value; 10,000,000 shares authorized, none outstanding               -                        -
  Common Stock, $.001 par value, 25,000,000 shares authorized, 8,099,997 and
    7,812,907 shares issued, 7,908,997 and 7,621,907 outstanding, respectively                 8                        8

  Additional paid-in-capital                                                              16,597                   15,027

  Retained earnings                                                                       18,000                   14,135

  Treasury stock at cost, 191,000 shares                                                    (744)                    (744)
---------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                           33,861                   28,426
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                                       $  171,353               $  156,740
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

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)




                                                                          Three months ended             Six months ended
                                                                             December 31,                  December 31,
                                                                          2003           2002           2003           2002
                                                                          ----           ----           ----           ----

Revenue (includes co-payments collected of $125, $0, $161 and        $    163,896  $     150,964  $     314,725  $     298,331
  $0, respectively.  Excludes co-payments retained by the
  pharmacies of $50,950, $49,384, $97,519 and $74,332,
  respectively)

Cost of claims (excludes co-payments retained by the                      148,219        139,308        285,533        275,796
  pharmacies of $50,950, $49,384, $97,519 and $74,332,
  respectively)

-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                               15,677         11,656         29,192         22,535

Selling, general and administrative expenses                               11,821          8,677         22,369         17,018
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Operating income                                                            3,856          2,979          6,823          5,517

Other income (expense):
Interest expense                                                             (160)          (311)          (405)          (631)
Interest income                                                                31             71             62            127
Other income, net                                                              42             38             81             77
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                                              (87)          (202)          (262)          (427)
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                    3,769          2,777          6,561          5,090
Provision for income taxes                                                  1,551          1,139          2,696          2,087
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Net income                                                                  2,218  $       1,638  $       3,865  $       3,003
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Earning per common share:
  Basic                                                                      0.29  $        0.22  $        0.50  $        0.40
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
  Diluted                                                                    0.25  $        0.20  $        0.45  $        0.38
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding:
  Basic                                                                     7,764          7,611          7,703          7,568
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
  Diluted                                                                   8,888          8,088          8,681          8,004
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------


      See accompanying condensed notes to consolidated financial statements

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)



                                                                                                Six months ended
                                                                                                  December 31,


                                                                                            2003                   2002
Cash flows from operating activities:
           Net income                                                                   $   3,865               $  3,003
             Adjustments to reconcile net income to net cash
              provided by operating activities:

                Depreciation and amortization                                                2,722                 2,123
                Amortization of deferred gain                                                (212)
                                                                                                                     (77)
                Net gain on disposal of capital assets                                        269                      -
                Provision for doubtful accounts                                               352                    418
                Compensation expense accrued to officer/stockholder                            37                    278
                Interest accrued on stockholders'/affiliate's loans                             -                    (84)
             Changes in assets and liabilities, net of effect from acquisitions:
                Restricted cash                                                               295                    664
                Accounts receivable                                                       (13,168)                   703
                Rebates receivable                                                          4,076                 (7,455)

                Inventory                                                                  (1,275)                     -
                Other current assets                                                         (267)                  (936)
                Due to/from affiliates                                                        (32)                  (273)
                Other assets                                                                  (79)                     5
                Accounts payable and accrued expenses                                       12,716                 5,595
                Income taxes payable and other current liabilities                           1,401                  (462)
                Other long term liabilities                                                  1,398                   275
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   12,098                 3,777
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
             Capital expenditures                                                          (3,928)                  (768)
             Repayment of loan from affiliate                                               2,660                      -
             Repayment of loan from officer                                                   107                      -
             Proceeds from disposal of capital assets                                           -                     22
             Acquisition of Integrail                                                        (16)                 (1,449)
             Acquisition of PAI                                                                -                  (1,000)
             Acquisition of Centrus                                                            -                      (3)
             Acquisition of PPP, net of cash acquired                                      (3,646)                     -
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      (4,823)                (3,198)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
             Proceeds from exercise of stock options                                        1,571                    418
             Repayment of convertible note offering                                          -                    (8,000)
             Proceeds from revolving credit facility                                      400,838                335,650
             Repayment of revolving credit facility                                      (407,726)              (328,542)
             Deferred financing costs                                                          95                     94
             Repayment of debt and capital lease obligations                                 (256)                  (509)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                      (5,478)                  (889)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        1,797                   (310)
Cash and cash equivalents at beginning of period                                            5,222                  1,768
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $  7,019             $    1,458
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

1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc. (the "Company" or "Health Card") and its wholly owned subsidiaries, Pharmacy Associates, Inc. ("PAI"), Interchange PMP, Inc. ("PMP"), Centrus Corporation ("Centrus"), National Medical Health Card IPA, Inc. ("IPA"), Specialty Pharmacy Care, Inc. ("Specialty"), Integrail, Inc. ("Integrail"), NMHCRX Mail Order, Inc. ("Mail Order"), NMHCRX Contracts, Inc. ("Contracts"), Ascend Specialty Pharmacy Services, Inc. (See Note 3) ("Ascend") and PBM Technology Inc. ("PBM Tech"). Also included on a consolidated basis are the accounts of NMHC Funding, LLC ("Funding"), a limited liability company of which the Company and its subsidiaries are the owners of all of the membership interests. Unless the context otherwise requires, references herein to the "Company" or "Health Card" refer to the Company and its subsidiaries, on a consolidated basis. All material inter-company balances and transactions have been eliminated in the consolidation.

     The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of the Company's management, the December 31, 2003 and 2002 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended June 30, 2003. The results of operations for the three and six month periods ended December 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.

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

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                                        Three Months Ended December 31,
                                                              ----------------------------------------------------
                                                              ----------------------------------------------------
                                                                        2003                       2002
                                                                        ----                       ----
     Reported net income                                          $     2,218              $      1,638
     Stock compensation expense included in net                             -                        -
       income
     Pro forma compensation expense                                      (499)                     (413)
       Pro forma net income                                       $     1,719              $      1,225
     Pro forma earnings per share:
       Basic                                                      $      0.22              $       0.16
       Diluted                                                    $      0.19              $       0.15


                                                                         Six Months Ended December 31,
                                                              ----------------------------------------------------
                                                              ----------------------------------------------------
                                                                        2003                       2002
                                                                        ----                       ----
     Reported net income                                          $     3,865               $     3,003
     Stock compensation expense included in net                             -                         -
       income
     Pro forma compensation expense                                      (985)                     (792)
       Pro forma net income                                       $     2,880              $      2,211
     Pro forma earnings per share:
       Basic                                                      $      0.37              $       0.29
       Diluted                                                    $      0.33              $       0.28


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

     The purchase price for the stock of PPP was $3,150. At the time of acquisition, PPP had approximately $1,664 of assets which included $177 of cash, $889 of accounts receivable, $539 of inventory and $59 of property and equipment. PPP also had approximately $1,423 of liabilities which included $609 of bank debt, which was paid off at closing, and $814 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of PPP's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $2,973, which consists of the following components (subject to a final formal valuation of the assets): (i) customer relationships valued at $295, which will be amortized over seven (7) years; (ii) employment and non-compete agreements valued at $100 each, which will be amortized over four (4) years; (iii) the Portland Professional Pharmacy trade name valued at $100 which will be amortized over four (4) years; and (iv) goodwill of $2,378, which will not be amortized for book purposes per SFAS 142. For tax purposes, the Company has made an election which will allow it to amortize the goodwill and other intangibles over fifteen years. In addition, the Company agreed to pay to the PPP Shareholders up to $7,000 over a three-year period if the PPP business achieved certain financial targets. To date, $322 has been earned and accrued.

     In connection with the PPP Acquisition, several members of PPP's management team have joined the Company as employees, and have been granted stock options to purchase an aggregate of 150,000 shares of Common Stock, under the Company's 1999 Stock Option Plan, as amended. As of August 1, 2003, the Company's wholly-owned subsidiary, Ascend Specialty Pharmacy Services, Inc. ("Ascend") acquired all of the shares of PPP. Each of PRXA and PPRX continues to operate under their respective names, as subsidiaries of Ascend, in the state of Maine.

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

     Half of the $1,400 purchase price was paid at the closing directly to the Sellers, and half was deposited into escrow (the "Escrowed Amount") as security for the performance of certain indemnification obligations of the Sellers. The Company acquired approximately $500 of HSL's assets which included $158 of property and equipment, $225 of software, $76 of prepaid expenses, and $41 of accounts receivable. The Company also agreed to assume approximately $500 of liabilities related to Integrail which included $166 of debt under capital leases, $75 of miscellaneous payables, and $259 due to HSL for prior equipment and services provided to Integrail by HSL. The acquisition was accounted for under the purchase method of accounting and the results of Integrail's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $1,719, which consists of the following components: (i) software and company know how valued at $797, which will be amortized over three (3) years; and (ii) goodwill of $922, which will not be amortized for book purposes per SFAS 142. For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. Funds for this transaction were supplied by the Company's revolving credit facility. With the achievement of certain operational milestones for the first 12 months specified in the Agreement, the entire Escrowed Amount was released to the Sellers in November 2003.

     The Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement"), dated as of January 29, 2002, with HSL, HSL Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("Sub"), and the security holders of HSL named therein, pursuant to which the Company agreed to acquire certain assets of HSL relating to the pharmacy benefit management business (PBM) conducted by HSL under the name "Centrus" (the "Centrus Acquisition"). The aggregate purchase price of the Centrus Acquisition was $40,000 in cash. The Company acquired approximately $1,400 of HSL's assets which included $900 of property and equipment and $500 of software. The Company also agreed to assume approximately $1,400 of HSL's liabilities relating to the Centrus business which included $1,100 of rebates due to sponsors, $100 of capital leases, and $200 of miscellaneous payables. The Centrus Acquisition was accounted for under the purchase method of accounting and the results of Centrus' operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $40,672, which consists of the following components: (i) customer relationships valued at $2,415, which will be amortized over five (5) years; (ii) an employment agreement valued at $83, which will be amortized over two (2) years: (iii) non-compete contracts valued at $76, which will be amortized over four (4) years; and (iv) goodwill of $38,098 which will not be amortized for book purposes per SFAS 142. For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. In addition, the Company has agreed to pay HSL as additional purchase price up to $4,000 over a period of three (3) years if the acquired Centrus business achieves certain financial performance targets during the two-year period following the Closing. The financial performance targets were achieved during the first year and $2,000 has been earned. Of this amount, $1,000 was paid in May 2003 and another $1,000 will be paid in May 2004. As of the current date, it appears, subject to final adjustments, that the minimum performance targets for the second year will be achieved during the second year which would obligate the Company to pay up to a maximum of an additional $1,000 in May 2004 and $1,000 in May 2005.

     On January 29, 2002, the Company and certain of its subsidiaries entered into a $40,000 secured revolving credit facility (the "Facility") with HFG Healthco-4 LLC, a specialty finance company. In connection with the Facility, the Company and certain of its subsidiaries have agreed to transfer, on an on-going basis, their accounts receivable to Funding. Funding utilizes those receivables as collateral to secure borrowings under the Facility. The Facility has a three year term, provides for borrowings of up to $40,000 at the London InterBank Offered Rate (LIBOR) plus 2.40% (3.52% at December 31, 2003) and is secured by receivables and other assets of the Company and certain of its subsidiaries as defined. Borrowings of $28,700 under the Facility were used to finance part of the purchase price of the Centrus Acquisition and will also be used by the Company and certain of its subsidiaries for working capital purposes and future acquisitions in support of its business plan. The outstanding balance as of December 31, 2003 was approximately $8,774, which was all classified as short term debt. The Facility requires the Company to remain in compliance with certain financial and other covenants. The financial maintenance covenants include: 1) consolidated net worth (total assets less total liabilities), 2) consolidated tangible net worth (consolidated net worth less intangible assets),
3) quarterly EBITDA, 4) accounts receivable turnover (revenue divided by accounts receivable), 5) debt to consolidated net worth, 6) current assets to current liabilities, 7) consolidated interest coverage ratio (EBITDA less capital expenditures divided by interest expense, 8) annual capital expenditures, and 9) debt service coverage (EBITDA divided by interest expense plus short term debt excluding borrowings under the Facility). Other covenants under the Facility restrict the Company's ability to pay dividends, incur senior debt, and sell assets other than in the ordinary course. The Company was in compliance with all covenants at December 31, 2003.

The summarized unaudited pro forma results of operations set forth below for the three and six months ended December 31, 2003 and 2002 assumes the Integrail and PPP acquisitions had occurred as of the beginning of these periods.


                                                            Three Months Ended                Three Months Ended
                                                            December 31, 2003                 December 31, 2002
                                                            -----------------                 -----------------
 Revenue                                               $           163,896                 $           154,881
 Net income (loss)                                     $             2,218                 $             1,325
 Net income per common share:
   Basic                                               $              0.29                 $              0.17
   Diluted                                             $              0.25                 $              0.16
 Pro forma weighted-average number of
  common shares outstanding:
   Basic                                                             7,764                               7,611
   Diluted                                                           8,888                               8,088


                                                             Six Months Ended                  Six Months Ended
                                                            December 31, 2003                 December 31, 2002
                                                            -----------------                 -----------------
 Revenue                                               $           316,064                 $           305,499
 Net income (loss)                                     $             3,840                 $             1,292
 Net income per common share:
   Basic                                               $              0.50                 $              0.17
   Diluted                                             $              0.44                 $              0.16
 Pro forma weighted-average number of
  common shares outstanding:
   Basic                                                             7,703                               7,568
   Diluted                                                           8,681                               8,004

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

     The change in the carrying amount of goodwill for the six months ended December 31, 2003 is as follows:

Balance as of July 1, 2003                                    $         53,669

PPP acquisition                                                          2,378
PPP additional consideration earned                                        322
Centrus additional consideration earned                                  1,000
Integrail final valuation                                                   16

                                                              -----------------
                                                              -----------------
Balance as of December 31, 2003                               $         57,385

Approximately $49,512 of the Company's December 31, 2003 goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

4. STOCK OPTIONS

     During the six months ended December 31, 2003, the Company granted 494,671 stock options and 83,739 stock options were cancelled for a net of 410,932 stock options under the 1999 Stock Option Plan (the "Plan"). The options granted during this period are exercisable at prices ranging from $9.75 to $21.13 and terminate five to ten years from the grant date. The total number of shares of common stock reserved by the Company for issuance under the Plan is 2,850,000 plus an indeterminable number of shares of common stock issuable pursuant to the anti-dilution provisions of the Plan or upon the exercise of "reload options." There are no options outstanding that contain the "reload" provision. Shares issuable pursuant to options granted under the Plan as of December 31, 2003 equal 2,149,736, net of 619,226 options exercised to date.


5. EARNINGS PER SHARE

A reconciliation of shares used in calculating basic and diluted earnings per share follows:



                                                                                 Three Months Ended December 31,
                                                                             -------------------------------------

                                                                                        2003               2002
                                                                                        ----               ----
   Basic                                                                             7,764,485          7,610,907
   Effect of assumed exercise of employee stock options                              1,083,754            476,908
   Effect of assumed exercise of warrants                                               40,154                 -
                                                                                    ----------          ---------
   Diluted weighted average number of shares outstanding                             8,888,393          8,087,815
                                                                                    ==========          =========

                                                                                 Six Months Ended December 31,
                                                                             -------------------------------------
                                                                                        2003                2002
                                                                                        ----                ----
   Basic                                                                             7,702,690          7,567,673
   Effect of assumed exercise of employee stock options                                935,378            435,862
   Effect of assumed exercise of warrants                                               42,558                 -
                                                                                    ----------          ---------
   Diluted weighted average number of shares outstanding                             8,680,626          8,003,535
                                                                                    ==========          =========

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                                          December 31,              June 30,
                                                                              2003                    2003
                                                                          -----------             -----------
Claims payable                                                           $     82,966           $    76,195
Rebates payable to sponsors                                                    31,228                24,082
Trade payables, accrued expenses and other payables                             7,329                 6,398
                                                                              -------               -------
                                                                         $    121,523           $   106,675
                                                                              =======               =======

7. RELATED PARTY TRANSACTIONS

     As of January 1, 2002, the Company had eliminated the majority of its historical related party service transactions with the exception being rent and some administrative services. For the periods presented, certain general, administrative and other expenses reflected in the financial statements include allocations of certain corporate expenses from affiliates, which management believes were made on a reasonable basis.

     General and administrative expenses related to transactions with affiliates included in the statement of income were $235 for the three months ended
December 31, 2003 and $223 for the three months ended December 31, 2002. Included in the statement of income for the six months ended December 31, 2003 and 2002 were general and administrative expenses related to transactions with affiliates of $478 and $520, respectively.

     Due from affiliates at June 30, 2003 included a note from a company affiliated by common ownership. As of December 31, 2003, the entire balance due from this affiliate, including accrued interest, was paid. This note bore interest at 8.5% per annum, payable quarterly. The note was collateralized by 1,022,758 shares of $.001 par value common stock of the Company registered in the name of the Company's Chairman of the Board and was secured by his personal guarantee.

     On February 8, 2001, the President gave to the Company his Promissory Note in the amount of $34 as evidence of the loan. On April 12, 2002, the Promissory Note was amended and the Company agreed to increase the loan to $100. The loan bears interest at 8%, and was due on April 25, 2003. The interest rate was lowered effective July 1, 2002 to the rate at which the Company borrows money. The repayment obligation under the Promissory Note, including accrued interest has been satisfied through a set-off from the bonus paid to the President in July 2003 as part of his annual compensation.

     In connection with a potential bonus, to be earned pursuant to an employment agreement dated September 30, 2002, between the president of the Company's mail order operations and the Company, the Company loaned him $250 as an advance against the potential bonus. The loan was evidenced by a promissory note made in favor of the Company. The loan bore an interest rate of 9% and was due and payable on September 30, 2003 in the event the bonus was not earned. A bonus has been paid and the loan repaid as of January 2004.

     The Company currently occupies office space at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Leased Premises"). The Company subleases the Leased Premises from an affiliate of the Chairman of the Board (the "Affiliate"). The Affiliate has the right to purchase the Leased Premises from the landlord upon expiration of this lease in March 2005 for a purchase price of $1. The Affiliate subleases a portion of the Leased Premises to the Company (the "Lease"). Additional space is currently being built in the Leased Premises which will allow the Company to reconfigure its existing space and to move all of its employees in Port Washington into contiguous space. As of October 23, 2003, the Company and the Affiliate amended the Lease. Effective when the space is ready for occupancy, the Company will lease additional square footage in the Leased Premises. The total square footage leased by the Company at that time will be 34,270. The annual rent will then be $531 per annum plus expenses related to real estate taxes, utilities and maintenance which are paid directly to the entities to whom payment must be made. Annual rent increases will be based upon the Consumer Price Index plus 2.5% subject to a maximum annual cap of 3.5%. The lease expires on December 31, 2013. In addition, the Company has early termination rights which it may exercise by delivery of a notice to the landlord 60 days prior to the end of the December 31, 2008 lease year. In consideration of such early termination rights, the Company would pay to the Affiliate the rent that would otherwise be payable by the Company to the Affiliate for the succeeding 30 months, subject to adjustments if the Affiliate is able to lease the Leased Premises to another party during said 30 month period. Leasehold improvements made to this facility were $1,214 during the six months ended December 31, 2003.

8. MAJOR CUSTOMERS AND PHARMACIES

     For the three and six months ended December 31, 2003, approximately 39% and 40%, respectively, of the consolidated revenue of the Company was from two plan sponsors, MVP Health Plan, Inc. and Boston Medical Center HealthNet,
administering multiple plans. For the three and six months ended December 31, 2002 approximately 46% and 42%, respectively, of the consolidated revenue of the Company was from two plan sponsors administering multiple plans. Amounts due from these sponsors as of December 31, 2003 approximated $11.4 million.

     For the three months ended December 31, 2003 approximately 46% of cost of claims was from three pharmacy chains. For the three months ended December 31, 2002, approximately 50% of the cost of claims were from three pharmacy chains. For the six months ended December 31, 2003 approximately 33% of cost of claims was from three pharmacy chains. For the six months ended December 31, 2002, approximately 49% of the cost of claims were from three pharmacy chains. Amounts payable to the three pharmacy chains at December 31, 2003 were approximately $23.2 million.

9. SUPPLEMENTAL CASH FLOW INFORMATION

     During the six months ended December 31, 2003 and December 31, 2002, the Company paid $405 and $631 in interest and $1,308 and $1,506 in income taxes, respectively. In a non-cash transaction, the Company issued 41,668 shares of its common stock, valued at $250, as additional compensation to the shareholders of PAI in August 2002.

10.      LITIGATION

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plan Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The amended complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached its fiduciary duties by making a profit. MHP is seeking $3 million dollars in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2.8 million based on Midwest's failure to pay under a contract. In late June 2002, Midwest agreed to make two payments in the amount of $1.34 million and $1.36 million to partially settle the Company's claims against Midwest. Midwest has now added a fiduciary duty claim. The Company continues to have counterclaims totaling over $200,000 against Midwest for Midwest's failure to pay the amounts it had agreed to pay Health Card for goods and services. The Company's motion for partial summary judgment and motion to dismiss the fiduciary duty claim is currently scheduled to be heard in February, 2004. The court has not set a trial date. Discovery closed September 30, 2003. The Company intends to vigorously defend the action. The Company is unable to provide an estimate of any particular loss, if any, which may be associated with the MHP claims.

11. RECENT DEVELOPMENTS

     The Company entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the "purchase agreement"). Pursuant to the purchase agreement, the Company agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of series A preferred stock at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80,000. Once certain conditions have been met or waived, including receipt of certain stockholder approvals sought by a definitive proxy statement to be distributed to the Company's stockholders, the Company will be obligated to complete the sale of the series A preferred stock to New Mountain Partners and to use approximately $50,000 of the proceeds of the sale of the series A preferred stock to fund the purchase price for a tender offer for up to 4,545,455 shares of the Company's outstanding common stock at $11.00 per share. Bert Brodsky, the chairman of the board of directors, and certain stockholders related to him, currently hold (assuming the exercise of 330,000 options and warrants held by Mr. Brodsky), in the aggregate, approximately 60% of the Company's outstanding common stock and have agreed to tender 4,448,900 shares, or approximately 54% of the Company's outstanding common stock, held by them, into the tender offer.

     If the tender offer is fully subscribed by the Company's stockholders and assuming the exercise of 330,000 options and warrants held by Mr. Brodsky, after the tender offer is completed, New Mountain Partners will own securities that are initially convertible into approximately 65% of the Company's issued and outstanding common stock and prior to conversion of the series A preferred stock will be entitled to cast that number of votes that is equal to approximately 61% of the Company's aggregate voting power. Following the closing of the sale of the series A preferred stock and the tender offer (collectively, the "Contemplated Transactions"), New Mountain Partners will initially be entitled to nominate and elect 60% of the members of the Company's board of directors.

     The Company will primarily use the remaining proceeds from the issuance and sale of the series A preferred stock of approximately $22 million, excluding expenses related to the closing of the Contemplated Transactions, for potential acquisitions and working capital purposes. However, except under certain circumstances, the Company will be prohibited from using such proceeds to pay any outstanding amounts due under the Company's outstanding credit facility for six months following the closing of the Contemplated Transactions.

     The preferred stock will provide for an initial annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary of issuance. The preferred stock will be convertible into common stock at a price of $11.50 per share of common stock, or an aggregate of approximately 7 million shares of the Company's common stock.

     The series A preferred stock may be redeemed at the Company's option subsequent to the fourth anniversary of its issuance, subject to certain conditions. After the tenth anniversary of the issuance of the series A preferred stock, each holder of shares of series A preferred stock may require the Company to redeem all or a part of that holder's shares of series A preferred stock.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended December 31, 2003
Compared to Three Months Ended December 31, 2002

     Revenue increased $12.9 million, or approximately 9%, from $151.0 million for the three months ended December 31, 2002, to $163.9 million for the three months ended December 31, 2003. Revenue recognized for contracts recorded on a gross revenue basis was $150.7 million for the three months ended December 31, 2002 and $163.4 million for the three months ended December 31, 2003. Revenue recognized for contracts recorded on a net revenue basis was $0.3 million for the three months ended December 31, 2002 and $0.5 million for the three months ended December 31, 2003. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. Health Card includes in revenue only those co-payments collected in its mail order facility in Miramar, Florida. For the three months ended December 31, 2003, there was approximately $125,000 of co-payments included in revenue versus zero for the three months ended December 31, 2002. Co-payments retained by pharmacies on prescriptions filled for Health Card's members and not included in Health Card's revenue were $51.0 million and $49.4 million, for the three months ended December 31, 2003 and 2002, respectively.

     Of the $12.9 million increase in revenue in the three months ended December 31, 2003, $4.5 million was due to the inclusion of PPP which was included in the revenue for the quarter ended December 31, 2003, but not in the quarter ended December 31, 2002. Another approximate $28.3 million of the increase was due to revenue related to new sponsors or new services offered during the quarter ended December 31, 2003 excluding contracts recorded on a net revenue basis. An additional increase of approximately $23.6 million was attributable to other existing sponsors related to, among other things, higher costs for pharmaceuticals, availability of new drugs, plan participant growth and an increase in the average number of claims per plan participant, as well as changes in the amount of rebates retained and other miscellaneous revenue items. These revenue increases were offset by revenue decreases related to: 1) the termination of existing customer contracts including a major sponsor, which terminated its contract with Health Card effective December 31, 2002, leading to a reduction in revenue of approximately $41.1 million, and 2) the Company recognized on a net revenue basis one contract during the three months ended December 31, 2003 that was recognized on a gross revenue basis for one month during the three months ended December 31, 2002. Due to a change in contract terms effective November 1, 2002, this customer's revenue was recognized on a net basis from that point. The revenue impact of this change was a reduction in gross revenue of approximately $2.4 million.

     Cost of claims increased $8.9 million, or approximately 6%, from $139.3 million for the three months ended December 31, 2002, to $148.2 million for the three months ended December 31, 2003. PPP accounted for $3.7 million of the increase. Increases in cost of claims totaling approximately $48.3 million related to the activity of new sponsors as well as the growth in existing sponsors were offset by the factors described in the previous paragraph, namely, the loss of sponsors which reduced cost of claims by approximately $39.4 million and the recognizing of a certain contract on a net revenue basis which reduced cost of claims by approximately $2.4 million. In addition, cost of claims was reduced by the fact that there was an increase of $1.3 million in gross rebates received, which is treated as a reduction in cost of claims. As a percentage of revenue, cost of claims decreased from 92.3% to 90.4% for the three months ended December 31, 2002 and December 31, 2003, respectively. These same factors contributed to the declining costs as a percentage of revenue. The terminated major sponsor is a managed care organization. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. While not all of the revenue associated with this sponsor was replaced by new business, the new business, for the most part was not managed care, so consequently the cost of claims on the new business was lower than on the business it replaced. In addition, the contracts recognized on a net revenue basis decreased the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis. The acquisition of PPP in July 2003 also had an impact in reducing the cost of claims as specialty pharmacy distribution typically generates lower cost of claims than a PBM.

     Gross profit increased from $11.7 million for the three months ended December 31, 2002 to $15.7 million for the three months ended December 31, 2003; a $4.0 million, or 34.5%, increase. In addition to PPP adding approximately $800,000 to gross profit, the replacement of the terminated major sponsor with new greater margin business led to greater gross profits for the Company,. Gross profit, as a percentage of revenue, increased from 7.7% to 9.6% for the three months ended December 31, 2002 and December 31, 2003, respectively. The contracts the Company recognizes on a net revenue basis have the effect of improving the Company's gross margin as a percentage of revenue due to the fact that recorded revenue and cost is lower since only the administrative fees related to these contracts are recorded. Competitive pressures which have led to a decline in some prices that the Company charges its sponsors, have had the effect of partially offsetting the increases in gross margin described above.

     Selling, general, and administrative expenses increased $3.1 million, or approximately 36%, from $8.7 million for the three months ended December 31, 2002 to $11.8 million for the three months ended December 31, 2003. Approximately $2.1 million, or 71%, of this increase in selling, general, and administrative expenses is related to new entities which were part of the Company in the three months ended December 31, 2003 which were not part of the Company during all of the three months ended December 31, 2002. The services provided by these entities include specialty pharmacy distribution through the Company's acquisition of PPP as of July 31, 2003 (see Note 3 of Item 1), predictive modeling and consulting services through the Company's acquisition of Integrail as of November 1, 2002 (see Note 3 of Item 1), and mail order distribution through the Company's owned facility in Miramar, Florida as of July, 2003. The major components of the $2.1 million increase in expenses related to new services was: 1) salaries and benefits - approximately $822,000,
2) postage and supplies - approximately $174,000, 3) equipment rental - approximately $165,000, and 4) depreciation and amortization - approximately $152,000.

     General and administrative expenses charged by affiliates increased approximately $12,000, or 5%, year-over-year from approximately $223,000 to approximately $235,000 for the three months ended December 31, 2002 and December 31, 2003, respectively. The increase reflects escalations on existing rental properties rather than an increase in services provided.

     Selling, general, and administrative expenses as a percent of revenue increased from 5.7% for the three months ended December 31, 2002 to 7.2% for the three months ended December 31, 2003. The main reason for the increase is the impact of recognizing more contracts on a net revenue basis, as that has the effect of dividing these same expenses over a smaller gross revenue base. In addition, the three new services described above also led to an increase in this percentage, particularly mail order which led to an increase of 0.7% due to the fact that resources were required to be hired in advance of the revenue.

     For the three months ended December 31, 2002 and December 31, 2003, the Company recognized other expense, net, of approximately $202,000 and $87,000, respectively. The components of the approximate $115,000 decrease in net expense were an approximate $151,000 decrease in interest expense incurred on the Company's revolving credit facility (See Note 3 of Item 1) and an approximate $4,000 increase in other income related to the amortization of a deferred gain on a sale leaseback. These increases were partially offset by an approximate $40,000 decrease in interest income due to the affiliated company note being repaid as of July 31, 2003 (See Note 7 of Item 1). The decrease in interest expense is primarily due to the Company's increased cash generated from operations and the fact that interest rates on the Company's revolving credit facility have declined year over year.

     Income before the provision for income taxes increased approximately $1.0 million, or 36%, from approximately $2.8 million, for the quarter ended December 31, 2002, to approximately $3.8 million for the quarter ended December 31, 2003. The primary factors leading to the increase were the gross profit increase described above and the reduction in interest expense offset by the increase in selling, general and administrative expenses related to the new activities.

     The effective tax rate was approximately 41% for both periods presented. The tax rate of 41% represents the Company's estimated tax rate for the full fiscal year.

     Net income for the quarter ended December 31, 2003 was approximately $2.2 million as compared to approximately $1.6 million for the quarter ended December 31, 2002; a 35% increase. Earnings per diluted share increased by $0.05, to $0.25 for the quarter ended December 31, 2003.


Six Months Ended December 31, 2003
Compared to Six Months Ended December 31, 2002

     Revenue increased $16.4 million, or approximately 6%, from $298.3 million for the six months ended December 31, 2002, to $314.7 million for the six months ended December 31, 2003. Revenue recognized for contracts recorded on a gross revenue basis was $297.8 million for the six months ended December 31, 2002 and $313.6 million for the six months ended December 31, 2003. Revenue recognized for contracts recorded on a net revenue basis was $0.5 million for the six months ended December 31, 2002 and $1.1 million for the six months ended December 31, 2003. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. Health Card includes in revenue only those co-payments collected in its mail order facility. For the six months ended December 31, 2003, there was approximately $161,000 of co-payments included in revenue versus zero for the six months ended December 31, 2002. Co-payments retained by pharmacies on prescriptions filled for Health Card's members and not included in Health Card's revenue were $97.5 million and $74.3 million, for the six months ended December 31, 2003 and 2002, respectively.

     Of the $16.4 million increase in revenue in the six months ended December 31, 2003, $7.3 million was due to the inclusion of PPP which was included in the revenue for the six months ended December 31, 2003, but not in the six months ended December 31, 2002. Another approximate $51.2 million of the increase was due to revenue related to new sponsors or new services offered during the six months ended December 31, 2003 excluding contracts recorded on a net revenue basis. An additional increase of approximately $67.7 million was attributable to other existing sponsors related to, among other things, higher costs for pharmaceuticals, availability of new drugs, plan participant growth and an increase in the average number of claims per plan participant, as well as changes in other miscellaneous revenue items. These revenue increases were offset by revenue decreases related to: 1) the termination of existing customer contracts including a major sponsor, which terminated its contract with Health Card effective December 31, 2002, leading to a reduction in revenue of approximately $97.3 million, 2) the Company recognized on a net revenue basis one contract during the six months ended December 31, 2003 that was recognized on a gross revenue basis for four months during the six months ended December 31, 2002. Due to a change in contract terms effective November 1, 2002, this customer's revenue was recognized on a net basis from that point. The revenue impact of this change was a reduction in gross revenue of approximately $9.2 million, and 3) rebates payable to the Company's sponsors increased by $3.3 million for the six months ended December 31, 2003 as compared to the six months ended December 31, 2002. Since these rebates are treated as a reduction in revenue, this led to a reduction in the overall year-over-year revenue increase.

     Cost of claims increased $9.7 million, or approximately 4%, from $275.8 million for the six months ended December 31, 2002, to $285.5 million for the six months ended December 31, 2003. PPP accounted for $6.0 million of the increase. Increases in cost of claims totaling approximately $110.1 million related to the activity of new sponsors as well as the growth in existing sponsors were offset by the factors described in the previous paragraph, namely, the loss of sponsors which reduced cost of claims by approximately $92.6 million and the recognizing of a certain contract on a net revenue basis which reduced cost of claims by approximately $9.2 million. In addition, cost of claims was reduced by the fact that there was an increase of $4.6 million in gross rebates received, which is treated as a reduction in cost of claims. As a percentage of revenues, cost of claims decreased from 92.4% to 90.7% for the six months ended December 31, 2002 and December 31, 2003, respectively. These same factors contributed to the declining costs as a percentage of revenue. The terminated major sponsor is a managed care organization. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. While not all of the revenue associated with this sponsor was replaced by new business, the new business, for the most part was not managed care, so consequently the cost of claims on the new business was lower than on the business it replaced. In addition, the contracts recognized on a net revenue basis decrease the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis. The acquisition of PPP in July 2003 also had an impact in reducing the cost of claims as specialty pharmacy distribution typically generates lower cost of claims than a PBM.

     Gross profit increased from $22.5 million for the six months ended December 31, 2002 to $29.2 million for the six months ended December 31, 2003, a $6.7 million, or 29.5%, increase. In addition to PPP adding $1.3 million to gross profit, the replacement of the terminated major sponsor with new greater margin business led to greater gross profits for the Company. Gross profit, as a percentage of revenue, increased from 7.6% to 9.3% for the six months ended December 31, 2002 and December 31, 2003, respectively. The contracts the Company recognizes on a net revenue basis have the effect of improving the Company's gross margin as a percentage of revenue due to the fact that recorded revenue and cost is lower since only the administrative fees related to these contracts are recorded. Competitive pressures which have led to a decline in some prices that the Company charges its sponsors has had the effect of partially offsetting the increases in gross margin described above.

     Selling, general, and administrative expenses increased $5.4 million, or approximately 31%, from $17.0 million for the six months ended December 31, 2002 to $22.4 million for the six months ended December 31, 2003. Approximately $4.1 million, or 78%, of this increase in selling, general, and administrative expenses is related to new entities which were part of the Company in the six months ended December 31, 2003 which were not part of the Company during all of the six months ended December 31, 2002. The services provided by these entities include specialty pharmacy distribution through the Company's acquisition of PPP, predictive modeling and consulting services through the Company's acquisition of Integrail, and mail order distribution through the Company's owned facility in Miramar, Florida. The major components of the $4.1 million increase in expenses related to new services was: 1) salaries and benefits - approximately $1,643,000, 2) postage and supplies - approximately $315,000, 3) equipment rental - approximately $184,000, 4) travel and entertainment - approximately $184,000, and 5) depreciation and amortization - approximately $227,000.

     Of the remaining approximate 22% increase in selling, general and administrative expenses during the six months ended December 31, 2003, the majority of the increase is related to the increased revenue and volume in the PBM. Salary and benefits related to new hires, temporary help, travel and entertainment, and commissions to internal sales people as well as external brokers have all increased year over year due to the increased volume of activity.

     General and administrative expenses charged by affiliates decreased approximately $42,000, or 8%, year-over-year from approximately $520,000 to approximately $478,000 for the six months ended December 31, 2002 and December 31, 2003, respectively. The decrease reflects the fact that these related party services are continuing to be replaced by Company employees.

     Selling, general, and administrative expenses as a percent of revenue increased from 5.7% for the six months ended December 31, 2002 to 7.1% for the six months ended December 31, 2003. The main reason for the increase is the impact of recognizing more contracts on a net revenue basis, as that has the effect of dividing these same expenses over a smaller gross revenue base. In addition, the three new services described above also led to an increase in this percentage particularly mail order which led to an increase of 0.6% due to the fact that resources were required to be hired in advance of the revenue.

     For the six months ended December 31, 2002 and December 31, 2003, the Company recognized other expense, net, of approximately $427,000 and $262,000, respectively. The components of the approximate $165,000 decrease in net expense were an approximate $226,000 decrease in interest expense incurred on the Company's revolving credit facility (See Note 3 of Item 1) and an approximate $4,000 increase in other income related to the amortization of a deferred gain on a sale leaseback. These increases were partially offset by an approximate $65,000 decrease in interest income due to the affiliated company note being repaid as of July 31, 2003 (See Note 7 of Item 1). The decrease in interest expense is primarily due to the Company's increased cash generated from operations and the fact that interest rates on the Company's revolving credit facility have declined year over year.

     Income before the provision for income taxes increased approximately $1.5 million, or 29%, from approximately $5.1 million, for the six months ended December 31, 2002, to approximately $6.6 million for the six months ended December 31, 2003. The primary factors leading to the increase were the gross profit increase described above and the reduction in interest expense offset by the increase in selling, general and administrative expenses related to the new activities.

     The effective tax rate was approximately 41% for both periods presented. The tax rate of 41% represents the Company's estimated tax rate for the full fiscal year.

     Net income for the six months ended December 31, 2003 was approximately $3.9 million as compared to approximately $3.0 million for the six months ended December 31, 2002; a 29% increase. Earnings per diluted share increased by $0.07, to $0.45 for the six months ended December 31, 2003.

Liquidity and Capital Resources

     The Company's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. Effective July 2003, the Company also requires cash to carry inventory in its mail order and specialty pharmacy facilities. The Company also requires cash to execute its strategy of pursuing acquisitions of other PBM companies or of companies providing related services. As of December 31, 2003, the Company had a working capital deficit of $31.5 million as compared to a working capital deficit of $32.6 million as of June 30, 2003. The primary reason for the improvement in working capital was the profitability generated by the Company during the six months ended December 31, 2003. This improvement was achieved even after the $3.6 million in cash paid for the acquisition of PPP and the $1.3 million current liability incurred for additional consideration to be paid in connection with the Centrus and PPP acquisitions. These transactions increased goodwill and other intangible assets which are long-term assets, while decreasing working capital. The Company has now acquired five companies since July 2000 utilizing primarily cash. This has had the effect of increasing the Company's working capital deficits until sufficient profitability is generated to pay back the cost of the acquisitions. In addition, the Company's revolving credit facility is treated all as a short-term liability per generally accepted accounting principles even though its terms do not expire until January 2005.

     Net cash provided by operating activities was $12.1 million for the six months ended December 31, 2003. Net cash provided by operating activities was $3.8 million for the six months ended December 31, 2002. The main factor that led to the $8.3 million increase in cash provided by operations was the $7.1 million increase in the change in accounts payables and accrued expenses.

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

     Net cash used in investing activities was $4.8 million for the six months ended December 31, 2003, as compared to $3.2 million for the six months ended December 31, 2002. The primary differences in the two periods were the acquisition of PPP and the repayment of affiliate loans in the period ended December 31, 2003, and a $3.2 million increase in capital expenditures for the six months ended December 31, 2003 as compared to the six months ended December 31, 2002. The net cash outlay for PPP was $3.6 million, representing the initial payment of $3.2 million to the Sellers, $609,000 to pay off PPP's bank debt plus $64,000 of related expenses. Cash in the amount of approximately $177,000 was assumed in the acquisition. In addition, $322,000 has been accrued as additional purchase price related to an earn-out provision.

     During the six months ended December 31, 2003 the Company repaid a net of approximately $6.9 million under its revolving credit facility. The repayment of the affiliated note plus the increased profitability and related cash flow enabled the Company to borrow less during the six months.

     On January 29, 2002, the Company entered into a $40 million revolving credit facility (the "Facility"), details of which are set forth in Note 3 to the financial statements in Part 1. Borrowings of $28.7 million under the Facility were used to finance part of the purchase price of the Company's acquisition of Centrus. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios. As of February 4, 2004, approximately $7.2 million was outstanding under the Facility, and the Company was in compliance with its financial covenants.

     Three of these financial covenants are based upon the EBITDA (earnings before interest, taxes, depreciation and amortization) generated by the Company over specified periods of time. These covenants, EBITDA for the current fiscal quarter, interest coverage ratio, and debt service coverage for the previous twelve months, are evaluated by the Lender as a measure of the Company's liquidity and its ability to meet all of its obligations under the Facility. EBITDA is presented as cash flow from operations plus or minus the net changes in assets and liabilities and the changes in certain non-cash reconciling items from net cash from operations to net income over the reported periods. While EBITDA is not a measure of financial performance nor liquidity under generally accepted accounting principles, it is provided as information for investors for analysis purposes in light of the financial covenants referred to above. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with accounting principles generally accepted in the United States. EBITDA, which increased by approximately $1.9 million or 25%, from $7.6 million for the six months ended December 31, 2002 to $9.5 million for the six months ended December 31, 2003, is calculated as follows (see Consolidated Statement of Cash Flows comprising Item 1 hereof for more details):



                                                     Six Months Ended December 31,
                                                   2003                      2002
                                         ------------------------- --------------------------
                                         ------------------------- --------------------------
Cash flow from operations                        $   12,098                $   3,777
Provision for income taxes                            2,696                    2,087
Other (income) expense, net                             262                      427
Net change in assets and liabilities                 (5,064)                   1,884
Non-cash  items to  reconcile  net cash                (446)                    (535)
from operations to net income
                                         ------------------------- --------------------------
                                         ------------------------- --------------------------
EBITDA                                            $   9,546                $   7,640
                                         ========================= ==========================

     The Company has entered into various capital lease transactions for hardware and software. The Company has also assumed various capital leases through its acquisitions. The principal balance of all capital leases as of December 31, 2003 was approximately $569,000.

     The Company has entered into various real estate operating leases with both related and unrelated parties. The Company has entered into various operating leases and a sale-leaseback with unrelated third parties for office equipment. These leases have different payment terms and expiration dates. The Company also entered into a sale-leaseback operating lease of certain fixed assets (principally computer hardware and externally developed software) with an affiliate of the Company's Vice Chairman. See Note 9 to the Consolidated Financial Statements comprising Item 8 of Form 10 -K, for the year ended June 30, 2003 for a further description of these various leases.

The total future payments under these contractual obligations as of December 31, 2003, is as follows:


Contractual Obligations                                          Payments Due by Period
                                                                    ($ in thousands)

                                          Total           Less than         1-3 Years          3-5            After
                                                           1 Year                             Years          5 Years
                                        -----------     --------------      ----------      ----------      ----------
                                        -----------     --------------      ----------      ----------      ----------
Long Term Debt                       $       8,778  $           8,778  $            -  $            -  $            -
Capital Lease Obligations                      569                468             101               -               -
Operating Leases                            12,495              3,040           4,812           2,424           2,219
Sale-leasebacks                                790                510             280               -               -
                                        -----------     --------------      ----------      ----------      ----------
                                        -----------     --------------      ----------      ----------      ----------
   Total Contractual Cash
        Obligations                  $      22,632  $          12,796  $        5,193  $        2,424  $        2,219
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

     The   shareholders   of  Centrus  are   eligible   to  receive   additional
consideration of up to $4,000,000, payable over three years, if certain financial targets are met over the first two years after acquisition. The financial performance targets were achieved during the first year and $2 million has been earned. Of this amount, $1 million was paid in May 2003 and another $1 million will be paid in May 2004. As of the current date, it appears, subject to final adjustments, that the minimum performance targets for the second year will be achieved during the second year which would obligate the Company to pay up to a maximum of an additional $1,000 in May 2004 and $1,000 in May 2005.

     The shareholders of PPP are eligible to receive additional consideration of up to $7,000,000, if certain financial targets are met over the first three years. Such amounts earned are payable within 45 days after the first, second, and third anniversary of the date of acquisition. In the sole discretion of the Company, up to 50% of any amounts earned can be paid in the Company's stock in lieu of cash. To date, $321,988 has been earned and accrued as additional purchase price.

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


     The Company entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the "purchase agreement"). Pursuant to the purchase agreement, the Company agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of series A preferred stock at a purchase price of $11.50 per share, for aggregate proceeds of $80,000,003. Once certain conditions have been met or waived, including receipt of certain stockholder approvals sought by a definitive proxy statement to be distributed to the Company's stockholders, the Company will be obligated to complete the sale of the series A preferred stock to New Mountain Partners and to use approximately $50 million of the proceeds of the sale of the series A preferred stock to fund the purchase price for a tender offer for up to 4,545,455 shares of the Company's outstanding common stock at $11.00 per share. Bert Brodsky, the chairman of the board of directors, and certain stockholders related to him, currently hold, in the aggregate, approximately 60% of the Company's outstanding common stock and have agreed to tender 4,448,900 shares, or approximately 54% of the Company's outstanding common stock, held by them, into the tender offer.

     If the tender offer is fully subscribed by the Company's stockholders, after the tender offer is completed, New Mountain Partners will own securities that are initially convertible into approximately 65% of the Company's issued and outstanding common stock and prior to conversion of the series A preferred stock will be entitled to cast that number of votes that is equal to approximately 61% of the Company's aggregate voting power. Following the closing of the sale of the series A preferred stock and the tender offer (collectively, the "Contemplated Transactions"), New Mountain Partners will initially be entitled to nominate and elect 60% of the members of the Company's board of directors.

     The Company will primarily use the remaining proceeds from the issuance and sale of the series A preferred stock of approximately $22 million, excluding expenses related to the closing of the Contemplated Transactions, for potential acquisitions and working capital purposes. However, except under certain circumstances, the Company will be prohibited from using such proceeds to pay any outstanding amounts due under the Company's outstanding credit facility for six months following the closing of the Contemplated Transactions.

     The preferred stock will provide for an initial annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary of issuance. The preferred stock will be convertible into common stock at a price of $11.50 per share of common stock, or an aggregate of approximately 7 million shares of the Company's common stock.

     The series A preferred stock may be redeemed at the Company's option subsequent to the fourth anniversary of its issuance, subject to certain conditions. After the tenth anniversary of the issuance of the series A preferred stock, each holder of shares of series A preferred stock may require the Company to redeem all or a part of that holder's shares of series A preferred stock.

     The Company anticipates that current cash positions, after its five acquisitions together with anticipated cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of the Company's stated goals to acquire other pharmacy benefit management companies and companies providing related services. Depending on the Company's evaluation of future acquisitions, additional cash may be required to complete these acquisitions. In addition, the Company will require cash to acquire inventory for its mail order and specialty distribution operations. In the event that the Company's plans change or its assumptions prove to be inaccurate, or the proceeds from the Facility and the Contemplated Transactions prove to be insufficient to fund operations and acquisitions, the Company could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all.

Other Matters

Inflation

     Management does not believe that inflation has had a material adverse impact on Health Card's net income.

Critical Accounting Policies and Estimates

General

     Health Card's discussion and analysis of its financial condition and results of operations are based upon Health Card's unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Health Card to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses; these estimates and judgments also effect related disclosures of contingent assets and liabilities. On an on-going basis, Health Card evaluates its estimates and judgments, including those related to revenue recognition, bad debt, intangible assets, income taxes, and financing operations. Health Card bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes that of its significant accounting policies (See Note 1 to the Consolidated Financial Statements comprising Item 8 of Form 10-K, for the year ended June 30, 2003), the following may involve a higher degree of judgment and complexity than others:

Revenue Recognition

          (a) The Company has historically entered into two types of arrangements for the payment of administrative fees: fee for service (per claim charges) and capitation (per member per month charges). Under the fee for service arrangement, the Company is paid by its sponsors for the Company's contractually agreed upon rates based upon actual claims adjudicated, plus a fixed transaction fee. Under the capitation arrangement, the fee is based on the number of participants per month; the Company pays for the cost of

          (b) prescriptions filled and thus shares the risk of operating profit or loss with these plans. Since January 1, 2000, all services have been provided on a fee for service basis only.

          Revenue under the fee for service arrangement is recognized when the claims are adjudicated. Included as revenue are the Company's administrative fees and charges relating to pharmaceuticals dispensed by the Company's network of pharmacies. Revenue is reduced by the amount of rebates paid to the Company's sponsors.

          (c) The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. There are several factors from EITF 99-19 that leads the Company to recognize the majority of its revenue on a gross basis. These include: the Company acts as a principal and not an agent and is the primary obligor in the relationship among the pharmacies, the sponsors and the Company, the Company has credit risk, the Company has certain latitude in establishing price, and the Company has discretion in supplier selection. In certain cases, primarily because the amount the Company earns is fixed, the Company has not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. This has no impact on the Company's gross profit since neither the prescription revenue nor the related cost of the prescriptions is recorded.

          (d) Health Card includes in revenue only those co-payments collected from individual members by its mail order facility in Miramar, Florida. Co-payments retained by pharmacies on the remainder of the prescriptions filled for Health Card's members are not included in Health Card's reported revenue. Health Card discloses these amounts parenthetically on the face of its Consolidated Statement of Income.

          (e) Rebates are recognized when the Company is entitled to them in accordance with the terms of its arrangements with drug manufacturers, third party rebate administrators, and sponsors, and when the amount of the rebates is determinable. The Company records the gross rebate receivable and the appropriate payable to the sponsors based on estimates, which are subject to final settlement. The estimates are based upon the claims submitted and the Company's rebate experience, and are adjusted as additional information becomes available.

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

     Under the supervision and with the participation of management, chiefly the Company's principal executive officer and the Company's principal financial officer, Health Card evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the Company's principal executive officer and the Company's principal financial officer have concluded that these controls and procedures are effective. There have been no significant changes in the Company's internal controls including those controls over financial reporting in this period, or in other factors that could significantly affect these controls, subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The legal proceeding described below should be read in conjunction with the legal proceeding disclosure in the following earlier reports: Part I, Item 3 and
Note 9 to the consolidated financial statements of Health Card's Annual Report on From 10-K for the year ended June 30, 2003 and Part II, Item 1 of Health Card's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plan Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The amended complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached its fiduciary duties by making a profit. MHP is seeking $3 million dollars in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2.8 million based on Midwest's failure to pay under a contract. In late June 2002, Midwest agreed to make two payments in the amount of $1.34 million and $1.36 million to partially settle the Company's claims against Midwest. Midwest has now added a fiduciary duty claim. The Company continues to have counterclaims totaling over $200,000 against Midwest for Midwest's failure to pay the amounts it had agreed to pay Health Card for goods and services. The Company's motion for partial summary judgment and motion to dismiss the fiduciary duty claim is currently scheduled to be heard in February, 2004. The court has not set a trial date. Discovery closed September 30, 2003. The Company intends to vigorously defend the action. The Company is unable to provide an estimate of any particular loss, if any, which may be associated with the MHP claims.


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

None.


ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number       Description of Exhibit

 2.1     Asset  Purchase  Agreement  dated as of November 1, 2002, by and between  Health Card,
         Integrail  Acquisition  Corp.,  Health Solutions, Ltd., and certain security holders of
         Health Solutions, Ltd. (10)
 2.2     Assignment  Agreement  dated as of November 1, 2002,  by and between  Health Card,
         Integrail  Acquisition  Corp.,  and Health Solutions, Ltd. (10)
 2.3     Stock Purchase Agreement dated July 31, 2003, among Health Card and Portland
         Professional Pharmacy, Portland Professional Pharmacy Associates and the individuals listed on Schedule I thereto (12)
 2.4     Stock Purchase Agreement dated October 30, 2003 by and between Health Card and New
         Mountain Partners, L.P. (13)
 3.1     Certificate of Incorporation of Health Card (7)
 3.2     By-Laws of Health Card (7)
 4.1     Form of Warrant Agreement, including form of Representatives' Warrants (1)
10.1     Mail Service Provider Agreement, dated July 1, 1996, between Health Card and
         Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.2     Amendment to Mail Service Provider Agreement, dated January 1, 1997, between
         Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.3     Software License Agreement and Professional Service Agreement, dated February
         18, 1998, between Health Card and Prospective Health, Inc. (1)
10.4     1999 Stock Option Plan (1)
10.5     Employee Covenant Agreement, dated June 16, 1998, between Health Card and Ken Hammond (1)
10.6     Stock Option Agreement, dated August 3, 1999, between Health Card and Ken Hammond (4)
10.7     Employment Agreement, dated March 27, 2000, between Health Card and David Gershen (4)
10.8     Stock Option Agreement, dated May 1, 2000, between Health Card and David Gershen (4)
10.9     Employment Agreement, dated May 3, 2000, between Health Card and James Bigl (4)
10.10    Stock Option Agreement, dated June 12, 2000, between Health Card and James Bigl (4)
10.11    Stock Option Agreement, dated August 3, 1999, between Health Card and Kenneth J. Daley (4)
10.12    Stock Option Agreement, dated August 3, 1999, between Health Card and Gerald Angowitz (4)
10.13    Lease, dated August 10, 1998, between 61 Manorhaven Boulevard, LLC and Health Card (1)
10.14    Acquisition and Merger Agreement, dated as of June 27, 2000, between Health Card and Pharmacy Associates, Inc. (3)
10.15    Asset Purchase Agreement dated as of March 5, 2001 among National Medical Health
         Card Systems, Inc., PMP Acquisition Corp., Provider Medical Pharmaceutical, LLC and
         Members of PMP (5)
10.16    Employment Agreement, dated June 4, 2001, between National Medical Health Card
         Systems, Inc. and Tery Baskin (6)
10.17    Stock Option Agreement, dated June 4, 2001, between National Medical Health Card
         Systems, Inc. and Tery Baskin (6)
10.18    Stock Option Agreement, dated June 12, 2001, between National Medical Health Card
         Systems, Inc. and James Bigl (6)
10.19    Asset Purchase Agreement dated January 29, 2002 by and among the Company, Health
         Solutions Limited ("HSL"), HSL Acquisition Corp., a wholly-owned subsidiary of the Company, and the security holders of HSL (8)
10.20    Receivables  Purchase and Transfer  Agreement dated January 29, 2002 by and among the Company and certain of its  subsidiaries and NMHC Funding, LLC (8)
10.21    Amendment No. 1 dated September 25, 2002 to Receivables  Purchase and Transfer
         Agreement by and among the Company and certain of its subsidiaries and NMHC Funding, LLC (14)
10.22    Amendment  No. 2 dated June 30, 2003 to  Receivables  Purchase and Transfer
         Agreement by and among the Company and certain of its subsidiaries and NMHC Funding, LLC (14)
10.23    Amendment No. 3 dated  October 30, 2003 to  Receivables  Purchase and Transfer
         Agreement by and among the Company and certain of its subsidiaries and NMHC Funding, LLC (14)
10.24    Loan and Security  Agreement dated January 29, 2002, by and between NMHC Funding, LLC and HFC
         Healthco-4,  LLC, an affiliate of Healthcare Finance Group, Inc. (8)
10.25    Lease Agreement dated as of August 1, 2001, between National Medical Health Card
         Systems, Inc. and BFS Realty, LLC (6)
10.26    Amended Lease Agreement dated as of August 1, 2001,  between  National Medical Health Card
         Systems, Inc. and BFS Realty,  LLC (6)
10.27    2003 Employee Stock Purchase Plan (11)
10.28    Amendment No. 2 dated April 15, 2002 to Employment Agreement between Health Card and James Bigl (12)
10.29    Amendment No. 3 dated October 14, 2002 to Employment Agreement between Health Card and James Bigl (12)
10.30    Amendment No. 4 dated November 6, 2002 to Employment Agreement between Health Card and James Bigl (12)
10.31    Stock Option Agreement between Health Card and James Bigl dated February 20, 2001 (12)
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
10.38    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated January 8, 2001 (12)
10.39    Stock Option Agreement between Health Card and Agnes Hall dated August 10, 2001 (12)
10.40    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated August 10, 2001 (12)
10.41    Stock Option Agreement between Health Card and Agnes Hall dated December 4, 2001 (12)
10.42    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated December 4, 2001 (12)
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
10.58    Stock Option Agreement between Health Card and Patrick McLaughlin dated January 29, 2002 (12)
10.59    Stock Option Agreement between Health Card and Patrick McLaughlin dated August 1, 2003 (12)
10.60    Amendment to Stock Option Agreement dated January 29, 2002 between Health Card and Patrick McLaughlin (12)
10.61    Stock Option Agreement between Health Card and Gerald Angowitz dated November 20, 2000 (12)
10.62    Stock Option Agreement between Health Card and Gerald Angowitz dated February 20, 2001 (12)
10.63    Stock Option Agreement between Health Card and Gerald Angowitz dated April 9, 2003 (12)
10.64    Stock Option Agreement between Health Card and Kenneth J. Daley dated November 20, 2000 (12)
10.65    Stock Option Agreement between Health Card and Kenneth J. Daley dated February 20, 2001 (12)
10.66    Stock Option Agreement between Health Card and Kenneth J. Daley dated April 9, 2003 (12)
10.67    Stock Option Agreement between Health Card and Ronald L. Fish dated November 20, 2000 (12)
10.68    Stock Option Agreement between Health Card and Ronald L. Fish dated February 20, 2001 (12)
10.69    Stock Option Agreement between Health Card and Ronald L. Fish dated April 9, 2003 (12)
10.70    Stock Option Agreement between Health Card and Paul J. Konigsberg dated November 20, 2000 (12)
10.71    Stock Option Agreement between Health Card and Paul J. Konigsberg dated February 20, 2001 (12)
10.72    Stock Option Agreement between Health Card and Paul J. Konigsberg dated April 9, 2003 (12)
10.73    Stock Option Agreement between Health Card and Bert E. Brodsky dated February 20, 2001 (12)
10.74    Stock Option Agreement between Health Card and Gerald Shapiro dated February 20, 2001 (12)
10.75    Sixth Amendment to Employment Agreement, dated October 30, 2003, by and between National
         Medical Health Card Systems, Inc. and James J. Bigl (14)
10.76    Lease dated November 1, 2002 between B/A Airport Park Solutions, LLC and Health Card (12)
10.77    Lease Addendum dated March 10, 2003 between B/A Airport Park Solutions, LLC and Health Card (12)
10.78    Lease Agreement dated November 18, 2002 between Sunbeam Development Corporation and
         NMHCRx Mail Order, Inc. (12)
10.79    Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development
         Corporation and NMHCRx Mail Order, Inc. (12)
10.80    AmerisourceBergen Prime Vendor Agreement, dated July 21, 2003 between NMHCRx Mail Order, Inc.
         d/b/a NMHCmail and AmerisourceBergen Drug Corporation (12)
10.81    Release, dated October 30, 2003, by Sandata Technologies, Inc. and Sandsport, Inc. (14)
10.82    Amendment to Lease Agreement, dated as of October 23, 2003, by and among BFS Realty,  LLC and National Medical Health Card Systems, Inc. (14)
10.83    Lease Agreement, dated August 1, 2001, between Brodsky Sibling Realty
         Juniper Road, LLC and National Medical Health Card Systems, Inc. (14)
10.84    Lease  Agreement (30 Sea Cliff), dated May 1, 2002, between Living in Style,
         LLC and National  Medical Health Card Systems, Inc. (14)
10.85    Amendment to Lease Agreement (30 Sea Cliff),  dated as of October 30, 2003, between Living in Style, LLC and National Medical Health Card Systems, Inc. (14)
10.86    Lease  Agreement (32 Sea Cliff), dated May 1, 2002, between Living in Style, LLC and National Medical Health Card Systems, Inc. (14)
10.87    Amendment to Lease Agreement (32 Sea Cliff),  dated as of October 30, 2003, between Living in Style, LLC and National Medical Health Card Systems, Inc. (14)
10.88    Second Amendment to Employment  Agreement,  dated October 30, 2003, by and between
         National Medical Health Card Systems,  Inc. and Bert E. Brodsky (14)
14.      Code of Ethics (12)
21.      List of Subsidiaries (12)
23.1     Consent of Ernst & Young LLP to the  incorporation by reference in the Registration
         Statement on Form S-8 (File No. 333-8224) of its report dated September 5, 2003(14)
23.2     Consent of Goldstein Golub Kessler LLP to the  incorporation by reference in the Registration  Statement on Form S-8 (File No. 333-8224) of its report dated August 31, 2003(14)
31.1     Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act 31.2 Rule 13a-14(a)/15d-14(a) Certification of CFO
         pursuant to Section 302 of the Sarbanes-Oxley Act
32.1     Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley
         Act 32.2 Section 1350 Certification of CFO as adopted by Section 906 of the
         Sarbanes-Oxley Act

(1) Denotes document filed as an Exhibit to Health Card's Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.
(2) Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the fiscal year ended June 30, 1999.
(3) Denotes document filed as an Exhibit to Health Card's Form 8-K for an event dated July 20, 2000 and incorporated herein by reference.
(4) Denotes documentation filed as an Exhibit to Health Card's Report on Form
10-K for the year ended June 30, 2000.
(5) Denotes document filed as an Exhibit to Health Card's Form 8-K for an event dated March 5, 2001.
(6) Denotes document filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2001.
(7) Denotes document filed as an Exhibit to Health Card's Definitive Proxy Statement
on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.
(8) Denotes document filed as an Exhibit to Health Card's Current Report on Form
8-K for events dated January 29, 2002 and incorporated herein by reference.
(9) Denotes document filed as an Exhibit to Health Card's Amendment number 1 on
Form 8-K/A filed with the Securities and Exchange Commission on May 21, 2002 and
incorporated herein by reference.
(10) Denotes document filed as an Exhibit to Health Card's Form 10-Q for the quarter ended December 31, 2002 and incorporated herein by reference.
(11) Denotes document filed as an Exhibit to Health Card's Definitive Proxy Statement
on Schedule 14-A on October 25, 2002 and incorporated herein by reference.
(12) Denotes document filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2003.
(13) Denotes document filed as an Exhibit to Health Card's Form 8-K filed on November 13, 2003 and incorporated herein by reference.
(14) Denotes document filed as an Exhibit to Health Card's Report on Form 10-K/A Amendment
Number 2 for the year ended June 30, 2003.

    (b) Reports on Form 8-K

1. A Current Report on Form 8-K was filed with the Securities and Exchange Commission on October 3, 2004 in connection with the appointment of a new Chief Financial Officer.

2. A Current Report on Form 8-K was filed with the Securities and Exchange Commission on November 13, 2003 in connection with the Stock Purchase Agreement entered into between the Health Card and New Mountain Partners, L.P.

3. A Current Report on Form 8-K was filed with the Securities and Exchange Commission on November 17, 2003 reporting results of the Company's Fiscal First Quarter ended September 30, 2003.

4. A Current Report on Form 8-K was filed with the Securities and Exchange Commission on November 18, 2003 reporting the transcript of a conference call made on November 17, 2003.

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

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                  (Registrant)



Date:    February 17, 2004          By:     /s/ James J. Bigl
                                        ----------------------------------------
                                                James J. Bigl,
                                                Chief Executive Officer




                                     By:      /s/Stuart F. Fleischer
                                        ---------------------------------------
                                                 Stuart F. Fleischer
                                                 Chief Financial Officer

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

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

          Date: February 17, 2004                    /s/ James J. Bigl
                                                      --------------------------
                                                         James J. Bigl,
                                                         Chief Executive Officer

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

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

         Date:  February 17, 2004                    /s/ Stuart F. Fleischer
                                                     --------------------------
                                                         Stuart F. Fleischer
                                                         Chief Financial Officer

                                                                   EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of National Medical Health Card Systems, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James J. Bigl, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ James J. Bigl

James J. Bigl
Chief Executive Officer
February 17, 2004

                                                                   EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of National Medical Health Card Systems, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart F. Fleischer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Stuart F. Fleischer

Stuart F. Fleischer
Chief Financial Officer
February 17, 2004