Form 10-Q/A
period 2003-12-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2004-02-19
CIK 813562

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 000-26749

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-2581812 (IRS Employer Identification No.)
26 Harbor Park Drive, Port Washington, NY (Address of Principal Executive Offices)	11050 (Zip Code)
(516) 626-0007 Registrant's Telephone Number, Including Area Code
Not Applicable Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

        Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check whether the registration is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares outstanding of the issuer's Common Stock, as of February 6, 2004 was 7,965,327 shares.

Explanatory Note

        In connection with a review by the Securities and Exchange Commission (the "SEC"), this quarterly report on Form 10-Q/A of National Medical Health Card Systems, Inc., a Delaware corporation ("Health Card" or the "Company"), hereby amends the following information in its Form 10-Q for the quarter ended December 31, 2003, as filed with the SEC on February 17, 2004 by amending and restating the information contained therein to describe in Note 11 to the Condensed Financial Statements (Item 1 of Part I) the calculation of the beneficial conversion amount that will be recorded by the Company upon the closing of the transactions contemplated by the preferred stock purchase agreement between New Mountain Partners, L.P. and the Company, dated October 30, 2003, as amended and restated on November 26, 2003.

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

PART 1—FINANCIAL INFORMATION

ITEM 1—CONDENSED FINANCIAL STATEMENTS

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
($ in thousands)

	December 31, 2003	June 30, 2003
	(Unaudited)
Assets
Current:
Cash and cash equivalents (including cash equivalent investments of $1,189 in each period)	$7,019	$5,222
Restricted cash	2,088	2,383
Accounts receivable, less allowance for doubtful accounts of $2,366 and $2,014, respectively	65,727	52,022
Rebates receivable	20,508	24,584
Inventory	1,814	—
Due from affiliates	274	4,165
Deferred tax asset	2,065	2,065
Other current assets	1,983	1,714

Total current assets	101,478	92,155
Property, equipment and software development costs, net	9,683	8,239
Intangible assets, net of accumulated amortization of $1,655 and $1,210, respectively	2,438	2,291
Goodwill	57,385	53,669
Other assets	369	386

Total Assets	$171,353	$156,740

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$121,523	$106,675
Revolving credit facility and loans payable-current	8,778	15,683
Current portion of capital lease obligations	468	481
Due to officer/stockholder	—	1,117
Income taxes payable	2,015	629
Other current liabilities	155	137

Total current liabilities	132,939	124,722
Capital lease obligations, less current portion	101	327
Long term loans payable and other liabilities	2,207	1,020
Deferred tax liability	2,245	2,245

Total liabilities	137,492	128,314

Commitments and Contingencies
Stockholders' Equity:
Preferred stock $.10 par value; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, $.001 par value, 25,000,000 shares authorized, 8,099,997 and 7,812,907 shares issued, 7,908,997 and 7,621,907 outstanding, respectively	8	8
Additional paid-in-capital	16,597	15,027
Retained earnings	18,000	14,135
Treasury stock at cost, 191,000 shares	(744)	(744)

Total stockholders' equity	33,861	28,426

Total Liabilities and Stockholders' Equity	$171,353	$156,740

See accompanying condensed notes to consolidated financial statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Revenue (includes co-payments collected of $125, $0, $161 and $0, respectively. Excludes co-payments retained by the pharmacies of $50,950, $49,384, $97,519 and $74,332, respectively)	$163,896	$150,964	$314,725	$298,331
Cost of claims (excludes co-payments retained by the pharmacies of $50,950, $49,384, $97,519 and $74,332, respectively)	148,219	139,308	285,533	275,796

Gross Profit	15,677	11,656	29,192	22,535
Selling, general and administrative expenses	11,821	8,677	22,369	17,018

Operating income	3,856	2,979	6,823	5,517
Other income (expense):
Interest expense	(160)	(311)	(405)	(631)
Interest income	31	71	62	127
Other income, net	42	38	81	77

	(87)	(202)	(262)	(427)

Income before provision for income taxes	3,769	2,777	6,561	5,090
Provision for income taxes	1,551	1,139	2,696	2,087

Net income	$2,218	$1,638	$3,865	$3,003

Earning per common share:
Basic	$0.29	$0.22	$0.50	$0.40

Diluted	$0.25	$0.20	$0.45	$0.38

Weighted average number of common shares outstanding:
Basic	7,764	7,611	7,703	7,568

Diluted	8,888	8,088	8,681	8,004

See accompanying condensed notes to consolidated financial statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$3,865	$3,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,722	2,123
Amortization of deferred gain	(212)	(77)
Net gain on disposal of capital assets	269	—
Provision for doubtful accounts	352	418
Compensation expense accrued to officer/stockholder	37	278
Interest accrued on stockholders'/affiliate's loans	—	(84)
Changes in assets and liabilities, net of effect from acquisitions:
Restricted cash	295	664
Accounts receivable	(13,168)	703
Rebates receivable	4,076	(7,455)
Inventory	(1,275)	—
Other current assets	(267)	(936)
Due to/from affiliates	(32)	(273)
Other assets	(79)	5
Accounts payable and accrued expenses	12,716	5,595
Income taxes payable and other current liabilities	1,401	(462)
Other long term liabilities	1,398	275

Net cash provided by operating activities	12,098	3,777

Cash flows from investing activities:
Capital expenditures	(3,928)	(768)
Repayment of loan from affiliate	2,660	—
Repayment of loan from officer	107	—
Proceeds from disposal of capital assets	—	22
Acquisition of Integrail	(16)	(1,449)
Acquisition of PAI	—	(1,000)
Acquisition of Centrus	—	(3)
Acquisition of PPP, net of cash acquired	(3,646)	—

Net cash used in investing activities	(4,823)	(3,198)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,571	418
Repayment of convertible note offering	—	(8,000)
Proceeds from revolving credit facility	400,838	335,650
Repayment of revolving credit facility	(407,726)	(328,542)
Deferred financing costs	95	94
Repayment of debt and capital lease obligations	(256)	(509)

Net cash used in financing activities	(5,478)	(889)

Net increase (decrease) in cash and cash equivalents	1,797	(310)
Cash and cash equivalents at beginning of period	5,222	1,768

Cash and cash equivalents at end of period	$7,019	$1,458

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

2. STOCK-BASED COMPENSATION

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The Company adopted SFAS No. 148 effective December 31, 2002.

        The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three Months Ended December 31,
	2003	2002
Reported net income	$2,218	$1,638
Stock compensation expense included in net income	—	—
Pro forma compensation expense	(499)	(413)

Pro forma net income	$1,719	$1,225
Pro forma earnings per share:
Basic	$0.22	$0.16
Diluted	$0.19	$0.15
	Six Months Ended December 31,
	2003	2002
Reported net income	$3,865	$3,003
Stock compensation expense included in net income	—	—
Pro forma compensation expense	(985)	(792)

Pro forma net income	$2,880	$2,211
Pro forma earnings per share:
Basic	$0.37	$0.29
Diluted	$0.33	$0.28

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

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Revenue	$163,896	$154,881
Net income (loss)	$2,218	$1,325
Net income per common share:
Basic	$0.29	$0.17
Diluted	$0.25	$0.16
Pro forma weighted-average number of common shares outstanding:
Basic	7,764	7,611
Diluted	8,888	8,088
	Six Months Ended December 31, 2003	Six Months Ended December 31, 2002
Revenue	$316,064	$305,499
Net income (loss)	$3,840	$1,292
Net income per common share:
Basic	$0.50	$0.17
Diluted	$0.44	$0.16
Pro forma weighted-average number of common shares outstanding:
Basic	7,703	7,568
Diluted	8,681	8,004

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

        The change in the carrying amount of goodwill for the six months ended December 31, 2003 is as follows:

Balance as of July 1, 2003	$53,669
PPP acquisition	2,378
PPP additional consideration earned	322
Centrus additional consideration earned	1,000
Integrail final valuation	16

Balance as of December 31, 2003	$57,385

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

5. EARNINGS PER SHARE

        A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended December 31,
	2003	2002
Basic	7,764,485	7,610,907
Effect of assumed exercise of employee stock options	1,083,754	476,908
Effect of assumed exercise of warrants	40,154	—

Diluted weighted average number of shares outstanding	8,888,393	8,087,815

	Six Months Ended December 31,
	2003	2002
Basic	7,702,690	7,567,673
Effect of assumed exercise of employee stock options	935,378	435,862
Effect of assumed exercise of warrants	42,558	—

Diluted weighted average number of shares outstanding	8,680,626	8,003,535

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following:

	December 31, 2003	June 30, 2003
Claims payable	$82,966	$76,195
Rebates payable to sponsors	31,228	24,082
Trade payables, accrued expenses and other payables	7,329	6,398

	$121,523	$106,675

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

        For the three months ended December 31, 2003 approximately 46% of cost of claims was from three pharmacy chains. For the three months ended December 31, 2002, approximately 50% of the cost of claims were from three pharmacy chains. For the six months ended December 31, 2003 approximately 33% of cost of claims was from three pharmacy chains. For the six months ended December 31, 2002, approximately 49% of the cost of claims were from three pharmacychains. Amounts payable to the three pharmacy chains at December 31, 2003 were approximately $23.2 million.

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

        Upon the closing of the Contemplated Transactions, the Company will record a non-cash charge to net income available to holders of the Company's common stock for a beneficial conversion feature related to the series A preferred stock, which is convertible into the Company's common stock at $11.50 per share. Such non-cash charge will reflect the difference between the fair market value of the Company's common stock on the date of the closing of the Contemplated Transactions and the effective conversion price of $11.29 (after deducting the closing payment of $1,450,000 payable to New Mountain Partners) multiplied by 6,956,522, the number of shares of the Company's common stock into which the series A preferred stock held by New Mountain Partners is convertible. The maximum amount of the beneficial conversion feature is capped at $80,000,003 and it will be charged if the fair market value of the Company's common stock on the date of the closing of the Contemplated Transactions is equal to or greater than $22.79 per share.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        Cost of claims increased $8.9 million, or approximately 6%, from $139.3 million for the three months ended December 31, 2002, to $148.2 million for the three months ended December 31, 2003. PPP accounted for $3.7 million of the increase. Increases in cost of claims totalingapproximately $48.3 million related to the activity of new sponsors as well as the growth in existing sponsors were offset by the factors described in the previous paragraph, namely, the loss of sponsors which reduced cost of claims by approximately $39.4 million and the recognizing of a certain contract on a net revenue basis which reduced cost of claims by approximately $2.4 million. In addition, cost of claims was reduced by the fact that there was an increase of $1.3 million in gross rebates received, which is treated as a reduction in cost of claims. As a percentage of revenue, cost of claims decreased from 92.3% to 90.4% for the three months ended December 31, 2002 and December 31, 2003, respectively. These same factors contributed to the declining costs as a percentage of revenue. The terminated major sponsor is a managed care organization. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. While not all of the revenue associated with this sponsor was replaced by new business, the new business, for the most part was not managed care, so consequently the cost of claims on the new business was lower than on the business it replaced. In addition, the contracts recognized on a net revenue basis decreased the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis. The acquisition of PPP in July 2003 also had an impact in reducing the cost of claims as specialty pharmacy distribution typically generates lower cost of claims than a PBM.

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

        Selling, general, and administrative expenses increased $3.1 million, or approximately 36%, from $8.7 million for the three months ended December 31, 2002 to $11.8 million for the three months ended December 31, 2003. Approximately $2.1 million, or 71%, of this increase in selling, general, and administrative expenses is related to new entities which were part of the Company in the three months ended December 31, 2003 which were not part of the Company during all of the three months ended December 31, 2002. The services provided by these entities include specialty pharmacy distribution through the Company's acquisition of PPP as of July 31, 2003 (see Note 3 of Item 1), predictive modeling and consulting services through the Company's acquisition of Integrail as of November 1, 2002 (see Note 3 of Item 1), and mail order distribution through the Company's owned facility in Miramar, Florida as of July, 2003. The major components of the $2.1 million increase in expenses related to new services was: 1) salaries and benefits—approximately $822,000, 2) postage and supplies—approximately $174,000, 3) equipment rental—approximately $165,000, and 4) depreciation and amortization—approximately $152,000.

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

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

        Revenue increased $16.4 million, or approximately 6%, from $298.3 million for the six months ended December 31, 2002, to $314.7 million for the six months ended December 31, 2003. Revenue recognized for contracts recorded on a gross revenue basis was $297.8 million for the six months ended December 31, 2002 and $313.6 million for the six months ended December 31, 2003. Revenue recognized for contracts recorded on a net revenue basis was $0.5 million for thesix months ended December 31, 2002 and $1.1 million for the six months ended December 31, 2003. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. Health Card includes in revenue only those co-payments collected in its mail order facility. For the six months ended December 31, 2003, there was approximately $161,000 of co-payments included in revenue versus zero for the six months ended December 31, 2002. Co-payments retained by pharmacies on prescriptions filled for Health Card's members and not included in Health Card's revenue were $97.5 million and $74.3 million, for the six months ended December 31, 2003 and 2002, respectively.

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

        Cost of claims increased $9.7 million, or approximately 4%, from $275.8 million for the six months ended December 31, 2002, to $285.5 million for the six months ended December 31, 2003. PPP accounted for $6.0 million of the increase. Increases in cost of claims totaling approximately $110.1 million related to the activity of new sponsors as well as the growth in existing sponsors were offset by the factors described in the previous paragraph, namely, the loss of sponsors which reduced cost of claims by approximately $92.6 million and the recognizing of a certain contract on a net revenue basis which reduced cost of claims by approximately $9.2 million. In addition, cost of claims was reduced by the fact that there was an increase of $4.6 million in gross rebates received, which is treated as a reduction in cost of claims. As a percentage of revenues, cost of claims decreased from 92.4% to 90.7% for the six months ended December 31, 2002 and December 31, 2003, respectively. These same factors contributed to the declining costs as a percentage of revenue. The terminated major sponsor is a managed careorganization. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. While not all of the revenue associated with this sponsor was replaced by new business, the new business, for the most part was not managed care, so consequently the cost of claims on the new business was lower than on the business it replaced. In addition, the contracts recognized on a net revenue basis decrease the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis. The acquisition of PPP in July 2003 also had an impact in reducing the cost of claims as specialty pharmacy distribution typically generates lower cost of claims than a PBM.

        Gross profit increased from $22.5 million for the six months ended December 31, 2002 to $29.2 million for the six months ended December 31, 2003, a $6.7 million, or 29.5%, increase. In addition to PPP adding $1.3 million to gross profit, the replacement of the terminated major sponsor with new greater margin business led to greater gross profits for the Company.. Gross profit, as a percentage of revenue, increased from 7.6% to 9.3% for the six months ended December 31, 2002 and December 31, 2003, respectively. The contracts the Company recognizes on a net revenue basis have the effect of improving the Company's gross margin as a percentage of revenue due to the fact that recorded revenue and cost is lower since only the administrative fees related to these contracts are recorded. Competitive pressures which have led to a decline in some prices that the Company charges its sponsors has had the effect of partially offsetting the increases in gross margin described above.

        Selling, general, and administrative expenses increased $5.4 million, or approximately 31%, from $17.0 million for the six months ended December 31, 2002 to $22.4 million for the six months ended December 31, 2003. Approximately $4.1 million, or 78%, of this increase in selling, general, and administrative expenses is related to new entities which were part of the Company in the six months ended December 31, 2003 which were not part of the Company during all of the six months ended December 31, 2002. The services provided by these entities include specialty pharmacy distribution through the Company's acquisition of PPP, predictive modeling and consulting services through the Company's acquisition of Integrail, and mail order distribution through the Company's owned facility in Miramar, Florida. The major components of the $4.1 million increase in expenses related to new services was: 1) salaries and benefits—approximately $1,643,000, 2) postage and supplies—approximately $315,000, 3) equipment rental—approximately $184,000, 4) travel and entertainment—approximately $184,000, and 5) depreciation and amortization—approximately $227,000.

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

Liquidity and Capital Resources

        The Company's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. Effective July 2003, the Company also requires cash to carry inventory in its mail order and specialty pharmacy facilities. The Company also requires cash to execute its strategy of pursuing acquisitions of other PBM companies or of companies providing related services. As of December 31, 2003, the Company had a working capital deficit of $31.5 million as compared to a working capital deficit of $32.6 million as of June 30, 2003. The primary reason for the improvement in working capital was the profitability generated by the Company during the six months ended December 31, 2003. This improvement was achieved even after the $3.6 million in cash paid for the acquisition of PPP and the $1.3 million current liability incurred for additional consideration to be paid in connection with the Centrus and PPP acquisitions. Thesetransactions increased goodwill and other intangible assets which are long-term assets, while decreasing working capital. The Company has now acquired five companies since July 2000 utilizing primarily cash. This has had the effect of increasing the Company's working capital deficits until sufficient profitability is generated to pay back the cost of the acquisitions. In addition, the Company's revolving credit facility is treated all as a short-term liability per generally accepted accounting principles even though its terms do not expire until January 2005.

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

	Six Months Ended December 31,
	2003	2002
Cash flow from operations	$12,098	$3,777
Provision for income taxes	2,696	2,087
Other (income) expense, net	262	427
Net change in assets and liabilities	(5,064)	1,884
Non-cash items to reconcile net cash from operations to net income	(446)	(535)

EBITDA	$9,546	$7,640

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

        The total future payments under these contractual obligations as of December 31, 2003, is as follows:

Contractual Obligations

Payments Due by Period
($ in thousands)

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long Term Debt	$8,778	$8,778	$—	$—	$—
Capital Lease Obligations	569	468	101	—	—
Operating Leases	12,495	3,040	4,812	2,424	2,219
Sale-leasebacks	790	510	280	—	—

Total Contractual Cash Obligations	$22,632	$12,796	$5,193	$2,424	$2,219

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

        The Company anticipates that current cash positions, after its five acquisitions together with anticipated cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of the Company's stated goals to acquire other pharmacy benefit management companies andcompanies providing related services. Depending on the Company's evaluation of future acquisitions, additional cash may be required to complete these acquisitions. In addition, the Company will require cash to acquire inventory for its mail order and specialty distribution operations. In the event that the Company's plans change or its assumptions prove to be inaccurate, or the proceeds from the Facility and the Contemplated Transactions prove to be insufficient to fund operations and acquisitions, the Company could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all.

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

Revenue Recognition

(a)
The Company has historically entered into two types of arrangements for the payment of administrative fees: fee for service (per claim charges) and capitation (per member per month charges). Under the fee for service arrangement, the Company is paid by its sponsors for the Company's contractually agreed upon rates based upon actual claims adjudicated, plus a fixed transaction fee. Under the capitation arrangement, the fee is based on the number of participants per month; the Company pays for the cost of(b) prescriptions filled and thus shares the risk of operating profit or loss with these plans. Since January 1, 2000, all services have been provided on a fee for service basis only.

(b)
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

Goodwill and Intangible Asset Impairment

        In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in thefuture, the Company may be required to record impairment charges for these assets not previously recorded. On July 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment issues on a periodic basis thereafter. To date, the Company has not recorded any impairment losses related to goodwill and other intangible assets.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable.

ITEM 4—CONTROLS AND PROCEDURES

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

        Under the supervision and with the participation of management, chiefly the Company's principal executive officer and the Company's principal financial officer, Health Card evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the Company's principalexecutive officer and the Company's principal financial officer have concluded that these controls and procedures are effective. There have been no significant changes in the Company's internal controls including those controls over financial reporting in this period, or in other factors that could significantly affect these controls, subsequent to the date of the evaluation.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

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

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

        For information concerning the Company's 1999 Stock Option Plan, and the options currently issued and outstanding thereunder, see Note 4 to the Financial Statements comprising Item 1 of Part I of this Form 10-Q.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5—OTHER INFORMATION

        None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement dated as of November 1, 2002, by and between Health Card, Integrail Acquisition Corp., Health Solutions, Ltd., and certain security holders of Health Solutions, Ltd.(10)

2.2	Assignment Agreement dated as of November 1, 2002, by and between Health Card, Integrail Acquisition Corp., and Health Solutions, Ltd.(10)
2.3	Stock Purchase Agreement dated July 31, 2003, among Health Card and Portland Professional Pharmacy, Portland Professional Pharmacy Associates and the individuals listed on Schedule I thereto(12)
2.4	Stock Purchase Agreement dated October 30, 2003 by and between Health Card and New Mountain Partners, L.P.(13)
3.1	Certificate of Incorporation of Health Card(7)
3.2	By-Laws of Health Card(7)
4.1	Form of Warrant Agreement, including form of Representatives' Warrants(1)
10.1	Mail Service Provider Agreement, dated July 1, 1996, between Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services(1)
10.2	Amendment to Mail Service Provider Agreement, dated January 1, 1997, between Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services(1)
10.3	Software License Agreement and Professional Service Agreement, dated February 18, 1998, between Health Card and Prospective Health, Inc.(1)
10.4	1999 Stock Option Plan(1)
10.5	Employee Covenant Agreement, dated June 16, 1998, between Health Card and Ken Hammond(1)
10.6	Stock Option Agreement, dated August 3, 1999, between Health Card and Ken Hammond(4)
10.7	Employment Agreement, dated March 27, 2000, between Health Card and David Gershen(4)
10.8	Stock Option Agreement, dated May 1, 2000, between Health Card and David Gershen(4)
10.9	Employment Agreement, dated May 3, 2000, between Health Card and James Bigl(4)
10.10	Stock Option Agreement, dated June 12, 2000, between Health Card and James Bigl(4)
10.11	Stock Option Agreement, dated August 3, 1999, between Health Card and Kenneth J. Daley(4)
10.12	Stock Option Agreement, dated August 3, 1999, between Health Card and Gerald Angowitz(4)
10.13	Lease, dated August 10, 1998, between 61 Manorhaven Boulevard, LLC and Health Card(1)
10.14	Acquisition and Merger Agreement, dated as of June 27, 2000, between Health Card and Pharmacy Associates, Inc.(3)
10.15	Asset Purchase Agreement dated as of March 5, 2001 among National Medical Health Card Systems, Inc., PMP Acquisition Corp., Provider Medical Pharmaceutical, LLC and Members of PMP(5)
10.16	Employment Agreement, dated June 4, 2001, between National Medical Health Card Systems, Inc. and Tery Baskin(6)
10.17	Stock Option Agreement, dated June 4, 2001, between National Medical Health Card Systems, Inc. and Tery Baskin(6)

10.18	Stock Option Agreement, dated June 12, 2001, between National Medical Health Card Systems, Inc. and James Bigl(6)
10.19
Asset Purchase Agreement dated January 29, 2002 by and among the Company, Health Solutions Limited ("HSL"), HSL Acquisition Corp., a wholly-owned subsidiary of the Company, and the security holders of HSL(8)
10.20	Receivables Purchase and Transfer Agreement dated January 29, 2002 by and among the Company and certain of its subsidiaries and NMHC Funding, LLC(8)
10.21	Amendment No. 1 dated September 25, 2002 to Receivables Purchase and Transfer Agreement by and among the Company and certain of its subsidiaries and NMHC Funding, LLC(14)
10.22	Amendment No. 2 dated June 30, 2003 to Receivables Purchase and Transfer Agreement by and among the Company and certain of its subsidiaries and NMHC Funding, LLC(14)
10.23	Amendment No. 3 dated October 30, 2003 to Receivables Purchase and Transfer Agreement by and among the Company and certain of its subsidiaries and NMHC Funding, LLC(14)
10.24	Loan and Security Agreement dated January 29, 2002, by and between NMHC Funding, LLC and HFC Healthco-4, LLC, an affiliate of Healthcare Finance Group, Inc.(8)
10.25	Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems, Inc. and BFS Realty, LLC(6)
10.26	Amended Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems, Inc. and BFS Realty, LLC(6)
10.27	2003 Employee Stock Purchase Plan(11)
10.28	Amendment No. 2 dated April 15, 2002 to Employment Agreement between Health Card and James Bigl(12)
10.29	Amendment No. 3 dated October 14, 2002 to Employment Agreement between Health Card and James Bigl(12)
10.30	Amendment No. 4 dated November 6, 2002 to Employment Agreement between Health Card and James Bigl(12)
10.31	Stock Option Agreement between Health Card and James Bigl dated February 20, 2001(12)
10.32	Stock Option Agreement between Health Card and James Bigl dated April 30. 2002(12)
10.33	Stock Option Agreement between Health Card and James Bigl dated June 26, 2002(12)
10.34	Stock Option Agreement between Health Card and James Bigl dated July 22, 2003(12)
10.35	Employment Agreement dated October 14, 2002 between Health Card and Bert Brodsky(12)
10.36	Employment Agreement dated November 20, 2002 between Health Card and Agnes Hall(12)
10.37	Stock Option Agreement between Health Card and Agnes Hall dated January 8, 2001(12)
10.38	Amendment to Stock Option Agreement between Health Card and Agnes Hall dated January 8, 2001(12)
10.39	Stock Option Agreement between Health Card and Agnes Hall dated August 10, 2001(12)

10.40	Amendment to Stock Option Agreement between Health Card and Agnes Hall dated August 10, 2001(12)
10.41	Stock Option Agreement between Health Card and Agnes Hall dated December 4, 2001(12)
10.42	Amendment to Stock Option Agreement between Health Card and Agnes Hall dated December 4, 2001(12)
10.43	Stock Option Agreement between Health Card and Agnes Hall dated July 31, 2002(12)
10.44	Amendment to Stock Option Agreement between Health Card and Agnes Hall dated July 31, 2002(12)
10.45	Stock Option Agreement between Health Card and Agnes Hall dated August 1, 2003(12)
10.46	First Amendment dated November 6, 2002 to Employment Agreement between Health Card and David Gershen(12)
10.47	Stock Option Agreement between Health Card and David Gershen dated February 20, 2001(12)
10.48	Stock Option Agreement between Health Card and David Gershen dated September 24, 2001(12)
10.49	Stock Option Agreement between Health Card and David Gershen dated August 1, 2002(12)
10.50	Stock Option Agreement between Health Card and David Gershen dated August 1, 2003(12)
10.51	First Amendment dated November 6, 2002 to Employment Agreement between Health Card and Tery Baskin(12)
10.52	Stock Option Agreement between Health Card and Tery Baskin dated July 20, 2000(12)
10.53	Stock Option Agreement between Health Card and Tery Baskin dated August 10, 2001(12)
10.54	Stock Option Agreement between Health Card and Tery Baskin dated August 1, 2002(12)
10.55	Stock Option Agreement between Health Card and Tery Baskin dated September 19, 2002(12)
10.56	Stock Option Agreement between Health Card and Tery Baskin dated August 1, 2003(12)
10.57	Employment Agreement between Health Card and Patrick McLaughlin dated January 29, 2002(12)
10.58	Stock Option Agreement between Health Card and Patrick McLaughlin dated January 29, 2002(12)
10.59	Stock Option Agreement between Health Card and Patrick McLaughlin dated August 1, 2003(12)
10.60	Amendment to Stock Option Agreement dated January 29, 2002 between Health Card and Patrick McLaughlin(12)
10.61	Stock Option Agreement between Health Card and Gerald Angowitz dated November 20, 2000(12)
10.62	Stock Option Agreement between Health Card and Gerald Angowitz dated February 20, 2001(12)
10.63	Stock Option Agreement between Health Card and Gerald Angowitz dated April 9, 2003(12)

10.64	Stock Option Agreement between Health Card and Kenneth J. Daley dated November 20, 2000(12)
10.65	Stock Option Agreement between Health Card and Kenneth J. Daley dated February 20, 2001(12)
10.66	Stock Option Agreement between Health Card and Kenneth J. Daley dated April 9, 2003(12)
10.67	Stock Option Agreement between Health Card and Ronald L. Fish dated November 20, 2000(12)
10.68	Stock Option Agreement between Health Card and Ronald L. Fish dated February 20, 2001(12)
10.69	Stock Option Agreement between Health Card and Ronald L. Fish dated April 9, 2003(12)
10.70	Stock Option Agreement between Health Card and Paul J. Konigsberg dated November 20, 2000(12)
10.71	Stock Option Agreement between Health Card and Paul J. Konigsberg dated February 20, 2001(12)
10.72	Stock Option Agreement between Health Card and Paul J. Konigsberg dated April 9, 2003(12)
10.73	Stock Option Agreement between Health Card and Bert E. Brodsky dated February 20, 2001(12)
10.74	Stock Option Agreement between Health Card and Gerald Shapiro dated February 20, 2001(12)
10.75	Sixth Amendment to Employment Agreement, dated October 30, 2003, by and between National Medical Health Card Systems, Inc. and James J. Bigl(14)
10.76	Lease dated November 1, 2002 between B/A Airport Park Solutions, LLC and Health Card(12)
10.77	Lease Addendum dated March 10, 2003 between B/A Airport Park Solutions, LLC and Health Card(12)
10.78	Lease Agreement dated November 18, 2002 between Sunbeam Development Corporation and NMHCRx Mail Order, Inc.(12)
10.79	Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development Corporation and NMHCRx Mail Order, Inc.(12)
10.80	AmerisourceBergen Prime Vendor Agreement, dated July 21, 2003 between NMHCRx Mail Order, Inc. d/b/a NMHCmail and AmerisourceBergen Drug Corporation(12)
10.81	Release, dated October 30, 2003, by Sandata Technologies, Inc. and Sandsport, Inc.(14)
10.82	Amendment to Lease Agreement, dated as of October 23, 2003, by and among BFS Realty, LLC and National Medical Health Card Systems, Inc.(14)
10.83	Lease Agreement, dated August 1, 2001, between Brodsky Sibling Realty Juniper Road, LLC and National Medical Health Card Systems, Inc.(14)
10.84	Lease Agreement (30 Sea Cliff), dated May 1, 2002, between Living in Style, LLC and National Medical Health Card Systems, Inc.(14)

10.85	Amendment to Lease Agreement (30 Sea Cliff), dated as of October 30, 2003, between Living in Style, LLC and National Medical Health Card Systems, Inc.(14)
10.86	Lease Agreement (32 Sea Cliff), dated May 1, 2002, between Living in Style, LLC and National Medical Health Card Systems, Inc.(14)
10.87	Amendment to Lease Agreement (32 Sea Cliff), dated as of October 30, 2003, between Living in Style, LLC and National Medical Health Card Systems, Inc.(14)
10.88	Lease Agreement, dated September 11, 2001, between TC Meridian Tower, LP and National Medical Health Card Systems, Inc.
10.89	Second Amendment to Employment Agreement, dated October 30, 2003, by and between National Medical Health Card Systems, Inc. and Bert E. Brodsky(14)
14.	Code of Ethics(12)
21.	List of Subsidiaries(12)
23.1	Consent of Ernst & Young LLP to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-8224) of its report dated September 5, 2003
23.2	Consent of Goldstein Golub Kessler LLP to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-8224) of its report dated September 31, 2003.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act

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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. (Registrant)

Date: February 19, 2004	By:	/s/ JAMES J. BIGL James J. Bigl, Chief Executive Officer

	By:	/s/ STUART F. FLEISCHER Stuart F. Fleischer Chief Financial Officer

QuickLinks

PART 1—FINANCIAL INFORMATION
  ITEM 1—CONDENSED FINANCIAL STATEMENTS
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (All $ in thousands, except per share amounts) (Unaudited)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4—CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3—DEFAULTS UPON SENIOR SECURITIES
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K