Form 10-K/A
period 2003-06-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2004-05-14
CIK 813562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 3

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

Explanatory Note

     This Amendment No. 3 to the annual report on Form 10-K/A of National Medical Health Card Systems, Inc. is being filed solely to correct the following omissions and errors with respect to certain of its exhibit filings to its Amendment No. 2 to the Form 10-K/A for the fiscal year ended June 30, 2003, as amended and filed with the Securities and Exchange Commission on February 17, 2004: (i) Exhibits 31.1 and 31.2 were executed by James J. Bigl and Stuart Fleischer as of February 17, 2004 and listed on the exhibit index but were inadvertently omitted as a result of clerical error, (ii) Exhibits 32.1 and 32.2 were executed by Messrs. Bigl and Fleischer as of February 17, 2004 and listed on the exhibit index but were inadvertently omitted as a result of clerical error and (iii) Exhibits 31.3, 31.4, 32.3 and 32.4 are being filed and listed on the exhibit index to comply with the current applicable SEC rules and regulations.


     With the exception of the foregoing corrections, no other information in the Form 10-K for the fiscal year ended June 30, 2003 has been supplemented, updated or amended.

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

                  Consolidated Statement of Cash Flows for each of the years ended
                  June 30, 2001, 2002 and 2003                                                          F-7

                  Notes to Consolidated Financial Statements                                         F-8 - F-31

         2.       Financial Statement Schedule

                  Schedule II:  Valuation and Qualifying Accounts                                     S-1-S-2

         3.       Exhibits

Exhibit
Number       Description of Exhibit


 2.1     Asset Purchase Agreement dated as of November 1, 2002, by and between Health Card, Integrail Acquisition
         Corp., Health Solutions, Ltd., and certain security holders of Health Solutions, Ltd. (10)
 2.2     Assignment Agreement dated as of November 1, 2002, by and between Health Card, Integrail Acquisition Corp., and Health Solutions, Ltd. (10)
 2.3     Stock Purchase Agreement dated July 31, 2003, among Health Card and Portland Professional Pharmacy,
         Portland Professional Pharmacy Associates and the individuals listed on Schedule I thereto
 2.4     Stock Purchase Agreement dated October 30, 2003 by and between Health Card and New Mountain Partners, L.P. (13)
 3.1     Certificate of Incorporation of Health Card (7)
 3.2     By-Laws of Health Card (7)
 4.1     Form of Warrant Agreement, including form of Representatives' Warrants (1)
10.1     Mail Service Provider Agreement, dated July 1, 1996, between Health Card and
         Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.2     Amendment to Mail Service Provider Agreement, dated January 1, 1997, between
         Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.3     Software License Agreement and Professional Service Agreement, dated February
         18, 1998, between Health Card and Prospective Health, Inc. (1)
10.4     1999 Stock Option Plan (1)
10.5     Employee Covenant Agreement, dated June 16, 1998, between Health Card and Ken Hammond (1)
10.6     Stock Option Agreement, dated August 3, 1999, between Health Card and Ken
         Hammond (4)
10.7     Employment Agreement, dated March 27, 2000, between Health Card and
         David Gershen (4)
10.8     Stock Option Agreement, dated May 1, 2000, between Health Card and David
         Gershen (4)
10.9     Employment Agreement, dated May 3, 2000, between Health Card and James
         Bigl (4)
10.10    Stock Option Agreement, dated June 12, 2000, between Health Card and James
         Bigl (4)
10.11    Stock Option Agreement, dated August 3, 1999, between Health Card and
         Kenneth J. Daley (4)
10.12    Stock Option Agreement, dated August 3, 1999, between Health Card and
         Gerald Angowitz (4)
10.13    Lease, dated August 10, 1998, between 61 Manorhaven Boulevard, LLC and
         Health Card (1)
10.14    Acquisition and Merger Agreement, dated as of June 27, 2000, between
         Health Card and Pharmacy Associates, Inc. (3)
10.15    Asset Purchase Agreement dated as of March 5, 2001 among National Medical Health
         Card Systems, Inc., PMP Acquisition Corp., Provider Medical Pharmaceutical, LLC and
         members of PMP (5)
10.16    Employment Agreement, dated June 4, 2001, between National Medical Health Card
         Systems, Inc. and Tery Baskin (6)
10.17    Stock Option Agreement, dated June 4, 2001, between National Medical Health Card
         Systems, Inc. and Tery Baskin (6)
10.18    Stock Option Agreement, dated June 12, 2001, between National Medical Health Card
         Systems, Inc. and James Bigl (6)
10.19    Asset Purchase Agreement dated January 29, 2002 by and among the
         Company, Health Solutions Limited ("HSL"), HSL Acquisition Corp., a
         wholly-owned subsidiary of the Company, and the security holders of HSL (8)
10.20    Receivables Purchase and Transfer Agreement dated January 29, 2002 by and among the Company and certain of  its subsidiaries and NMHC Funding, LLC (8)
10.21    Amendment No. 1 dated September 25, 2002 to Receivables Purchase and Transfer Agreement by
         and among the Company and certain of its subsidiaries and NMHC Funding, LLC
10.22    Amendment No. 2 dated June 30, 2003 to Receivables Purchase and Transfer Agreement by
         and among the Company and certain of its subsidiaries and NMHC Funding, LLC
10.23    Amendment No. 3 dated October 30, 2003 to Receivables Purchase and Transfer Agreement by
         and among the Company and  certain of its subsidiaries and NMHC Funding, LLC
10.24    Loan and Security Agreement dated January 29, 2002, by and between NMHC Funding, LLC and HFC Healthco-4, LLC, an affiliate of Healthcare Finance Group, Inc. (8)
10.25    Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems,
         Inc. and BFS Realty, LLC (6)
10.26    Amended Lease Agreement dated as of August 1, 2001, between National Medical Health Card Systems, Inc.
         and  BFS Realty, LLC (6)
10.27    2003 Employee Stock Purchase Plan (11)
10.28    Amendment No. 2 dated April 15, 2002 to Employment Agreement between Health Card and James Bigl (12)
10.29    Amendment No. 3 dated October 14, 2002 to Employment Agreement between Health Card and James Bigl(12)
10.30    Amendment No. 4 dated November 6, 2002 to Employment Agreement between Health Card and James Bigl (12)
10.31    Stock Option Agreement between Health Card and James Bigl dated February 20, 2001 (12)
10.32    Stock Option Agreement between Health Card and James Bigl dated April 30. 2002 (12)
10.33    Stock Option Agreement between Health Card and James Bigl dated June 26, 2002 (12)
10.34    Stock Option Agreement between Health Card and James Bigl dated July 22, 2003 (12)
10.35    Employment Agreement dated October 14, 2002 between Health Card and Bert Brodsky (12)
10.36    Employment Agreement dated November 20, 2002 between Health Card and Agnes Hall (12)
10.37    Stock Option Agreement between Health Card and Agnes Hall dated January 8, 2001 (12)
10.38    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated January 8, 2001 (12)
10.39    Stock Option Agreement between Health Card and Agnes Hall dated August 10, 2001 (12)
10.40    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated August 10, 2001 (12)
10.41    Stock Option Agreement between Health Card and Agnes Hall dated December 4, 2001 (12)
10.42    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated December 4, 2001(12)
10.43    Stock Option Agreement between Health Card and Agnes Hall dated July 31, 2002 (12)
10.44    Amendment to Stock Option Agreement between Health Card and Agnes Hall dated July 31, 2002 (12)
10.45    Stock Option Agreement between Health Card and Agnes Hall dated August 1, 2003 (12)
10.46    First Amendment dated November 6, 2002 to Employment Agreement between Health Card and David Gershen (12)
10.47    Stock Option Agreement between Health Card and David Gershen dated February 20, 2001 (12)
10.48    Stock Option Agreement between Health Card and David Gershen dated September 24, 2001 (12)
10.49    Stock Option Agreement between Health Card and David Gershen dated August 1, 2002 (12)
10.50    Stock Option Agreement between Health Card and David Gershen dated August 1, 2003 (12)
10.51    First Amendment dated November 6, 2002 to Employment Agreement between Health Card and Tery Baskin (12)
10.52    Stock Option Agreement between Health Card and Tery Baskin dated July 20, 2000 (12)
10.53    Stock Option Agreement between Health Card and Tery Baskin dated August 10, 2001 (12)
10.54    Stock Option Agreement between Health Card and Tery Baskin dated August 1, 2002 (12)
10.55    Stock Option Agreement between Health Card and Tery Baskin dated September 19, 2002 (12)
10.56    Stock Option Agreement between Health Card and Tery Baskin dated August 1, 2003 (12)
10.57    Employment Agreement between Health Card and Patrick McLaughlin dated January 29, 2002 (12)
10.58    Stock Option Agreement between Health Card and Patrick McLaughlin dated January 29, 2002 (12)
10.59    Stock Option Agreement between Health Card and Patrick McLaughlin dated August 1, 2003 (12)
10.60    Amendment to Stock Option Agreement dated January 29, 2002 between Health Card and Patrick McLaughlin (12)
10.61    Stock Option Agreement between Health Card and Gerald Angowitz dated November 20, 2000 (12)
10.62    Stock Option Agreement between Health Card and Gerald Angowitz dated February 20, 2001 (12)
10.63    Stock Option Agreement between Health Card and Gerald Angowitz dated April 9, 2003 (12)
10.64    Stock Option Agreement between Health Card and Kenneth J. Daley dated November 20, 2000 (12)
10.65    Stock Option Agreement between Health Card and Kenneth J. Daley dated February 20, 2001 (12)
10.66    Stock Option Agreement between Health Card and Kenneth J. Daley dated April 9, 2003 (12)
10.67    Stock Option Agreement between Health Card and Ronald L. Fish dated November 20, 2000 (12)
10.68    Stock Option Agreement between Health Card and Ronald L. Fish dated February 20, 2001 (12)
10.69    Stock Option Agreement between Health Card and Ronald L. Fish dated April 9, 2003 (12)
10.70    Stock Option Agreement between Health Card and Paul J. Konigsberg dated November 20, 2000 (12)
10.71    Stock Option Agreement between Health Card and Paul J. Konigsberg dated February 20, 2001 (12)
10.72    Stock Option Agreement between Health Card and Paul J. Konigsberg dated April 9, 2003 (12)
10.73    Stock Option Agreement between Health Card and Bert E. Brodsky dated February 20, 2001 (12)
10.74    Stock Option Agreement between Health Card and Gerald Shapiro dated February 20, 2001 (12)
10.75    Lease dated November 1, 2002 between B/A Airport Park Solutions, LLC and Health Card (12)
10.76    Lease Addendum dated March 10, 2003 between B/A Airport Park Solutions, LLC and Health Card (12)
10.77    Lease Agreement dated November 18, 2002 between Sunbeam Development Corporation and
         NMHCRx Mail Order, Inc. (12)
10.78    Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development
         Corporation and NMHCRx Mail Order, Inc. (12)
10.79    AmerisourceBergen Prime Vendor Agreement, dated July 21, 2003 between NMHCRx Mail Order, Inc.
         d/b/a NMHCMail and AmerisourceBergen Drug Corporation (12)
10.80    Sixth Amendment to Employment Agreement, dated October, 30, 2003, by and between
         National Medical Health Card Systems, Inc. and James J. Bigl
10.81    Release, dated October 30, 2003, by Sandata Technologies, Inc. and Sandsport, Inc.
10.82    Amendment to Lease Agreement, dated as of October 23, 2003, by and among BFS Realty, LLC and National Medical Health Card Systems, Inc.
10.83    Lease Agreement, dated August 1, 2001, between Brodsky Sibling Realty
         Juniper Road, LLC and National Medical Health Card Systems, Inc.
10.84    Lease Agreement (30 Sea Cliff), dated May 1, 2002, between Living in Style, LLC and National Medical Health Card Systems, Inc.
10.85    Amendment to Lease Agreement (30 Sea Cliff), dated as of October 30,
         2003, between Living in Style, LLC and National Medical Health Card
         Systems, Inc.
10.86    Lease Agreement (32 Sea Cliff), dated May 1, 2002, between Living in Style, LLC and National Medical Health Card Systems, Inc.
10.87    Amendment to Lease Agreement (32 Sea Cliff), dated as of October 30,
         2003, between Living in Style, LLC and National Medical Health Card
         Systems, Inc.
10.88    Second Amendment to Employment Agreement, dated October 30, 2003, by and between National Medical Health  Card Systems, Inc. and Bert E. Brodsky
14.      Code of Ethics (12)
21.      List of Subsidiaries (12)
23.1     Consent of Ernst & Young LLP to the incorporation by reference in the
         Registration Statement on Form S-8 (File No. 333-8224) of its report dated
         September 5, 2003.
23.2     Consent of Goldstein Golub Kessler LLP to the incorporation by reference in the
         Registration Statement on Form S-8 (File No. 333-8224) of its report dated August 31, 2003.
31.1     Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2     Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
31.3     Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.4     Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1     Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act
32.2     Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act
32.3     Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act
32.4     Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act


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

        NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
-------------------------------------------------------------------------------
        (Registrant)

By   /s/  James J. Bigl
   -----------------------------------------------------------------------------
        James J. Bigl, Chief Executive Officer, Principal Executive Officer
                        and Director
Date: May 14, 2004

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