Form 10-Q
period 2004-03-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2004-05-14
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the quarterly period ended               March 31, 2004
                               -------------------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                         to
                               -----------------------    ----------------------

                        Commission file number 000-26749

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

   Delaware                                                  11-2581812
--------------------------------------------------------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

 26 Harbor Park Drive, Port Washington, NY                             11050
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number, Including Area Code        (516) 626-0007
                                                   ----------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check whether the registration is an accelerated filer
 (as  defined  in  Rule  12b-2  of  the  Exchange Act.)    Yes        No  X
                                                             -----     -----

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
Yes                        No
     -------------             -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         The number of shares outstanding of the issuer's Common Stock, as of May 11, 2004 was 4,214,060 shares.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES



                                                     INDEX                                            Page

                FORWARD-LOOKING STATEMENTS                                                              3

PART I        -   FINANCIAL INFORMATION                                                                 4
------            ---------------------

ITEM 1        -   CONDENSED FINANCIAL STATEMENTS:                                                       4

                  CONSOLIDATED BALANCE SHEET as of                                                      4
                  March 31, 2004 (unaudited) and June 30, 2003
                  CONSOLIDATED STATEMENT OF INCOME (unaudited)                                          5
                  for the three months and nine months ended March 31, 2004 and 2003

                  CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)                                      6
                  for the nine months ended March 31, 2004 and 2003

                  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  7


ITEM 2        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                    19
                  CONDITION AND RESULTS OF OPERATIONS

ITEM 3        -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                                       34
                  MARKET RISK

ITEM 4    -       CONTROLS AND PROCEDURES                                                              34

PART II       -   OTHER INFORMATION                                                                    35
-------           -----------------

ITEM 1        -   LEGAL PROCEEDINGS                                                                    35

ITEM 2        -   CHANGES IN SECURITIES AND, USE OF PROCEEDS AND                                       35
                  ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 3        -   DEFAULTS UPON SENIOR SECURITIES                                                      36

ITEM 4        -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  36

ITEM 5        -   OTHER INFORMATION                                                                    38

ITEM 6        -   EXHIBITS AND REPORTS ON FORM 8-K                                                     38



           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES


Forward Looking Statements

     When used herein, the words "may," "could," "estimate," "believe," "anticipate," "think," "intend," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and other factors, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. For a discussion of such risks and uncertainties, including risks relating to pricing, competition in the bidding and proposal process, our ability to consummate contract negotiations with prospective clients, dependence on key members of management, government regulation, acquisitions and affiliations, the market for PBM services, and other factors, readers are urged to carefully review and consider various disclosures made by National Medical Health Card Systems, Inc. ("Health Card" or the "Company") which attempt to advise interested parties of the factors which affect Health Card's business, including, without limitation, the disclosures made under the caption "Business" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission on February 17, 2004.

                         PART I - FINANCIAL INFORMATION

Item 1 - CONDENSED FINANCIAL STATEMENTS
           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                                                                         March 31,             June 30,
                                                                                           2004                  2003
                                                                                       -----------             --------
                                                                                       (Unaudited)
Assets
Current:

Cash and cash equivalents (including cash equivalent investments of $1,190
  and $1,189, respectively)                                                              $29,884                $5,222
Restricted cash                                                                            1,638                 2,383

Accounts receivable, less allowance for doubtful accounts of $2,862 and $2,014,
  respectively                                                                            65,697                52,022
  Rebates receivable                                                                      29,346                24,584
  Inventory                                                                                1,949                     -
  Due from affiliates                                                                          8                 4,165
  Deferred tax asset                                                                       2,110                 2,065
  Other current assets                                                                     2,442                 1,714
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                               133,074                92,155

  Property, equipment and software development costs, net                                 10,047                 8,239
  Intangible assets, net of accumulated amortization of $1,860 and $1,210,
    respectively                                                                           2,233                 2,291
  Goodwill                                                                                58,574                53,669
  Other assets                                                                               323                   386
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                    $  204,251            $  156,740
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Liabilities, Redeemable Preferred Equity, and Common Stockholders' (Deficiency)
  Equity
Current Liabilities:

  Accounts payable and accrued expenses                                               $  136,155            $  106,675
  Revolving credit facility and loans payable-current                                         36                15,683
  Current portion of capital lease obligations                                               436                   481
  Due to officer/stockholder                                                                   -                 1,117
  Income taxes payable                                                                     3,232                   629
  Other current liabilities                                                                   39                   137
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                           139,898               124,722

  Capital lease obligations, less current portion                                             13                   327
  Long term loans payable and other liabilities                                            2,030                 1,020
  Deferred tax liability                                                                   1,890                 2,245
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                   143,831               128,314
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Redeemable Preferred Equity:

  Redeemable, convertible preferred stock $.10 par value; 15,000,000 and
    10,000,000 shares authorized, 6,956,522 and none issued and outstanding,              75,279                     -
    respectively

Common Stockholders' (Deficiency) Equity:

  Common stock, $.001 par value, 35,000,000 and 25,000,000 shares authorized,
    8,224,011 and 7,812,907 shares issued, 3,584,111 and 7,621,907 outstanding,
    respectively                                                                              4                     8
  Additional paid-in-capital                                                             97,663                15,027
  Retained earnings                                                                     (60,652)               14,135
  Treasury stock at cost, 4,639,900 and 191,000 shares, respectively                    (51,874)                 (744)
 --------------------------------------------------------------------------------------------------------------------------
     Total common stockholders' (deficiency) equity                                     (14,859)               28,426
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total Liabilities, Redeemable Preferred Equity, and Common
       Stockholders' (Deficiency) Equity                                             $  204,251            $  156,740
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


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                                       Three months ended                 Nine months ended
                                                                              March 31,                       March 31,
                                                                          2004           2003           2004           2003
                                                                          ----           ----           ----           ----

Revenue (includes co-payments collected of $901, $0, $1,061 and $0, respectively; and excludes co-payments retained by the pharmacies
  of $52,651, $46,000, $150,171 and $120,333, respectively)            $159,725       $126,538       $474,450       $424,869

Cost of claims (excludes co-payments retained by the
  pharmacies of $52,651, $46,000, $150,171 and $120,333,
  respectively)                                                        $142,909       $114,713       $428,441       $390,509
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                             16,816         11,825         46,009         34,360

Selling, general and administrative expenses                             14,182          8,672         36,551         25,690
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Operating income                                                          2,634          3,153          9,458          8,670

Other income (expense):
Interest expense                                                           (114)          (310)          (519)          (941)
Interest income                                                             111             60            173            187
Other income, net                                                            10             38             90            115
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                                              7           (212)          (256)          (639)
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                  2,641          2,941          9,202          8,031
Provision for income taxes                                                1,077          1,206          3,773          3,293
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                              $ 1,564        $ 1,735        $ 5,429        $ 4,738
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Beneficial conversion feature                                            80,000              -         80,000              -
Preferred stock cash dividend                                               199              -            199              -
Accretion of transaction expenses                                            17              -             17              -
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Net (loss) income available to common shareholders                     $(78,652)       $ 1,735      $(74,787)       $  4,738
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
(Loss) earnings per common share:
  Basic                                                                  (11.17)        $ 0.23      $  (9.99)         $ 0.62
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
  Diluted                                                                (11.17)        $ 0.22      $  (9.99)         $ 0.59
-------------------------------------------------------------------- - ----------- -- ----------- -- ----------- -- -----------
-------------------------------------------------------------------- - ----------- -- ----------- -- ----------- -- -----------
Weighted average number of common shares outstanding:
  Basic                                                                   7,044          7,611          7,485          7,582
-------------------------------------------------------------------- - ----------- -- ----------- -- ----------- -- -----------
-------------------------------------------------------------------- - ----------- -- ----------- -- ----------- -- -----------
  Diluted                                                                 7,044          8,067          7,485          8,024
-------------------------------------------------------------------- - ----------- -- ----------- -- ----------- -- -----------
-------------------------------------------------------------------- - ----------- -- ----------- -- ----------- -- -----------
      See accompanying condensed notes to consolidated financial statements



           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                               Nine months ended
                                                                                                   March 31,
                                                                                          2004                          2003
Cash flows from operating activities:                                                     ----                          ----
           Net income                                                               $    5,429                      $  4,738
             Adjustments to reconcile net income to net cash
              provided by operating activities:

                Depreciation and amortization                                            4,135                         3,258
                Amortization of deferred gain                                             (333)                         (102)

                Net gain on disposal of capital assets                                     316                           (13)
                Provision for doubtful accounts                                            847                           257
                Compensation expense accrued to officer/stockholder                         37                           418
                Deferred income taxes                                                     (400)                            -
                Interest accrued on stockholders'/affiliate's loans                          -                           (84)
             Changes in assets and liabilities, net of effect from acquisitions:
                Restricted cash                                                            745                           153
                Accounts receivable                                                    (13,633)                        6,258
                Rebates receivable                                                      (4,762)                       (4,426)
                Inventory                                                               (1,410)                            -
                Other current assets                                                      (727)                       (1,028)
                Due to/from affiliates                                                     235                          (380)
                Other assets                                                               (81)                          (19)
                Accounts payable and accrued expenses                                   26,172                        (1,579)
                Income taxes payable and other current liabilities                       2,502                          (377)
                Other long term liabilities                                              1,343                           279
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               20,415                         7,353
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
             Capital expenditures                                                       (5,550)                       (1,349)
             Repayment of loan from affiliate                                            2,660                             -
             Repayment of loan from officer                                                107                             -
             Proceeds from disposal of capital assets                                        -                            22
             Acquisition of Integrail                                                      (13)                       (1,472)
             Acquisition of PAI                                                              -                        (1,000)
             Acquisition of PPP, net of cash acquired                                   (3,658)                            -
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (6,454)                       (3,799)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
             Proceeds from exercise of stock options                                     2,632                           418
             Proceeds from issuance of preferred stock, net of offering costs           75,262                             -
             Purchase of treasury stock in tender offer including related costs        (51,130)                            -
             Repayment of convertible note offering                                          -                        (8,000)
             Proceeds from revolving credit facility                                   624,095                       512,150
             Repayment of revolving credit facility                                   (639,723)                     (504,459)
             Payment of preferred stock dividends                                         (199)                            -
             Deferred financing costs                                                      143                           136
             Repayment of debt and capital lease obligations                              (379)                         (628)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                     10,701                          (383)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                               24,662                          3,171
Cash and cash equivalents at beginning of period                                         5,222                          1,768
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $  29,884                      $   4,939
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

1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc. (the "Company" or "Health Card") and its wholly owned subsidiaries, Pharmacy Associates, Inc. ("PAI"), Interchange PMP, Inc. ("PMP"), Centrus Corporation ("Centrus"), National Medical Health Card IPA, Inc. ("IPA"), Specialty Pharmacy Care, Inc. ("Specialty"), Integrail, Inc. ("Integrail"), NMHCRX Mail Order, Inc. ("Mail Order"), NMHCRX Contracts, Inc. ("Contracts"), Ascend Specialty Pharmacy Services, Inc. (See Note 4) ("Ascend") and PBM Technology Inc. ("PBM Tech"). Also included on a consolidated basis are the accounts of NMHC Funding, LLC ("Funding"), a limited liability company of which the Company and its subsidiaries are the owners of all of the membership interests. Unless the context otherwise requires, references herein to the "Company" or "Health Card" refer to the Company and its subsidiaries, on a consolidated basis. All material inter-company balances and transactions have been eliminated in consolidation.

     The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of the Company's management, the March 31, 2004 and 2003 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K, as amended, for the year ended June 30, 2003. The results of operations for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the full year.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K, as amended, for the year ended June 30, 2003 (the "Annual Report").

2. STOCK-BASED COMPENSATION


     Pro forma information regarding net loss applicable to common stockholders is required by SFAS 123, "Accounting for Stock-Based Compensation," which also requires that the information be determined as if the Company has accounted for its stock options under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for these options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants in the nine months ended March 31, 2003 and 2004: no dividend yield, weighted-average expected life of the option of five years, risk-free interest rate ranges of 2.81% to 2.83% and a volatility of 83.2%, and 76.5%, respectively for all grants. The weighted-average value of options granted is $8.32, and $13.21 for the nine months ended March 31, 2003 and 2004, respectively.

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

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                                   Three Months Ended March 31,
                                                              ----------------------------------------
                                                              ----------------------------------------
                                                                  2004                      2003
                                                                  ----                      ----
     Reported net (loss) income available to
       common shareholders                                   $  (78,652)            $      1,735
     Stock compensation expense included in net
       (loss) income available to common
       shareholders                                                 200                        -
     Pro forma compensation expense                                (652)                    (423)
                                                              ---------                    ------
     Pro forma net (loss) income available to
       common shareholders                                  $  (79,104)             $      1,312
     Pro forma (loss) earnings per share:
       Basic                                               $    (11.23)             $       0.17
       Diluted                                             $    (11.23)             $       0.16



                                                                          Nine Months Ended March 31,
                                                          ---------------------------------------------------
                                                          ---------------------------------------------------
                                                                    2004                     2003
                                                                    ----                     ----
     Reported net (loss) income available to
       common shareholders                                   $   (74,787)                $  4,738
     Stock compensation expense included in net
       (loss) income available to common shareholders                200                        -
     Pro forma compensation expense                               (1,636)                  (1,215)
                                                              -----------                ---------
     Pro forma net (loss) income available
       to common shareholders                                $   (76,223)                 $ 3,523
     Pro forma (loss) earnings per share:
       Basic                                                   $  (10.18)                 $  0.46
       Diluted                                                 $  (10.18)                 $  0.44


3. NEW MOUNTAIN TRANSACTION


     The Company entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the "purchase agreement"). Pursuant to the purchase agreement, the Company agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of series A preferred stock at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80,000. On March 19, 2004, the Company completed the sale of the series A preferred stock to New Mountain Partners and used approximately $49,000 of the proceeds of the sale of the series A preferred stock to fund the purchase price for a tender offer of 4,448,900 shares of the Company's outstanding common stock at $11.00 per share (collectively, the "New Mountain Transaction"). Prior to the closing of the New Mountain Transaction, Bert E. Brodsky, the former chairman of the board of directors, and certain stockholders related to him, held (assuming the exercise of 300,000 options held by Mr. Brodsky, which occurred in April 2004), in the aggregate, approximately 59% of the Company's outstanding common stock and had agreed to tender 4,448,900 shares, or approximately 54% of the Company's outstanding common stock, held by them, into the tender offer. No other shareholders tendered shares in the offer.

     Following the completion of the tender offer, and assuming the exercise of 300,000 options held by Mr. Brodsky, which occurred in April 2004, New Mountain Partners owned securities at March 19, 2004 that were initially convertible into approximately 64% of the Company's issued and outstanding common stock and prior to conversion of the series A preferred stock were entitled to cast that number of votes that is equal to approximately 60% of the Company's aggregate voting power. Following the closing of the New Mountain Transaction, New Mountain Partners were entitled to and did nominate and elect 60% of the members of the Company's board of directors.

     The Company used the remaining proceeds from the issuance and sale of the series A preferred stock of approximately $24,000, excluding expenses related to the closing of the New Mountain Transaction, for the PBM acquisition described in Note 12 - Subsequent Events and for working capital purposes.

     The preferred stock provides for an initial annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary of issuance. The preferred stock is convertible into common stock at a price of $11.50 per share of common stock, or an aggregate of approximately 7 million shares of the Company's common stock.

     The series A preferred stock may be redeemed at the Company's option subsequent to the fourth anniversary of its issuance, subject to certain conditions. After the tenth anniversary of the issuance of the series A preferred stock, each holder of shares of series A preferred stock may require the Company to redeem all or a part of that holder's shares of series A preferred stock.

     Upon the closing of the New Mountain Transaction, the Company recorded a non-recurring, non-cash charge to net income available to holders of the Company's common stock for a beneficial conversion feature related to the series A preferred stock, which is convertible into the Company's common stock at $11.50 per share. Such non-cash charge reflects the difference between the fair market value of the Company's common stock on the date of the closing of the New Mountain Transaction and the effective conversion price of $11.29 (after deducting the closing payment of $1,450 payable to New Mountain Partners) multiplied by 6,956,552, the number of shares of the Company's common stock into which the series A preferred stock held by New Mountain Partners is convertible. The maximum amount of the beneficial conversion feature is $80,000, which is the purchase price of the series A preferred stock.

4. BUSINESS ACQUISITIONS

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

     The purchase price for the stock of PPP was $3,150. At the time of acquisition, PPP had approximately $1,664 of assets which included $177 of cash, $889 of accounts receivable, $539 of inventory and $59 of property and equipment. PPP also had approximately $1,423 of liabilities which included $609 of bank debt, which was paid off at closing, and $814 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of PPP's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $2,986, which consists of the following components: (i) customer relationships valued at $295, which will be amortized over seven (7) years; (ii) employment and non-compete agreements valued at $100 each, which will be amortized over four (4) years;
(iii) the Portland Professional Pharmacy trade name valued at $100 which will be amortized over four (4) years; and (iv) goodwill of $2,391, which will not be amortized for book purposes per SFAS 142. For tax purposes, the Company has made an election which will allow it to amortize the goodwill and other intangibles over fifteen years. In addition, the Company agreed to pay to the PPP Shareholders up to $7,000 over a three-year period if the PPP business achieved certain financial targets. To date, $499 has been earned and accrued.

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

     The Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement"), dated as of January 29, 2002, with HSL, HSL Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("Sub"), and the security holders of HSL named therein, pursuant to which the Company agreed to acquire certain assets of HSL relating to the pharmacy benefit management business (PBM) conducted by HSL under the name "Centrus" (the "Centrus Acquisition"). The aggregate purchase price of the Centrus Acquisition was $40,000 in cash. The Company acquired approximately $1,400 of HSL's assets which included $900 of property and equipment and $500 of software. The Company also agreed to assume approximately $1,400 of HSL's liabilities relating to the Centrus business which included $1,100 of rebates due to sponsors, $100 of capital leases, and $200 of miscellaneous payables. The Centrus Acquisition was accounted for under the purchase method of accounting and the results of Centrus' operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $40,672, which consists of the following components: (i) customer relationships valued at $2,415, which will be amortized over five (5) years; (ii) an employment agreement valued at $83, which will be amortized over two (2) years: (iii) non-compete contracts valued at $76, which will be amortized over four (4) years; and (iv) goodwill of $38,098 which will not be amortized for book purposes per SFAS 142. For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. In addition, the Company has agreed to pay HSL as additional purchase price up to $4,000 over a period of three (3) years if the acquired Centrus business achieves certain financial performance targets during the two-year period following the Closing. The financial performance targets were achieved during the first two years and $4,000 has been earned. Of this amount, $1,000 was paid in May 2003, $2,000 was paid in May 2004, and another $1,000 will be paid in May 2005.

     On January 29, 2002, the Company and certain of its subsidiaries entered into a $40,000 secured revolving credit facility (the "Facility") with HFG Healthco-4 LLC, a specialty finance company. In connection with the Facility, the Company and certain of its subsidiaries have agreed to transfer, on an on-going basis, their accounts receivable to Funding. Funding utilizes those receivables as collateral to secure borrowings under the Facility. The Facility has a three year term, provides for borrowings of up to $40,000 at the London InterBank Offered Rate (LIBOR) plus 2.40% (3.49% at March 31, 2004) and is secured by receivables and other assets of the Company and certain of its subsidiaries as defined. Borrowings of $28,700 under the Facility were used to finance part of the purchase price of the Centrus Acquisition and will also be used by the Company and certain of its subsidiaries for working capital purposes and future acquisitions in support of its business plan. The outstanding balance as of March 31, 2004 was approximately $34, which was all classified as short-term debt. The Facility requires the Company to remain in compliance with certain financial and other covenants. The financial maintenance covenants include: 1) consolidated net worth (total assets less total liabilities), 2) consolidated tangible net worth (consolidated net worth less intangible assets),
3) quarterly EBITDA, 4) accounts receivable turnover (revenue divided by accounts receivable), 5) debt to consolidated net worth, 6) current assets to current liabilities, 7) consolidated interest coverage ratio (EBITDA less capital expenditures divided by interest expense, 8) annual capital expenditures, and 9) debt service coverage (EBITDA divided by interest expense plus short-term debt excluding borrowings under the Facility). Other covenants under the Facility restrict the Company's ability to pay dividends, incur senior debt, and sell assets other than in the ordinary course. The Company was in compliance with all covenants at March 31, 2004.

     The summarized unaudited pro forma results of operations set forth below for the three and nine months ended March 31, 2004 and 2003 assumes the Integrail and PPP acquisitions had occurred as of the beginning of these periods.



                                                            Three Months Ended                Three Months Ended
                                                              March 31, 2004                    March 31, 2003
                                                              --------------                    --------------
 Revenue                                                     $    159,725                      $       131,184
 Net (loss) income available to common
   shareholders                                              $    (78,652)                     $         1,734
 (Loss) earnings per common share:
   Basic                                                     $     (11.17)                     $          0.23
   Diluted                                                   $     (11.17)                     $          0.21
 Pro forma weighted-average number of common shares outstanding:
   Basic                                                            7,044                                7,611
   Diluted                                                          7,044                                8,067

                                                            Nine Months Ended                 Nine Months Ended
                                                              March 31, 2004                    March 31, 2003
                                                              --------------                    --------------
 Revenue                                                    $     475,789                       $    436,684
 Net (loss) income available to common
   shareholders                                             $     (74,811)                      $      3,036
 (Loss) earnings per common share:
   Basic                                                    $       (9.99)                      $       0.40
   Diluted                                                  $       (9.99)                      $       0.38
 Pro forma weighted-average number of
 common shares outstanding:
   Basic                                                            7,485                              7,582
   Diluted                                                          7,485                              8,024

     This pro forma financial information is presented for information purposes only. Pro forma adjusted net (loss) income per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of the acquired entity and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.

     The change in the carrying amount of goodwill for the nine months ended March 31, 2004 is as follows:



Balance as of July 1, 2003                                        $ 53,669
PPP acquisition                                                      2,391
PPP additional consideration earned                                    499
Centrus additional consideration earned                              2,000
Integrail final valuation                                               15
                                                              -------------

Balance as of March 31, 2004                                      $ 58,574
                                                                  ========

     Approximately   $50,701  of  the  Company's  March  31,  2004  goodwill  is deductible for income tax purposes on a straight-line basis over 15 years.

5. STOCK OPTIONS

     During the nine months ended March 31, 2004, the Company granted 552,029 stock options and 90,614 stock options were cancelled for a net of 461,415 stock options under the 1999 Stock Option Plan (the "Plan"). The options granted during this period are exercisable at prices ranging from $9.75 to $26.84 and terminate five to ten years from the grant date. The total number of shares of common stock reserved by the Company for issuance under the Plan is 4,850,000 (the Company's shareholders approved on March 18, 2004 the increase in options under the Plan from 2,850,000 to 4,850,000 - See Part II - Item 4 - No. 4) plus an indeterminable number of shares of common stock issuable pursuant to the anti-dilution provisions of the Plan or upon the exercise of "reload options." There are no options outstanding that contain the "reload" provision. Shares issuable pursuant to options granted under the Plan as of March 31, 2004 equal 2,076,192, net of 743,253 options exercised to date.


6. EARNINGS PER SHARE

A reconciliation of shares used in calculating basic and diluted earnings per share follows:


                                                                                 Three Months Ended March 31,
                                                                             -------------------------------------
                                                                             -------------------------------------
                                                                                    2004               2003
                                                                                    ----               ----
   Basic                                                                          7,043,809          7,610,907
   Effect of assumed exercise of employee stock options                                   -            455,675
   Effect of assumed exercise of warrants                                                 -                  -
                                                                                 ----------          ----------
                                                                                                             -
   Diluted weighted average number of shares outstanding                          7,043,809          8,066,582
                                                                                  =========          =========

                                                                                 Nine Months Ended March 31,
                                                                             -------------------------------------
                                                                             -------------------------------------
                                                                                      2004             2003
                                                                                      ----             ----
   Basic                                                                          7,484,757          7,581,874
   Effect of assumed exercise of employee stock options                                   -            442,466
   Effect of assumed exercise of warrants                                                 -                  -
                                                                                 ----------          ---------

   Diluted weighted average number of shares outstanding                          7,484,757          8,024,340
                                                                                  =========          =========

     Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options, warrants and preferred stock) outstanding during the period. Diluted net loss per common share for the three and nine months ended March 31, 2004 is computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding of approximately 2,316,582 and 1,340,654, respectively, as their effect is anti-dilutive.


7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                                        March 31,           June 30,
                                                                           2004               2003
                                                                         -------            -------
Claims payable                                                        $   92,773           $ 76,195
Rebates payable to sponsors                                               32,819             24,082
Trade payables, accrued expenses and other payables                       10,563              6,398
                                                                        --------           ---------
                                                                      $  136,155          $ 106,675
                                                                        ========           ========


8. RELATED PARTY TRANSACTIONS

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

     General and administrative expenses related to transactions with affiliates included in the statement of income were $190 for the three months ended March 31, 2004 and $269 for the three months ended March 31, 2003. Included in the statement of income for the nine months ended March 31, 2004 and 2003 were general and administrative expenses related to transactions with affiliates of $668 and $789, respectively.

     Amounts due from affiliates at June 30, 2003 included a note from a company affiliated by common ownership. As of March 31, 2004, the entire balance due from this affiliate, including accrued interest, was paid. This note bore interest at 8.5% per annum, payable quarterly. The note was collateralized by 1,022,758 shares of $.001 par value common stock of the Company registered in the name of the Company's former Chairman of the Board and was secured by his personal guarantee.

     On February 8, 2001, the President gave to the Company his Promissory Note in the amount of $34 as evidence of the loan. On April 12, 2002, the Promissory Note was amended and the Company agreed to increase the loan to $100. The loan bore interest at 8%, and was due on April 25, 2003. The interest rate was lowered effective July 1, 2002 to the rate at which the Company borrows money. The repayment obligation under the Promissory Note, including accrued interest has been satisfied through a set-off from the bonus paid to the President in July 2003 as part of his annual compensation.

     In connection with a potential bonus, to be earned pursuant to an employment agreement dated September 30, 2002, between the former president of the Company's mail order operations and the Company, the Company loaned him $250 as an advance against the potential bonus. The loan was evidenced by a promissory note made in favor of the Company. The loan bore an interest rate of 9% and was due and payable on September 30, 2003 in the event the bonus was not earned. A bonus has been paid and the loan repaid as of January 2004.

     The Company currently occupies office space at 26 Harbor Park Drive, Port Washington, New York 11050 (the "Leased Premises"). The Company subleases the Leased Premises from an affiliate of the former Chairman of the Board (the "Affiliate"). The Affiliate has the right to purchase the Leased Premises from the landlord upon expiration of this lease in March 2005 for a purchase price of $1. The Affiliate subleases a portion of the Leased Premises to the Company (the "Lease"). Additional space is currently being built in the Leased Premises which will allow the Company to reconfigure its existing space and to move all of its employees in Port Washington into contiguous space. As of October 23, 2003, the Company and the Affiliate amended the Lease. Effective when the space is ready for occupancy, the Company will lease additional square footage in the Leased Premises. The total square footage leased by the Company at that time will be 37,108. The annual rent will then be $580 per annum plus expenses related to real estate taxes, utilities and maintenance which are paid directly to the entities to whom payment must be made. Annual rent increases will be based upon the Consumer Price Index plus 2.5% subject to a maximum annual cap of 3.5%. The lease expires ten years from the occupancy date. In addition, the Company has early termination rights which it may exercise by delivery of a notice to the landlord 60 days prior to the end of the December 31, 2008 lease year. In consideration of such early termination rights, the Company would pay to the Affiliate the rent that would otherwise be payable by the Company to the Affiliate for the succeeding 30 months, subject to adjustments if the Affiliate is able to lease the Leased Premises to another party during said 30 month period. Leasehold improvements made to this facility were $1,421 during the nine months ended March 31, 2004.

9. MAJOR CUSTOMERS AND PHARMACIES

     For the three and nine months ended March 31, 2004, approximately 42% and 41%, respectively, of the consolidated revenue of the Company was from two plan sponsors, MVP Health Plan, Inc. and Boston Medical Center HealthNet,
administering multiple plans. For the three months ended March 31, 2003, approximately 32% of the consolidated revenue of the Company was from one plan sponsor administering multiple plans. For the nine months ended March 31, 2003 approximately 39% of the consolidated revenue of the Company was from two plan sponsors administering multiple plans. Amounts due from the two sponsors as of March 31, 2004 approximated $12.3 million.

     For the three months ended March 31, 2004 approximately 23% of cost of claims was from two pharmacy chains. For the three months ended March 31, 2003, approximately 18% of the cost of claims was from one pharmacy chain. For the nine months ended March 31, 2004 and March 31, 2003, approximately 17% and 21%, respectively, of cost of claims were from one pharmacy chain. Amounts payable to the two pharmacy chains at March 31, 2004 were approximately $16.9 million.

10. SUPPLEMENTAL CASH FLOW INFORMATION

     During the nine months ended March 31, 2004 and March 31, 2003, the Company paid $519 and $887 in interest and $1,566 and $2,611 in income taxes, respectively. In a non-cash transaction, the Company issued 41,668 shares of its common stock, valued at $250, as additional compensation to the shareholders of PAI in August 2002.

11.      LITIGATION

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plan Inc. ("MHP" or "Midwest") in the United States District Court for the Eastern District of Michigan. The amended complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached its fiduciary duties by making a profit. MHP is seeking $3 million dollars in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2.8 million based on Midwest's failure to pay under a contract. In late June 2002, Midwest agreed to make two payments in the amount of $1.34 million and $1.36 million to partially settle the Company's claims against Midwest. Midwest has now added a fiduciary duty claim. The Company continues to have counterclaims totaling over $200,000 against Midwest for Midwest's failure to pay the amounts it had agreed to pay Health Card for goods and services. The Company argued its motion for partial summary judgment and motion to dismiss the fiduciary duty claim in February, 2004 and is currently awaiting the court's decision on such motions. The court has not set a trial date. The Company intends to vigorously defend the action. The Company is unable to provide an estimate of any particular loss, if any, which may be associated with the MHP claims.

12. SUBSEQUENT EVENTS

     On April 1, 2004, the Company entered into an Asset Purchase Agreement with Inteq PBM, LP, a Texas limited partnership (the "Purchaser"), The INTEQ-RX Group, LLP and certain other owners named therein (together with The INTEQ-RX Group, LLP, the "The Inteq Group"), pursuant to which the Company agreed to acquire certain assets of the The Inteq Group relating to the pharmacy benefit management business (the "Inteq Acquisition"). The aggregate purchase price of the Inteq Acquisition was $31,500 in cash. In addition, the Company has agreed to pay The Inteq Group as additional purchase price up to $4,200 over a period of one year if the acquired PBM business achieves certain financial performance targets during the one-year period following the closing. Funds for the Inteq Acquisition were supplied from proceeds from the New Mountain Transaction and from the Company's revolving credit facility (See Note 4).

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Revenue increased $33.2 million, or approximately 26%, from $126.5 million for the three months ended March 31, 2003, to $159.7 million for the three months ended March 31, 2004. Revenue recognized for contracts recorded on a gross revenue basis was $126.1 million for the three months ended March 31, 2003 and $158.9 million for the three months ended March 31, 2004. Revenue recognized for contracts recorded on a net revenue basis was $0.4 million for the three months ended March 31, 2003 and $0.8 million for the three months ended March 31, 2004. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. Health Card includes in revenue only those co-payments collected in its mail order facility in Miramar, Florida. For the three months ended March 31, 2004, there was approximately $901,000 of co-payments included in revenue versus zero for the three months ended March 31, 2003. Co-payments retained by pharmacies on prescriptions filled for Health Card's members and not included in Health Card's revenue were $52.7 million and $46.0 million, for the three months ended March 31, 2004 and 2003, respectively.

     Of the $33.2 million increase in revenue in the three months ended March 31, 2004, $4.6 million was due to the inclusion of PPP which was included in the revenue for the quarter ended March 31, 2004, but not in the quarter ended March 31, 2003. Another approximate $24.7 million of the increase was due to revenue related to new sponsors or new services offered during the quarter ended March 31, 2004 excluding contracts recorded on a net revenue basis. An additional increase of approximately $27.9 million was attributable to other existing sponsors related to, among other things, higher costs for pharmaceuticals, availability of new drugs, plan participant growth and an increase in the average number of claims per plan participant, as well as changes in other miscellaneous revenue items. These revenue increases were offset by revenue decreases related to the termination of existing customer contracts leading to a reduction in revenue of approximately $21.6 million. In addition, there was an approximate $2.4 million increase in the amount of rebates paid out to the Company's customers which has the effect of reducing revenue.

     Cost of claims increased $28.2 million, or approximately 25%, from $114.7 million for the three months ended March 31, 2003, to $142.9 million for the three months ended March 31, 2004. PPP accounted for $3.9 million of the increase. Increases in cost of claims totaling approximately $47.7 million related to the activity of new sponsors as well as the growth in existing sponsors were partially offset by the loss of sponsors which reduced cost of claims by approximately $19.6 million. In addition, cost of claims was reduced by the fact that there was an increase of $3.8 million in gross rebates received, which is treated as a reduction in cost of claims. As a percentage of revenue, cost of claims decreased from 90.7% to 89.5% for the three months ended March 31, 2003 and March 31, 2004, respectively. The contracts the Company recognized on a net revenue basis decreased the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis. The acquisition of PPP in July 2003 also had an impact in reducing the Company's overall cost of claims as a percent of revenue as specialty pharmacy distribution typically generates lower cost of claims than a PBM.

     Gross profit increased from $11.8 million for the three months ended March 31, 2003 to $16.8 million for the three months ended March 31, 2004; a $5.0 million, or 42.2%, increase. In addition to increases in gross profit related to the increases in revenue, PPP added approximately $700,000 to gross profit and the Company's mail order distribution facility in Miramar, Florida added approximately $600,000 to gross profit. Net rebates retained by the Company added another approximate $1,500,000 to gross profit. Gross profit, as a percentage of revenue, increased from 9.3% to 10.5% for the three months ended March 31, 2003 and March 31, 2004, respectively. The contracts the Company recognizes on a net revenue basis have the effect of improving the Company's gross margin as a percentage of revenue due to the fact that recorded revenue and cost is lower since only the administrative fees related to these contracts are recorded. Competitive pressures which have led to a decline in some prices that the Company charges its sponsors, have had the effect of partially offsetting the increases in gross margin described above.

     Selling, general, and administrative expenses increased $5.5 million, or approximately 64%, from $8.7 million for the three months ended March 31, 2003 to $14.2 million for the three months ended March 31, 2004. Approximately $2.0 million, or 36%, of this increase in selling, general, and administrative expenses is related to new entities which were part of the Company in the three months ended March 31, 2004 but were not part of the Company during all of the three months ended March 31, 2003. The services provided by these entities include specialty pharmacy distribution through the Company's acquisition of PPP as of July 31, 2003 (see Note 3 of Item 1), and mail order distribution through the Company's owned facility in Miramar, Florida as of July 2003. The major components of the $2.0 million increase in expenses related to new services was:
1) salaries and benefits - approximately $826,000, 2) postage and supplies - approximately $158,000, 3) equipment rental - approximately $141,000, and 4) depreciation and amortization - approximately $130,000.

     Included in selling, general and administrative expenses for the three months ended March 31, 2004 were approximately $1,881,500 of non-recurring expenses related to the New Mountain Transaction including: 1) transaction bonuses and a severance payment totaling $1,542,500, and 2) a non-cash compensation charge of approximately $339,000 related to the acceleration of stock options for two directors who resigned upon the closing of the New Mountain Transaction.

     General and administrative expenses charged by affiliates decreased approximately $79,000, or 29%, year-over-year from approximately $269,000 to approximately $190,000 for the three months ended March 31, 2003 and March 31, 2004, respectively. The decrease reflects the Company's continuing efforts to reduce services provided by affiliates.

     Selling, general, and administrative expenses as a percent of revenue increased from 6.9% for the three months ended March 31, 2003 to 8.9% for the three months ended March 31, 2004.

     The approximate $1.9 million in non-recurring expenses related to the New Mountain Transaction, as described above, led to 1.2% of the increase in expenses as a percent of revenue. In addition, the new services described above also led to an increase in expenses as a percent of revenue, particularly mail order which led to an increase of 0.8% due to the fact that resources were required to be hired in advance of the revenue.

     For the three months ended March 31, 2003, the Company recognized other expense, net, of approximately $212,000. For the three months ended March 31, 2004, the Company recognized other income, net of approximately $7,000. The components of the approximate $219,000 increase in other income were an approximate $196,000 decrease in interest expense incurred on the Company's revolving credit facility (See Note 4 to the Financial Statements comprising
Item 1 of Part 1 of this Form 10-Q), an approximate $51,000 increase in interest income, and an approximate $28,000 decrease in other income related to the disposal of certain assets upon the move into a new facility in Portland, Maine for the Company's specialty pharmacy operations. The decrease in interest expense is primarily due to the Company's increased cash generated from operations and the fact that interest rates on the Company's revolving credit facility have declined year over year.

     Income before the provision for income taxes decreased approximately $0.3 million, or 10%, from approximately $2.9 million, for the quarter ended March 31, 2003, to approximately $2.6 million for the quarter ended March 31, 2004. The main factor leading to the decrease in income was the $1.9 million of non-recurring expenses related to the New Mountain Transaction. Excluding the New Mountain transaction expenses, the primary factors from on-going operations leading to the increase in income were the gross profit increase described above and the reduction in interest expense offset by the increase in selling, general and administrative expenses related to the new activities.

     The effective tax rate was approximately 41% for both periods presented. The tax rate of 41% represents the Company's current estimated tax rate for the full fiscal year.

     Net income for the quarter ended March 31, 2004 was approximately $1.6 million as compared to approximately $1.7 million for the quarter ended March 31, 2003; a 10% decrease. The decline in net income is primarily attributable to the non-recurring expenses related to the New Mountain Transaction. The $1.9 million of New Mountain expenses less an income tax benefit of $0.8 million led to the decline in net income year-over-year.

     There were three other charges against income (loss) available to common shareholders related to the New Mountain Transaction. These include: (i) preferred stock cash dividends - approximately $199,000. The preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80 million), which decreases to 3.5% after the fifth anniversary of issuance (See Note 3 of Part 1, Item 1). The dividend of approximately $199,000 represents the amount accrued and paid for the thirteen days from the closing of the New Mountain Transaction to March 31, 2004, (ii) beneficial conversion feature - $80 million. This non-recurring, non-cash charge represents the difference between the fair market value of the Company's common stock on the date of the closing of the New Mountain Transaction and the effective conversion price of $11.29, and which is limited to the $80 million purchase price for the preferred stock, and (iii) accretion of transaction expenses - approximately $17,000. Certain transaction costs related to the New Mountain preferred stock investment of approximately $4.7 million are deducted from net proceeds and the carrying value of the preferred stock. These transaction costs are accreted to the preferred stock carrying value over the ten-year life of the preferred stock investment. The approximate $17,000 charge for the three months ended March 31, 2004 represents accretion for thirteen days.

     After deducting these three charges from net income there was a net loss available to common shareholders of approximately $78.7 million for the three months ended March 31, 2004. Since there was a loss, diluted EPS for the three months ended March 31, 2004 equals basic EPS of ($11.17).

     While net income available to common shareholders excluding non-recurring New Mountain transaction items is not a measure of financial performance under accounting principles generally accepted in the United States, it is provided as information for investors for analysis purposes in evaluating the effect of the New Mountain transaction on net (loss) income available to common shareholders. Net income available to common shareholders excluding non-recurring transaction items is not meant to be considered a substitute or replacement for net income or net (loss) income available to common shareholders as prepared in accordance with accounting principles generally accepted in the United States. The reconciliation from net (loss) income available to common shareholders to net income available to common shareholders excluding non-recurring transaction items related to the New Mountain transaction, is as follows (all amounts are in thousands):


                                                 Three Months Ended
                                      -----------------------------------------
                                      -----------------------------------------
                                        March 31, 2004        March 31, 2003
                                      -------------------   -------------------

Net (loss) income available to
 common shareholders                        $   (78,652)           $     1,735

Add back:
Beneficial conversion feature                    80,000                      -
Transaction bonuses and
  severance payment, net of
  income tax benefit                                910                      -
Compensation charge related to
  the acceleration of directors
  options, net of income tax
  benefit                                           200                      -
                                         ----------------      ----------------
                                         ----------------      ----------------

Net income available to common
  shareholders excluding
  non-recurring New Mountain
  transaction items                          $     2,458           $     1,735
                                             ===========           ===========

Net income per common share excluding non-recurring New Mountain transaction items:
  Basic                                      $      0.35           $      0.23
  Diluted                                    $      0.29           $      0.22

Weighted average number of common shares outstanding:
   Basic                                           7,044                 7,611
   Diluted                                         8,366                 8,067


Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003

     Revenue increased $49.6 million, or approximately 12%, from $424.9 million for the nine months ended March 31, 2003, to $474.5 million for the nine months ended March 31, 2004. Revenue recognized for contracts recorded on a gross revenue basis was $424.0 million for the nine months ended March 31, 2003 and $472.6 million for the nine months ended March 31, 2004. Revenue recognized for contracts recorded on a net revenue basis was $0.9 million for the nine months ended March 31, 2003 and $1.9 million for the nine months ended March 31, 2004. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. Health Card includes in revenue only those co-payments collected in its mail order facility. For the nine months ended March 31, 2004, there was approximately $1,061,000 of co-payments included in revenue versus zero for the nine months ended March 31, 2003. Co-payments retained by pharmacies on prescriptions filled for Health Card's members and not included in Health Card's revenue were $150.2 million and $120.3 million, for the nine months ended March 31, 2004 and 2003, respectively.

     Of the $49.6 million increase in revenue in the nine months ended March 31, 2004, $11.9 million was due to the inclusion of PPP which was included in the revenue for the nine months ended March 31, 2004, but not in the nine months ended March 31, 2003. Another approximate $57.1 million of the increase was due to revenue related to new sponsors or new services offered during the nine months ended March 31, 2004 excluding contracts recorded on a net revenue basis. An additional increase of approximately $53.9 million was attributable to other existing sponsors related to, among other things, higher costs for pharmaceuticals, availability of new drugs, plan participant growth and an increase in the average number of claims per plan participant, as well as changes in other miscellaneous revenue items. These revenue increases were partially offset by revenue decreases related to: 1) the termination of existing customer contracts including a major sponsor, which terminated its contract with Health Card effective December 31, 2002, leading to a reduction in revenue of approximately $58.3 million, 2) the Company recognized on a net revenue basis one contract during the nine months ended March 31, 2004 that was recognized on a gross revenue basis for four months during the nine months ended March 31, 2003. Due to a change in contract terms effective November 1, 2002, this customer's revenue was recognized on a net basis from that point. The revenue impact of this change was a reduction in gross revenue of approximately $9.1 million, and 3) rebates payable to the Company's sponsors increased by $5.9 million for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003. Since these rebates are treated as a reduction in revenue, this led to a reduction in the overall year-over-year revenue increase.

     Cost of claims increased $37.9 million, or approximately 10%, from $390.5 million for the nine months ended March 31, 2003, to $428.4 million for the nine months ended March 31, 2004. PPP accounted for $9.9 million of the increase. Increases in cost of claims totaling approximately $102.7 million related to the activity of new sponsors as well as the growth in existing sponsors were partially offset by the factors described in the previous paragraph, namely, the loss of sponsors which reduced cost of claims by approximately $57.2 million and the recognizing of a certain contract on a net revenue basis which reduced cost of claims by approximately $9.1 million. In addition, cost of claims was reduced by the fact that there was an increase of $8.4 million in gross rebates received, which is treated as a reduction in cost of claims. As a percentage of revenue, cost of claims decreased from 91.9% to 90.3% for the nine months ended March 31, 2003 and March 31, 2004, respectively. These same factors contributed to the declining costs as a percentage of revenue. The terminated major sponsor is a managed care organization. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. While not all of the revenue associated with this sponsor was replaced by new business, the new business, for the most part was not managed care, so consequently the cost of claims on the new business was lower than on the business it replaced. In addition, the contracts recognized on a net revenue basis decrease the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis. The acquisition of PPP in July 2003 also had an impact in reducing the cost of claims as a percent of revenue as specialty pharmacy distribution typically generates lower cost of claims than a PBM.

     Gross profit increased from $34.4 million for the nine months ended March 31, 2003 to $46.0 million for the nine months ended March 31, 2004, an $11.6 million, or 33.9%, increase. In addition to increases in gross profit related to the increases in revenue, PPP added $2.0 million to gross profit and the Company's mail order distribution facility added approximately $0.8 million to gross profit. Net rebates retained by the Company added another approximate $2.8 million to gross profit. The replacement of the terminated major sponsor with new greater margin business also led to greater gross profits for the Company. Gross profit, as a percentage of revenue, increased from 8.1% to 9.7% for the nine months ended March 31, 2003 and March 31, 2004, respectively. The contracts the Company recognizes on a net revenue basis have the effect of improving the Company's gross margin as a percentage of revenue due to the fact that recorded revenue and cost is lower since only the administrative fees related to these contracts are recorded. Competitive pressures which have led to a decline in some prices that the Company charges its sponsors has had the effect of partially offsetting the increases in gross margin described above.

     Selling, general, and administrative expenses increased $10.9 million, or approximately 42%, from $25.7 million for the nine months ended March 31, 2003 to $36.6 million for the nine months ended March 31, 2004. Approximately $4.1 million,  or 55%,  of this  increase  in selling,  general,  and  administrative expenses is related to new entities which were part of the Company in the nine months ended March 31, 2004 which were not part of the Company during all of the nine months ended March 31, 2003. The services provided by these entities include specialty pharmacy distribution through the Company's acquisition of PPP, predictive modeling and consulting services through the Company's acquisition of Integrail, and mail order distribution through the Company's owned facility in Miramar, Florida. The major components of the $4.1 million increase in expenses related to new services was: 1) salaries and benefits - approximately $2,107,000, 2) postage and supplies - approximately $467,000, 3) equipment rental - approximately $320,000, 4) insurance - approximately $232,000, 5) marketing - approximately $195,000 and 6) depreciation and amortization - approximately $323,000.

     Included in selling, general and administrative expenses for the nine months ended March 31, 2004 were approximately $1,881,500 of non-recurring expenses related to the New Mountain Transaction including: 1) transaction bonuses and a severance payment totaling $1,542,500, and 2) a non-cash compensation charge of approximately $339,000 related to the acceleration of stock options for two directors who resigned upon the closing of the New Mountain Transaction.

     Of the remaining approximate $4.9 million increase in selling, general and administrative expenses during the nine months ended March 31, 2004, the majority of the increase is related to the increased revenue and volume in the PBM. Salary and benefits related to new hires, temporary help, travel and entertainment, and commissions to internal sales people as well as external brokers have all increased year over year due to the increased volume of activity.

     General and administrative expenses charged by affiliates decreased approximately $121,000, or 15%, year-over-year from approximately $789,000 to approximately $668,000 for the nine months ended March 31, 2003 and March 31, 2004, respectively. The decrease reflects the fact that these related party services are continuing to be replaced by Company employees.

     Selling, general, and administrative expenses as a percent of revenue increased from 6.0% for the nine months ended March 31, 2003 to 7.7% for the nine months ended March 31, 2004. The approximate $1.9 million in non-recurring expenses related to the New Mountain Transaction, as described above, led to 0.4% of the increase in expenses as a percent of revenue. In addition, the three new services described above also accounted for 0.9% of the increase in expenses as a percentage of revenue particularly mail order due to the fact that resources were required to be hired in advance of the revenue.

     For the nine months ended March 31, 2003 and March 31, 2004, the Company recognized other expense, net, of approximately $639,000 and $256,000, respectively. The main component of the approximate $383,000 decrease in other expense was an approximate $422,000 decrease in interest expense incurred on the Company's revolving credit facility (See Note 4 of Part 1, Item 1). This decrease was partially offset by an approximate $14,000 decrease in interest income due to the affiliated company note being repaid as of July 31, 2003 (See
Note 8 of Part 1, Item 1) and an approximate $25,000 decrease in other income related to the disposal of certain assets upon the move into a new facility in Portland, Maine for the Company's specialty pharmacy operations. The decrease in interest expense is primarily due to the Company's increased cash generated from operations and the fact that interest rates on the Company's revolving credit facility have declined year over year.

     Income before the provision for income taxes increased approximately $1.2 million, or 15%, from approximately $8.0 million, for the nine months ended March 31, 2003, to approximately $9.2 million for the nine months ended March 31, 2004. Excluding the New Mountain transaction expenses, the primary factors from on-going operations leading to the increase in income were the gross profit increase described above and the reduction in interest expense offset by the increase in selling, general and administrative expenses related to the new activities.

     The effective tax rate was approximately 41% for both periods presented. The tax rate of 41% represents the Company's current estimated tax rate for the full fiscal year.

     Net income for the nine months ended March 31, 2004 was approximately $5.4 million as compared to approximately $4.7 million for the nine months ended March 31, 2003; a 15% increase. This overall increase in net income was impacted by the $1.9 million non-recurring expenses less an income tax benefit of $0.8 million related to the New Mountain Transaction.

     There were three other charges against income (loss) available to common shareholders related to the New Mountain Transaction. These include: (i) preferred stock cash dividends - approximately $199,000. The preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80 million), which decreases to 3.5% after the fifth anniversary of issuance (See Note 3 of Part 1, Item 1). The dividend of approximately $199,000 represents the amount accrued and paid for the thirteen days from the closing of the New Mountain Transaction to March 31, 2004, (ii) beneficial conversion feature - $80 million. This non-recurring, non-cash charge represents the difference between the fair market value of the Company's common stock on the date of the closing of the New Mountain Transaction and the effective conversion price of $11.29, and which is limited to the $80 million purchase price for the preferred stock, and (iii) accretion of transaction expenses - approximately $17,000. Certain transaction costs related to the New Mountain preferred stock investment of approximately $4.7 million are deducted from net proceeds and the carrying value of the preferred stock. These transaction costs are accreted to the preferred stock carrying value over the ten-year life of the preferred stock investment. The approximate $17,000 charge for the three months ended March 31, 2004 represents accretion for thirteen days.

     After deducting these three charges from net income there was a net loss available to common shareholders of approximately $74.8 million for the nine months ended March 31, 2004. Since there was a loss, diluted EPS for the nine months ended March 31, 2004 equals basic EPS of ($9.99).

     While net income available to common shareholders excluding non-recurring New Mountain transaction items is not a measure of financial performance under accounting principles generally accepted in the United States, it is provided as information for investors for analysis purposes in evaluating the effect of the New Mountain transaction on net (loss) income available to common shareholders. Net income available to common shareholders excluding non-recurring transaction items is not meant to be considered a substitute or replacement for net income or net (loss) income available to common shareholders as prepared in accordance with accounting principles generally accepted in the United States. The reconciliation from net (loss) income available to common shareholders to net income available to common shareholders excluding non-recurring transaction items related to the New Mountain transaction, is as follows (all amounts are in thousands):

                                                 Nine Months Ended
                                      -----------------------------------------
                                      -------------------   -------------------
                                        March 31, 2004        March 31, 2003
                                      -------------------   -------------------

Net (loss) income available to
 common shareholders                       $   (74,787)          $     4,738

Add back:
Beneficial conversion feature                   80,000                     -
Transaction bonuses and
  severance payment, net of
  income tax benefit                               910                     -
Compensation charge related to
  the acceleration of directors
  options, net of income tax
  benefit                                          200                     -
                                      -------------------   -------------------
                                      -------------------   -------------------
Net income available to common
  shareholders excluding
  non-recurring New Mountain
  transaction items                          $     6,323           $     4,738
                                             ===========           ===========

Net income per common share excluding non-recurring New Mountain transaction items:
  Basic                                      $      0.84           $      0.62
  Diluted                                    $      0.74           $      0.59

Weighted average number of common shares outstanding:
   Basic                                           7,485                 7,582
   Diluted                                         8,578                 8,024

Liquidity and Capital Resources

     The Company's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. Effective July 2003, the Company requires cash to carry inventory in its mail order and specialty pharmacy facilities. Also, the Company requires cash to execute its strategy of pursuing acquisitions of other PBM companies or of companies providing related services. As of March 31, 2004, the Company had a working capital deficit of $6.8 million as compared to a working capital deficit of $32.6 million as of June 30, 2003. The primary reason for the improvement in working capital during the three months ended March 31, 2004 was the remaining proceeds from the issuance and sale of the series A preferred stock to New Mountain Partners, LP of approximately $24 million (See Note 3 of Item 1). These funds were used on April 1, 2004 to complete the Inteq acquisition (See Note 12 of Item 1) and consequently working capital has declined immediately after the acquisition. In addition, the profitability generated by the Company during the nine months ended March 31, 2004 is the other reason for the improvement in working capital. This improvement was achieved even after the $3.7 million in cash paid for the acquisition of PPP and the $2.5 million current liability incurred for additional consideration to be paid in connection with the Centrus and PPP acquisitions. These transactions increased goodwill and other intangible assets which are long-term assets, while decreasing working capital. The Company has now acquired six companies since July 2000 utilizing primarily cash. This has had the effect of increasing the Company's working capital deficits until sufficient profitability is generated to pay back the cost of the acquisitions.

     Net cash provided by operating activities was $20.4 million for the nine months ended March 31, 2004. Net cash provided by operating activities was $7.4 million for the nine months ended March 31, 2003. The main factor that led to the $13.0 million increase in cash provided by operations was the $27.8 million increase in the change in accounts payables and accrued expenses which was partially offset by the $16.6 million increase in accounts and rebates receivables.

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

     Net cash used in investing activities was $6.5 million for the nine months ended March 31, 2004, as compared to $3.8 million for the nine months ended March 31, 2003. The primary differences in the two periods were the acquisition of PPP and the repayment of affiliate loans in the period ended March 31, 2004, and a $4.2 million increase in capital expenditures for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003. The net cash outlay for PPP was $3.7 million, representing the initial payment of $3.2 million to the Sellers, $609,000 to pay off PPP's bank debt plus $77,000 of related expenses. Cash in the amount of approximately $177,000 was assumed in the acquisition. In addition, approximately $499,000 has been accrued through March 31, 2004 as additional purchase price related to an earn-out provision.

     During the nine months ended March 31, 2004, the Company repaid a net of approximately $15.6 million under its revolving credit facility. The repayment of the affiliated note plus the increased profitability and related cash flow enabled the Company to borrow less during the nine months. The issuance of the Company's series A preferred stock net of the purchase of the Company's shares in the tender offer provided net cash of approximately $24 million (See Note 3 of Part 1, Item 1). In addition employees of the Company exercised stock options which generated $2.6 million of cash for the Company during the nine months ended March 31, 2004.

     On January 29, 2002, the Company entered into a $40 million revolving credit facility (the "Facility"), details of which are set forth in Note 4 to the financial statements in Part 1. Borrowings of $28.7 million under the Facility were used to finance part of the purchase price of the Company's acquisition of Centrus. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios. As of May 3, 2004 approximately $4.6 million was outstanding under the Facility, and the Company was in compliance with its financial covenants.

     Three of these financial covenants are based upon the EBITDA (earnings before interest, taxes, depreciation and amortization) generated by the Company over specified periods of time. These covenants, EBITDA for the current fiscal quarter, interest coverage ratio, and debt service coverage for the previous twelve months, are evaluated by the Lender as a measure of the Company's liquidity and its ability to meet all of its obligations under the Facility. EBITDA is presented as cash flow from operations plus or minus the net changes in assets and liabilities and the changes in certain non-cash reconciling items from net cash from operations to net income over the reported periods. While EBITDA is not a measure of financial performance nor liquidity under generally accepted accounting principles, it is provided as information for investors for analysis purposes in light of the financial covenants referred to above. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with accounting principles generally accepted in the United States. EBITDA, including the $1.9 million of non-recurring expenses related to the New Mountain Transaction, which increased by approximately $1.7 million or 14%, from $12.0 million for the nine months ended March 31, 2003 to $13.7 million for the nine months ended March 31, 2004, is calculated as follows (see Consolidated Statement of Cash Flows comprising Item 1 hereof for more details):


                                                       Nine Months Ended March 31,
                                                   2004                      2003
                                         ------------------------- --------------------------
                                         ------------------------- --------------------------
Cash flow from operations                        $   20,415                $   7,353
Provision for income taxes                            3,773                    3,293
Interest (income) expense, net                          346                      754
Net change in assets and
  liabilities                                       (10,384)                   1,119
Non-cash items to reconcile
  net cash from operations to
  net income                                           (467)                    (476)
                                         ------------------------- --------------------------
                                         ------------------------- --------------------------
EBITDA                                           $   13,683               $   12,043
                                         ========================= ==========================

     The Company has entered into various capital lease transactions for hardware and software. The Company has also assumed various capital leases through its acquisitions. The principal balance of all capital leases as of March 31, 2004 was approximately $449,000.

     The Company has entered into various real estate operating leases with both related and unrelated parties. The Company has entered into various operating leases and a sale-leaseback with unrelated third parties for office equipment. These leases have different payment terms and expiration dates. The Company also entered into a sale-leaseback operating lease of certain fixed assets (principally computer hardware and externally developed software) with an affiliate of the Company's former Vice Chairman. See Note 9 to the Consolidated Financial Statements comprising Item 8 of Form 10-K, as amended, for the year ended June 30, 2003 for a further description of these various leases.

     The total future payments under these contractual obligations as of March 31, 2004, are as follows:

Contractual Obligations                            Payments Due by Period
                                                     ($ in thousands)

                                          Total           Less than         1-3 Years          3-5            After
                                                           1 Year                             Years          5 Years
                                        -----------     --------------      ----------      ----------      ----------
                                        -----------     --------------      ----------      ----------      ----------
Long Term Debt                          $       36      $          36       $       -       $       -               -
Capital Lease Obligations                      449                436              13               -               -
Operating Leases                            16,928              4,302           7,908           2,704           2,014
Sale-leasebacks                                644                399             245               -               -
                                        -----------     --------------      ----------      ----------      ----------
                                        -----------     --------------      ----------      ----------      ----------
   Total Contractual Cash
        Obligations                     $   18,057      $       5,173       $   8,166       $   2,704           2,014
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

     The   shareholders   of  Centrus  are   eligible   to  receive   additional
consideration of up to $4,000,000, payable over three years, if certain financial targets are met over the first two years after acquisition. The financial performance targets were achieved during the first two years and $4,000,000 has been earned. Of this amount, $1,000,000 was paid in May 2003, $2,000,000 was paid in May 2004, and another $1,000,000 will be paid in May 2005.

     The shareholders of PPP are eligible to receive additional consideration of up to $7,000,000, if certain financial targets are met over the first three years. Such amounts earned are payable within 45 days after the first, second, and third anniversary of the date of acquisition. In the sole discretion of the Company, up to 50% of any amounts earned can be paid in the Company's stock in lieu of cash. To date, $498,663 has been earned and accrued as additional purchase price.

     The Company entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the "purchase agreement"). Pursuant to the purchase agreement, the Company agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of series A preferred stock at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80 million. On March 19, 2004, the Company completed the sale of the series A preferred stock to New Mountain Partners and used approximately $49 million of the proceeds of the sale of the series A preferred stock to fund the purchase price for a tender offer of 4,448,900 shares of the Company's outstanding common stock at $11.00 per share. Prior to the closing of the New Mountain Transaction, Bert E. Brodsky, the former chairman of the board of directors, and certain stockholders related to him, held (assuming the exercise of 300,000 options held by Mr. Brodsky which occurred in April 2004), in the aggregate, approximately 59% of the Company's outstanding common stock and had agreed to tender 4,448,900 shares, or approximately 54% of the Company's outstanding common stock, held by them, into the tender offer. No other shareholders tendered shares in the offer.

     Following the completion of the tender offer, and assuming the exercise of 300,000 options held by Mr. Brodsky which occurred in April 2004, New Mountain Partners owned securities at March 19, 2004 that were initially convertible into approximately 64% of the Company's issued and outstanding common stock and prior to conversion of the series A preferred stock were entitled to cast that number of votes that is equal to approximately 60% of the Company's aggregate voting power. Following the closing of the New Mountain Transaction, New Mountain Partners were entitled to and did nominate and elect 60% of the members of the Company's board of directors.

     The Company used the remaining proceeds from the issuance and sale of the series A preferred stock of approximately $24 million, excluding expenses related to the closing of the New Mountain Transaction, for the Inteq Acquisition. (See Note 12 of Part 1, Item 1) and working capital purposes.

     The preferred stock provides for an initial annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary of issuance. The preferred stock is convertible into common stock at a price of $11.50 per share of common stock, or an aggregate of approximately 7 million shares of the Company's common stock.

     The series A preferred stock may be redeemed at the Company's option subsequent to the fourth anniversary of its issuance, subject to certain conditions. After the tenth anniversary of the issuance of the series A preferred stock, each holder of shares of series A preferred stock may require the Company to redeem all or a part of that holder's shares of series A preferred stock.

     The Company anticipates that current cash positions, after its six acquisitions together with anticipated cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of the Company's stated goals to acquire other pharmacy benefit management companies and companies providing related services. Depending on the Company's evaluation of future acquisitions, additional cash may be required to complete these acquisitions. In addition, the Company will require cash to acquire inventory for its mail order and specialty distribution operations. In the event that the Company's plans change or its assumptions prove to be inaccurate, or the proceeds from the Facility and the New Mountain Transaction prove to be insufficient to fund operations and acquisitions, the Company could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all.

Other Matters

Inflation

Management does not believe that inflation has had a material adverse impact on Health Card's net income.

Critical Accounting Policies and Estimates

General

     Health Card's discussion and analysis of its financial condition and results of operations are based upon Health Card's unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Health Card to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses; these estimates and judgments also affect related disclosures of contingent assets and liabilities. On an on-going basis, Health Card evaluates its estimates and judgments, including those related to revenue recognition, bad debt, intangible assets, income taxes, and financing operations. Health Card bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes that of its significant accounting policies (See Note 1 to the Consolidated Financial Statements comprising Item 8 of Form 10-K, as amended, for the year ended June 30, 2003), the following may involve a higher degree of judgment and complexity than others:

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

     (c) Health Card includes in revenue only those co-payments collected from individual members by its mail order facility in Miramar, Florida. Co-payments retained by pharmacies on the remainder of the prescriptions filled for Health Card's members are not included in Health Card's reported revenue. Health Card discloses these amounts parenthetically on the face of its Consolidated Statement of Income.

     (d) Rebates are recognized when the Company is entitled to them in accordance with the terms of its arrangements with drug manufacturers, third party rebate administrators, and sponsors, and when the amount of the rebates is determinable. The Company records the gross rebate receivable and the appropriate payable to the sponsors based on estimates, which are subject to final settlement. The estimates are based upon the claims submitted and the Company's rebate experience, and are adjusted as additional information becomes available.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The legal proceeding described below should be read in conjunction with the legal proceeding disclosure in the following earlier reports: Part I, Item 3 and
Note 9 to the consolidated financial statements of Health Card's Annual Report on From 10-K, as amended, for the year ended June 30, 2003 and Part II, Item 1 of Health Card's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plan Inc. ("MHP" or "Midwest") in the United States District Court for the Eastern District of Michigan. The amended complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached its fiduciary duties by making a profit. MHP is seeking $3 million dollars in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2.8 million based on Midwest's failure to pay under a contract. In late June 2002, Midwest agreed to make two payments in the amount of $1.34 million and $1.36 million to partially settle the Company's claims against Midwest. Midwest has now added a fiduciary duty claim. The Company continues to have counterclaims totaling over $200,000 against Midwest for Midwest's failure to pay the amounts it had agreed to pay Health Card for goods and services. The Company argued its motion for partial summary judgment and motion to dismiss the fiduciary duty claim in February, 2004 and is currently awaiting the court's decision on such motions. The court has not set a trial date. The Company intends to vigorously defend the action. The Company is unable to provide an estimate of any particular loss, if any, which may be associated with the MHP claims.


ITEM 2 - CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER
               PURCHASES OF EQUITY SECURITIES


     For information concerning the Company's 1999 Stock Option Plan, and the options currently issued and outstanding thereunder, see Note 5 to the Financial Statements comprising Item 1 of Part I of this Form 10-Q.

Issuer Sale of Securities

     On March 19, 2004, the Company entered into a transaction in which it sold a total of 6,956,522 shares of series A 7% convertible preferred stock of the Company to New Mountain Partners, L.P. and New Mountain Affiliated Investors, L.P., at a price of $11.50 per share, for aggregate proceeds of approximately $80 million. The transaction was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) under the Securities Act because the securities were not offered to the public. No underwriters were involved in connection with the sale of these securities. The Company used approximately $49 million of the proceeds of the sale of these securities to fund the purchase price for a tender offer of 4,448,900 shares of the Company's outstanding common stock at $11.00 per share. The tender offer closed and the 4,448,900 shares of the Company's common stock were purchased on March 19, 2004. For additional information concerning the sale of securities by the Company, see Note 3 to the Financial Statements comprising
Item 1 of Part I of this Form 10-Q.

Issuer Purchases of Equity Securities

     The following table provides information about purchases by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:


------------------------- ---------------------- ----------------------- ---------------------- ----------------------
                                  (a)                 (b)                       (c)                      (d)
                                                                                                   Maximum Number (or
                                                                                                  Approximate Dollar
                                                                            Total Number of       Value) of Shares (or
                                                                           Shares (or Units)       Units) that May Yet
                               Total Number of                            Purchased as Part of      Be Purchased Under
                              Shares (or Units)    Average Price Paid     Publicly Announced          the Plans or
Period                         Purchased (1)       per share (or Unit)     Plans or Programs (2)        Programs
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
01/01/04-                          --                  $   --                     --                        --
01/31/04
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
02/01/04-                          --                      --                     --                        --
02/29/04
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
03/01/04-                       4,448,900                11.00              4,448,900                       --
03/31/04
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Total:                          4,448,900               $11.00              4,448,900                       --
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

     (1) The Company repurchased an aggregate of 4,448,900 shares of the Company's outstanding common stock pursuant to a tender offer that the Company publicly announced on February 19, 2004 (the "Tender Offer").

     (2) The Company's board of directors approved the repurchase by the Company of up to an aggregate of 4,545,455 shares of the Company's common stock having a value of approximately $50 million in the aggregate pursuant to the Tender Offer. The Tender Offer expired on March 19, 2004.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2004 annual meeting of stockholders on March 18, 2004. Each of the matters described below were voted upon and approved at the annual meeting.

     1) The issuance and sale of the Company's newly created series A preferred stock, par value $0.10 per share.

    Votes For          Votes Against          Abstention         Not Voted
    ---------          -------------          ----------         ---------
     5,855,915             123,420              168,300          1,680,375

     2) An amendment to the Company's certificate of incorporation to among other actions:

     (i) increase the authorized number of shares of common stock to 35,000,000 shares:

   Votes For         Votes Against          Abstention         Not Voted
   ---------          -------------         ----------         ---------
   6,051,765              38,270              57,600           1,680,375

     (ii) increase the authorized number of shares of preferred stock to 15,000,000 shares:

   Votes For          Votes Against        Abstention          Not Voted
   ---------          -------------        ----------          ---------
   5,784,460             144,675              218,500          1,680,375

     (iii) eliminate the classified structure of the Company's board of directors:

   Votes For          Votes Against        Abstention          Not Voted
  ---------           -------------        ----------          ---------
  5,908,995               181,040            57,600            1,680,375

     (iv) enable the holders of Series A preferred stock to appoint a majority of the members of the Company's board of directors in the event that the Company fails to pay the redemption price upon redemption of the series A preferred stock made at the request of the holders of series A preferred stock:

  Votes For            Votes Against       Abstention          Not Voted
  ---------            -------------       ----------          ---------
  5,960,355                129,780            57,500           1,680,375

     (v) provide that the terms of the series A preferred stock set forth in the Company's Certificate of Incorporation (including the Certificate of Designations relating to such series of preferred stock) may be amended solely by a vote of a majority of the holders of the outstanding series A preferred stock, and not the holders of common stock, provided that such amendment is approved by a majority of the independent directors then in office:

 Votes For             Votes Against      Abstention           Not Voted
 ---------             -------------      ----------           ---------
 5,959,255                  130,780          57,600            1,680,375

     (vi) enable the authorized shares of the Company's common stock to be increased or decreased by the holders of a majority of our voting power, without requiring a separate common stock class vote:

 Votes For             Votes Against      Abstention            Not Voted
 ---------             -------------      ----------            ---------
 5,959,375                  130,560          57,700             1,680,375

     3) The election of two Class II directors:

   Name                       Votes For                       Votes Withheld
   ----                       ---------                        --------------
  Gerald Angowitz             7,544,634                          283,376
  Kenneth J. Daley            7,538,334                          289,676

     4) To approve an amendment to the Company's 1999 Stock Option Plan to (i) increase the number of shares of common stock available for issuance pursuant to the Plan by 2,000,000 and (ii) limit the number of shares of common stock with respect to which options and stock appreciation rights may be granted pursuant to the Plan to any employee during any fiscal year to 600,000.

 Votes For            Votes Against        Abstention             Not Voted
 ---------            -------------        ----------             ---------
 5,894,543                 195,292            57,800             1,680,375

     A detailed description of the matters voted upon at the Company's 2003 annual meeting of shareholders has been previously reported in the Company's Definitive Proxy Statement as filed with the SEC on March 8, 2004.


ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number       Description of Exhibit


2.1      Asset  Purchase Agreement dated as of November 1, 2002, by and between  Health Card,
         Integrail  Acquisition  Corp.,  Health Solutions, Ltd., and certain security holders of Health Solutions, Ltd. (10)
2.2      Asset Purchase  Agreement dated January 29, 2002 by and among the Company,
         Health Solutions Limited ("HSL"),  HSL Acquisition Corp., a wholly-owned subsidiary of the Company, and the security holders of HSL (8)
2.3      Stock Purchase Agreement dated July 31, 2003, among Health Card and Portland
         Professional Pharmacy, Portland Professional Pharmacy Associates and the individuals listed on Schedule I thereto (12)
2.4      Acquisition and Merger Agreement, dated as of June 27, 2000, between
         Health Card and Pharmacy Associates, Inc. (3)
2.5      Asset Purchase Agreement dated as of March 5, 2001 among National Medical Health
         Card Systems, Inc., PMP Acquisition Corp., Provider Medical Pharmaceutical, LLC
         and Members of PMP (5)
2.6      Stock Purchase Agreement dated October 30, 2003 by and between Health Card and New
         Mountain Partners, L.P. (13)
2.7      Asset Purchase Agreement among Health Card, Inteq PBM, LP, Inteq-RX Group,
         LLP, and the individuals named therein dated April 1, 2004 (15)
3.1      Certificate of Incorporation of Health Card (7)
3.2      Certificate of Amendment to the Certificate of Incorporation of Health Card
3.3      Amended and Restated By-Laws of Health Card
3.4      Amended and Restated Audit Committee Charter
4.1      Form of Warrant Agreement, including form of Representatives' Warrants (1)
4.2      Certificate of Designation, Preferences and Rights of Series A 7% Convertible Preferred
         Stock of Health Card
10.1     Mail Service Provider Agreement, dated July 1, 1996, between Health Card and
         Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.2     Amendment to Mail Service Provider Agreement, dated January 1, 1997, between
         Health Card and Thrift Drug, Inc. d/b/a Express Pharmacy Services (1)
10.3     Software License Agreement and Professional Service Agreement, dated February
         18, 1998, between Health Card and Prospective Health, Inc. (1)
10.4     1999 Stock Option Plan, as amended (1)
10.5     Employee Covenant Agreement, dated June 16, 1998, between Health Card and Ken Hammond (1)
10.6     Stock Option Agreement, dated August 3, 1999, between Health Card and Ken
         Hammond (4)
10.7     Employment Agreement, dated March 27, 2000, between Health Card and
         David Gershen (4)
10.8     Stock Option Agreement, dated May 1, 2000, between Health Card and David
         Gershen (4)
10.9     Employment Agreement, dated May 3, 2000, between Health Card and James
         Bigl (4)
10.10    Stock Option Agreement, dated June 12, 2000, between Health Card and James
         Bigl (4)
10.11    Stock Option Agreement, dated August 3, 1999, between Health Card and
         Kenneth J. Daley (4)
10.12    Stock Option Agreement, dated August 3, 1999, between Health Card and
         Gerald Angowitz (4)
10.13    Lease, dated August 10, 1998, between 61 Manorhaven Boulevard, LLC and
         Health Card (1)
10.16    Employment Agreement, dated June 4, 2001, between National Medical Health Card
         Systems, Inc. and Tery Baskin (6)
10.17    Stock Option Agreement, dated June 4, 2001, between National Medical Health Card
         Systems, Inc. and Tery Baskin (6)
10.18    Stock Option Agreement, dated June 12, 2001, between National Medical Health Card
         Systems, Inc. and James Bigl (6)
10.19    Assignment  Agreement  dated as of November 1, 2002,  by and between  Health Card,
         Integrail  Acquisition  Corp.,  and Health
         Solutions, Ltd. (10)
10.20    Receivables  Purchase and Transfer  Agreement dated January 29, 2002 by and among the Company and certain of its  subsidiaries and NMHC Funding, LLC (8)
10.21    Amendment No. 1 dated September 25, 2002 to Receivables  Purchase and Transfer
         Agreement by and among the Company and certain of its subsidiaries and NMHC Funding, LLC (14)
10.22    Amendment  No. 2 dated June 30, 2003 to  Receivables  Purchase and Transfer
         Agreement by and among the Company and certain of its subsidiaries and NMHC Funding, LLC (14)
10.23    Amendment No. 3 dated  October 30, 2003 to  Receivables  Purchase and Transfer
         Agreement by and among the Company and certain of its subsidiaries and NMHC Funding, LLC (14)
10.24    Loan and Security  Agreement dated January 29, 2002, by and between NMHC Funding,
         LLC and HFC  Healthco-4,  LLC, an affiliate of Healthcare Finance Group, Inc. (8)
10.25    Lease Agreement dated as of August 1, 2001, between National Medical Health Card
         Systems, Inc. and BFS Realty, LLC (6)
10.26    Amended Lease Agreement dated as of August 1, 2001,  between  National Medical Health
         Card Systems,  Inc. and BFS Realty,  LLC (6)
10.27    2003 Employee Stock Purchase Plan (11)
10.28    Amendment No. 2 dated April 15, 2002 to Employment Agreement between Health Card and James Bigl (12)
10.29    Amendment No. 3 dated October 14, 2002 to Employment Agreement between Health Card and James Bigl (12)
10.30    Amendment No. 4 dated November 6, 2002 to Employment Agreement between Health Card and James Bigl (12)
10.31    Stock Option Agreement between Health Card and James Bigl dated February 20, 2001 (12)
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
10.76    Lease dated November 1, 2002 between B/A Airport Park Solutions, LLC and
         Health Card (12)
10.77    Lease Addendum dated March 10, 2003 between B/A Airport Park Solutions,
         LLC and Health Card (12)
10.78    Lease Agreement dated November 18, 2002 between Sunbeam Development Corporation and
         NMHCRx Mail Order, Inc. (12)
10.79    Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development
         Corporation and NMHCRx Mail Order, Inc. (12)
10.80    AmerisourceBergen  Prime  Vendor  Agreement, dated July 21, 2003 between NMHCRx Mail
         Order, Inc. d/b/a  NMHCmail and AmerisourceBergen Drug Corporation (12)
10.81    Release, dated October 30, 2003, by Sandata Technologies, Inc. and Sandsport, Inc. (14)
10.82    Amendment to Lease Agreement, dated as of October 23, 2003, by and among BFS Realty,
         LLC and National  Medical  Health Card Systems, Inc. (14)
10.83    Lease Agreement, dated August 1, 2001, between Brodsky Sibling Realty Juniper Road,
         LLC and National  Medical Health Card Systems, Inc. (14)
10.84    Lease Agreement (30 Sea Cliff), dated May 1, 2002, between Living in Style, LLC and National
         Medical Health Card Systems, Inc. (14)
10.85    Amendment to Lease Agreement (30 Sea Cliff), dated as of October 30, 2003, between
         Living in Style, LLC and National Medical Health Card Systems, Inc. (14)
10.86    Lease Agreement (32 Sea Cliff), dated May 1, 2002, between Living in Style, LLC and
         National  Medical Health Card Systems, Inc. (14)
10.87    Amendment to Lease Agreement (32 Sea Cliff), dated as of October 30, 2003, between
         Living in Style, LLC and National Medical Health Card Systems, Inc. (14)
10.88    Second Amendment to Employment  Agreement,  dated October 30, 2003, by and between
         National Medical Health Card Systems,  Inc. and Bert E. Brodsky (14)
14.      Code of Ethics (12) 21. List of Subsidiaries (12)
31.1     Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2     Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1     Section 1350 Certification of CEO as adopted by Section 906 of the
         Sarbanes-Oxley Act
32.2     Section 1350 Certification of CFO as adopted by Section 906 of the
         Sarbanes-Oxley Act


     (1) Denotes document filed as an Exhibit to Health Card's Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.

     (2) Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference.

     (3) Denotes document filed as an Exhibit to Health Card's Form 8-K for an event dated July 20, 2000 and incorporated herein by reference.

     (4) Denotes documentation filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

     (5) Denotes document filed as an Exhibit to Health Card's Form 8-K for an event dated March 5, 2001 and incorporated herein by reference.

     (6) Denotes document filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

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

     (12) Denotes document filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by reference.

     (13) Denotes document filed as an Exhibit to Health Card's Form 8-K filed on November 13, 2003 and incorporated herein by reference.

     (14) Denotes document filed as an Exhibit to Health Card's Report on Form 10-K/A Amendment Number 2 for the year ended June 30, 2003 and incorporated herein by reference.

     (15) Denotes document filed as an Exhibit to Health Card's Form 8-K filed on April 14, 2004 and incorporated herein by reference.

     (b) Reports on Form 8-K

     1. A Current Report on Form 8-K was filed with the Securities and Exchange Commission on February 2, 2004 reporting the Company's Press Release of February 2, 2004.

     2. A Current Report on Form 8-K was filed with the Securities and Exchange Commission on February 4, 2004 reporting a transcript of a conference call made on February 3, 2004.

     3. A Current Report on Form 8-K was filed with the Securities and Exchange Commission on March 15, 2004 reporting the Company's Press Release of March 12, 2004.

     4. A Current Report on Form 8-K was filed with the Securities and Exchange Commission on March 23, 2004 reporting the Company's Press Release of March 19, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                  (Registrant)



Date:    May 14, 2004                       By: /s/ James J. Bigl
                                                    James J. Bigl,
                                                    Chief Executive Officer




                                            By: /s/ Stuart F. Fleischer
                                                    Stuart F. Fleischer
                                                    Chief Financial Officer