Form 10-K
period 2004-06-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2004-09-29
CIK 813562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

[ ] Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______ to _________

Commission file number 000-26749

   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2581812
(State or other jurisdiction of incorporation or organization	(I.R.S. Employee Identification No.)

26 Harbor Park Drive,
  Port Washington, NY
(Address of principal executive offices)

   11050
(Zip Code)

Registrant’s telephone number, including area code: (516) 626-0007

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

Yes   X  No ___

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes___ No   X

        The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on December 31, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $49,871,909.

        Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 4,414,399 shares outstanding as of September 22, 2004.

Documents Incorporated by Reference:

INDEX

PAGE

Forward Looking Statements	4

PART I

Item 1.	Description of Business	4
Item 2.	Description of Property	30
Item 3.	Legal Proceedings	32
Item 4.	Submission of Matters to a Vote of Security Holders	32

PART II

PART III

Item 10.	Directors and Executive Officers of Registrant
	Compliance with Section 16(a) of the Exchange Act	55
Item 11.	Executive Compensation	55
Item 12.	Security Ownership of Certain Beneficial Owners and Management	55
Item 13.	Certain Relationships and Related Transactions	55
Item 14.	Principal Accountant Fees and Services	55

PART IV

Item 15.	Exhibits and Financial Statement	56
Signatures		59

INTRODUCTORY STATEMENTS

Forward Looking Statements

        When used herein, the words “may,” “could,” “estimate,” “believe,” “anticipate,” “think,” “intend,” “expect” and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and other factors, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. For a discussion of such risks and uncertainties, including risks relating to pricing, competition in the bidding and proposal process, our ability to consummate contract negotiations with prospective clients, dependence on key members of management, government regulation, acquisitions and affiliations, the market for pharmacy benefit management (“PBM”) services, and other factors, readers are urged to carefully review and consider various disclosures made by National Medical Health Card Systems, Inc. (“Health Card” or the “Company”) which attempt to advise interested parties of the factors which affect Health Card’s business, including, without limitation, the disclosures made under the caption “Description of Business” in Item 1 hereof and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 hereof.

PART I

Item 1.      DESCRIPTION OF BUSINESS

General

        Health Card is an independent company, incorporated in New York in 1981 and reincorporated in Delaware in February of 2002, that provides comprehensive pharmacy benefit management services under the name NMHCRX. In addition, the Company operates a health information company through its wholly-owned subsidiary, Integrail, Inc. (“Integrail”), a mail service pharmacy through its wholly-owned subsidiary, NMHCRX Mail Order, Inc. (“NMHCmail”), effective July 1, 2003, and a specialty pharmacy through its wholly-owned subsidiary, Ascend Specialty Pharmacy Services, Inc. (“Ascend”), effective July 31, 2003. Health Card’s executive offices are in Port Washington, New York. The mission of Health Card is to improve its clients’ members’ health through the timely delivery of effective pharmaceutical care and health information management systems.

Recent Acquisitions and Developments

        The Company entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the “purchase agreement”). Pursuant to the purchase agreement, the Company agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of the series A 7% Convertible preferred stock (the “Series A preferred stock”) at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80 million. On March 19, 2004, the Company completed the sale of the series A preferred stock to New Mountain Partners and used approximately $49 million of the proceeds of the sale of the series A preferred stock to purchase, pursuant to a cash tender offer, 4,448,900 shares of the Company’s outstanding common stock at $11.00 per share (collectively, the “New Mountain Transaction”). Prior to the closing of the New Mountain Transaction, Bert E. Brodsky, the former chairman of the board of directors and current director, and certain stockholders related to him, held (assuming the exercise of 330,000 options and warrants held by Mr. Brodsky which occurred in April 2004), in the aggregate, approximately 59% of the Company’s outstanding common stock and had agreed to and did tender 4,448,900 shares, or approximately 54% of the Company’s outstanding common stock, held by them, into the tender offer. No other stockholders tendered shares in the offer.

        Following the completion of the tender offer, and assuming the exercise of 330,000 options and warrants held by Mr. Brodsky which occurred in April 2004, New Mountain Partners owned securities at March 19, 2004 that were initially convertible into approximately 64% of the Company’s issued and outstanding common stock and prior to conversion of the series A preferred stock were entitled to cast that number of votes that is equal to approximately 60% of the Company’s aggregate voting power. Following the closing of the New Mountain Transaction, New Mountain Partners were entitled to and did nominate and elect 60% of the members of the Company’s board of directors.

        The Series A preferred stock provides for an initial annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary of issuance. The Series A preferred stock is convertible into common stock at a price of $11.50 per share of common stock, or an aggregate of approximately 7 million shares of the Company’s common stock.

        The series A preferred stock may be redeemed at the Company’s option subsequent to the fourth anniversary of its issuance, subject to certain conditions. After the tenth anniversary of the issuance of the series A preferred stock, each holder of shares of series A preferred stock may require the Company to redeem all or a part of that holder’s shares of series A preferred stock.

        The Company used the remaining proceeds from the issuance and sale of the series A preferred stock of approximately $24 million, excluding expenses related to the closing of the New Mountain Transaction, for the Inteq Acquisition described below.

        As part of the New Mountain Transaction, and upon Mr. Brodsky’s sale of stock in the tender offer, Mr. Brodsky stepped down as Chairman of the Board of the Company, but remains as a director. Mr. Steven B. Klinsky the managing member of the General Partner of New Mountain Partners and the manager member and Chief Executive Officer of New Mountain Capital, LLC the investment manager of New Mountain Partneres assumed the Chairmanship from Mr. Brodsky. On June 14, 2004, Mr. James Bigl, Chief Executive Officer and President, was appointed Chairman of the Board with Mr. Klinsky assuming the newly created role of Lead Non-executive Director. On August 30, 2004, Mr. Bigl resigned as Chief Executive Officer and President of the Company. Mr. Bigl remains the Chairman of the Board of the Company and shall serve as a consultant to the Company. Effective August 30, 2004, the Company appointed Mr. James F. Smith, as Chief Executive Officer and President of the Company.

        On April 1, 2004, the Company entered into an Asset Purchase Agreement with Inteq PBM, LP, a Texas limited partnership (the “Purchaser”), The INTEQ-RX Group, LLP and certain other owners named therein (together with The INTEQ-RX Group, LLP, the “The Inteq Group”), pursuant to which the Company agreed to acquire certain assets of the The Inteq Group relating to the pharmacy benefit management business (the “Inteq Acquisition”). The aggregate purchase price of the Inteq Acquisition was $31.5 million in cash. In addition, the Company has agreed to pay The Inteq Group as additional purchase price over a period of one year up to $4.2 million if the acquired PBM business achieves certain financial performance targets during the one-year period following the closing. Funds for the Inteq Acquisition were supplied from proceeds from the New Mountain Transaction and from the Company’s credit facility (as described below). In connection with the Inteq Acquisition, several members of Inteq’s management will remain with the Company as consultants during the transition period.

        On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy (“PPRX”), Portland Professional Pharmacy Associates (“PPRXA”, and together with PPRX, “PPP” or “Ascend”) and the individual shareholders (the “PPP Shareholders”) to purchase all of the shares of PPP for $3,150,000 (the “PPP Acquisition”). In addition, the Company has agreed to pay to the PPP Shareholders, as additional purchase price, up to $7 million over a three-year period if the PPP business achieved certain financial targets. Funds for the PPP Acquisition were supplied by the Company ’s credit facility (as described below).

        In connection with the PPP Acquisition, several members of PPP’s management team have joined the Company as employees, and were granted options to purchase an aggregate of 150,000 shares of Common Stock, under the Company’s 1999 Stock Option Plan, as amended. As of May 1, 2004, the Company acquired all of the shares of PPP. Each of PRXA and PPRX continues to operate under their respective names and also does business under the name NMHC Ascend. Ascend provides specialty-pharmacy services in a broad range of areas, including women’s health, pediatric care, men’s health and transplant. The Company intends to position Ascend, as a preferred provider with PPP’s target markets while focusing on the extension of their specialty services to the Company’s PBM division.

        On July 1, 2003, the Company opened its mail service pharmacy division, NMHCmail, in Miramar, Florida. Prior to opening its mail service facility, Health Card outsourced all of its mail service pharmacy business. Health Card’s mail service operations is automated and allows the Company to provide plan participants with a cost effective means to save on the total co-payments they have to pay while minimizing the inconvenience resulting from repeated trips to retail pharmacies to fill prescriptions; particularly to plan participants with chronic conditions involving long-term drug therapy. In addition, the mail service facility provides the Company with the infrastructure to build-out its specialty pharmacy business.

        On November 1, 2002, the Company and its wholly-owned subsidiary, Integrail Acquisition Corp., entered into an Asset Purchase Agreement with Health Solutions, Ltd. (“HSL”) (the “Integrail Agreement”), and certain of its security holders (together with HSL, the “Sellers”). Pursuant to the Integrail Agreement, Health Card acquired substantially all of the assets of Integrail, a division of HSL’s operations, for a purchase price of $1,400,000 (the “Integrail Acquisition”). Integrail provides software and analytical tools in the area of informatics which allows for the blending of medical and pharmacy data to predict future outcomes.

        Half of the $1,400,000 purchase price for the Integrail Acquisition was paid at the closing directly to the Sellers, and half was deposited into escrow as security for the performance of certain indemnification obligations of the Sellers. The Company agreed to release certain amounts from the escrow to the Sellers if the Integrail business achieved certain operational milestones during the 12 month period following the purchase. These milestones were achieved and all escrowed funds were released in November 2003. Funds for the Integrail Acquisition were supplied by the Company’s credit facility.

        The Company entered into an Asset Purchase Agreement (the “Centrus Asset Purchase Agreement”), dated January 29, 2002, with HSL, HSL Acquisition Corp., a wholly-owned subsidiary of the Company (“Sub”), and the security holders of HSL, pursuant to which the Company acquired certain assets of HSL relating to the PBM business it conducts under the name “Centrus” (the “Centrus Acquisition”).

        The purchase price for the Centrus Acquisition was $40 million in cash, of which $3 million was held in escrow to secure certain indemnification obligations. All escrowed funds have been released as of January 2003. In addition, the Company agreed to pay HSL as additional purchase price up to $4 million over a period of three years if the Centrus business achieved certain financial performance targets during the two-year period following the consummation of the transaction. The financial performance targets were achieved during the first two years; therefore, $4,000,000 has been earned. Of this amount, $1,000,000 was paid in May 2003, $2,000,000 was paid in May 2004, and another $1,000,000 will be paid in May 2005.

        In part to finance the Centrus Acquisition, on January 29, 2002, the Company and certain of its subsidiaries entered into a $40 million secured revolving credit facility (the “Facility”) with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. In connection with the Facility, the Company and certain of its subsidiaries have agreed to sell, on an on-going basis, their accounts receivable to NMHC Funding, LLC (“Funding”), a limited liability company of which the Company and such subsidiaries are members. Funding utilizes these receivables as collateral to secure borrowings under the Facility. The Facility has a three year term, provides for borrowing up to $40 million at the London InterBank Offered Rate (LIBOR) plus 2.4% (3.76% at June 30, 2004), and is secured by receivables and other assets of the Company and certain of its subsidiaries. Borrowings of $28.4 million under the Facility were used to finance part of the purchase price of the Centrus Acquisition with an additional $300,000 borrowed to pay for legal fees. The Facility has also been used by the Company for working capital purposes and other acquisitions from time to time.

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

Company Overview

        Sponsors of pharmacy benefit plans managed by Health Card are located throughout the United States, and include managed care organizations, local governments, unions, corporations, HMO’s, employers and third party health care plan administrators. Sponsors retain Health Card to manage the prescription plans that they maintain for the benefit of their plan participants. Health Card provides sponsors with a comprehensive pharmacy benefits management plan through four integrated services programs:

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

  Claims Management
  Pharmacy Network
  Benefit Design Consultation
  Drug Review & Analysis
  Formulary Design and Disease Information Services
  Data Access, Reporting & Information Analysis
  Physician Profiling

Health Card’s pharmacy benefits management services are delivered under the name NMHCRX.

Claims Management

        Claims Processing. Each sponsor’s plan participant is issued a health card which identifies the plan participant and the sponsor. The card may be utilized at any one of the pharmacies participating in Health Card’s national pharmacy network and the sponsor’s plan. Health Card allows the plan participant to purchase approved prescription drugs and the other physician-prescribed items, with the plan participant paying a deductible and/or co-payment amount, if any, to the pharmacy.

        In the ordinary case, plan participants present their health card together with a physician’s prescription to a participating pharmacy. The pharmacist, using standard industry software, enters each claim on the pharmacy’s computer and the claim is electronically communicated to Health Card for on-line real time processing. If the prescription is for a drug listed on the sponsor’s approved drug list, Health Card’s on-line claims management system will confirm that the submitted claim is in conformity with the plan’s terms and conditions, and the pharmacist is advised of the appropriate co-payment and deductible, if any, to be collected from the plan participant. The on-line claims management system will also advise the pharmacist of the payment the pharmacy will receive from Health Card. In addition, Health Card’s on-line claims management system sends appropriate messages regarding preferred drugs, contraindications, or any number of other potential interventions, based upon plan participants’ existing claims history with Health Card. The prescription is then dispensed by the pharmacist to the plan participant, who pays the appropriate co-payment and/or deductible amount and signs a signature log maintained by the participating pharmacy. Plan participants are provided with a list of pharmacies participating in Health Card’s pharmacy network. Plan participants may alternatively choose to fill prescriptions at a non-participating pharmacy and would then have to submit a paper claim to Health Card for reimbursement. Occasionally a plan participant’s claim is rejected or a prior authorization is required based on plan parameters, in which case the participant may be referred to the plan’s sponsor or to Health Card’s customer service department.

        Invoicing and Payments. Sponsors are generally charged (i) an administration fee for each prescription filled, (ii) an amount for the prescription dispensed and (iii) a dispensing fee for filling such prescription. Sponsors pay Health Card for such amounts and Health Card pays an individually negotiated amount to its participating independent and chain pharmacies which amount may be at a discount to the amount charged to the sponsors. Plan participants filing for direct payment receive an allowable payment which is usually specified by the sponsor. See “The Company – Pharmacy Network”, and Note 1 to the Consolidated Financial Statements comprising Item 8 hereof.

        Rebate Administration. Drug manufacturers may issue rebates in connection with the use of certain prescription drugs. Health Card submits claims for rebates for specified sponsors pursuant to an agreement with its rebate administrator (the “Administrator”) effective as of July 1, 2001, as amended. Based on the agreement, the payment of rebates is contingent upon Health Card adopting the Administrator’s formulary for Health Card’s specified sponsors. Health Card submits the claims for its specified sponsors to the Administrator. The Administrator submits Health Card’s rebate claims, and may submit such claims along with rebate claims of others, to the appropriate drug manufacturer, pursuant to the agreements the Administrator has negotiated with these drug manufacturers. Health Card’s agreement with the Administrator provides that it is obligated to pay Health Card a per claim fee, within a specified period of time after each quarter. The Administrator retains a portion of the total rebates as an administrative fee. The agreement may be terminated at any time by either party for any reason after the initial term of the Agreement, which ends on December 30, 2004; termination prior to such date requires the payment of an early termination fee by the terminating party.

        Pursuant to an agreement between Health Card and Specialty Pharmacy Care, Inc. (“Specialty”), a wholly owned subsidiary of Health Card, Health Card submits claims for rebates to Specialty for certain of Health Card’s sponsors. Specialty performs the services of a rebate administrator for which it is paid an administrative fee. Specialty has entered into approximately fifty separate agreements with drug manufacturers. While the terms of each agreement between Specialty and the drug manufacturers are unique, the basic concept is the same. Such agreements generally provide that Health Card must list the specified products of each of the drug manufacturers on Health Card’s approved formularies with the specified sponsors. Health Card’s Physicians & Therapeutics (“P&T Committee”) approves the clinical efficacy and appropriateness of such formulary drugs prior to listing the products on any approved formularies. For a discussion of the P&T Committee, see “- Formulary Design and Disease Information Services.” Health Card may not refer, either directly or indirectly, any competing products over the specified drug manufacturer’s products except for reasons of medical appropriateness. The drug manufacturers are obligated to pay rebates within a specified period of time after Health Card submits its claims, based on agreed upon specified percentages which can vary based on certain contractual criteria. The manufacturer contracts provide for either (i) a fixed percentage access rebate or (ii) a baseline rebate based on Health Card’s initial claims and would be obligated to pay incremental rebates based on increases beyond the baseline. Similarly, Centrus has entered into separate agreements with drug manufacturers which have been assumed by Health Card. To date, all of the rebate contracts with Centrus have been consolidated with Health Card.

        All, part, or none of the rebates received by Health Card from drug manufacturers or the rebate administrators may be remitted to certain of Health Card’s sponsors, depending upon the terms of Health Card’s agreements with each sponsor. See Item 7 hereof.

Pharmacy Network

        Health Card maintains a pharmacy network that includes both retail and mail options. Health Card’s agreements with many pharmacies do not require it to make payments within a specified period. However, Health Card knows from experience that timely payment is a significant consideration of the pharmacies. Health Card endeavors to process claims promptly and obtain funds from sponsors prior to making payments to participating pharmacies, but there can be no assurance that sponsors will pay Health Card in a timely fashion. The loss of a substantial portion of the pharmacies in the pharmacy network would have a material adverse effect on Health Card’s business, operating results and financial condition. See Item 7 hereof.

        Retail Pharmacy Network Management. Health Card maintains a comprehensive multi-state network of participating pharmacies. Both the retail and mail order components of the pharmacy network, including Health Card’s own facility, are managed by Health Card’s on-line claims management system. Certain of Health Card’s sponsors require it to maintain a pharmacy network with specified numbers of pharmacies in various locations to serve plan participants. Health Card’s retail pharmacy network consists of over 49,000 pharmacies, with the result that cards issued by the Company are recognized in over 91% of pharmacies in the U.S.

Benefit Design Consultation

        Health Card assists sponsors in defining their financial and employee-benefit objectives for their prescription drug benefit plans and in developing a program to meet such objectives. Health Card’s staff analyzes and provides recommendations to sponsors regarding how to improve their plan performance based upon the sponsor’s objectives. General areas of focus include:

  Participant cost - sharing levels (i.e., deductibles and co-pays)
  Covered and excluded drugs
  Clinical management strategie
  Alternate programs and services

        Once a plan design has been implemented, the clinical and account management staff monitors plan performance for customer satisfaction and cost effectiveness, and may periodically recommend changes to the plan.

Drug Review and Analysis

        Health Card’s drug review and analysis services include prospective reviews of potential claims and concurrent and retrospective reviews of submitted claims. These include a series of on-line reviews which permit a pharmacist filling a prescription to examine the plan participant’s claims history for:

  drug interactions
  premature refills of prescriptions
  duration and duplication of therapy
  pregnancy and breast feeding precautions
  geriatric or pediatric precautions
  compliance with prescriptions
  other contraindications

        Health Card transmits such information to the dispensing pharmacist for information purposes only – not to replace the prescribing physician’s or the dispensing pharmacist’s professional judgment. Health Card’s consulting department retrospectively analyzes the drug utilization patterns of plan participants for each sponsor. Health Card may then recommend changes in the sponsor’s plan design, preferred drug management, and disease information systems initiatives to contain costs or to better serve the plan participants.

Formulary Design and Disease Information Services

        Formulary Design. Health Card has established a Pharmacy & Therapeutics Committee (the “P&T Committee”) currently comprised of physicians and pharmacists, with independent provider representation from across the country. The P&T Committee’s primary responsibility is to assist sponsors in designing a well managed, therapeutically appropriate, cost-effective preferred drug listing or “formulary.” The goal of the P&T Committee is to enable sponsors to optimize plan participant care through drug policy development and education. The P&T Committee typically meets quarterly and performs the following functions:

  provides information to sponsors to ensure that the covered drugs of each plan reflect the current standard of medical practice and pharmacology;
  evaluates drugs for clinical efficacy prior to cost considerations for inclusion in a plan as a preferred drug;
  analyzes current literature for safety, efficacy and cost-effectiveness of covered drugs;
  provides recommendations on drug therapy and utilization;
  evaluates drug review and analysis programs and criteria;
  recommends those drugs which require prior authorization from the sponsor; and
  reviews the associated guidelines for those drugs' proper use.

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

  Chairman, Martin Edelstein, M.D.: Specialties / Areas of Expertise: Family Practice, Geriatrics, Academia
  Marlon Doucet, M.D.: Specialties / Areas of Expertise: Family Medicine
  Roberta Monson, MD: Specialties / Areas of Expertise: Infectious Disease, Academia
  Eric Schneider, Pharm.D., Specialties / Areas of Expertise: Ambulatory Care Practice, Academia
  Richard Handler M.D., Specialties / Areas of Expertise: Internal Medicine, Rheumatology
  David Grossman M.D., Specialties / Areas of Expertise: Cardiology
  James Tan M.D., Specialties / Areas of Expertise: Pediatrics
  Jennifer Cerulli, Pharm.D., Specialties / Areas of Expertise: Ambulatory Care Practice, Academia

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

  reviews and analyzes drugs prescribed and prescriptions dispensed;
  recommends plan guidelines; and
  conducts plan participant and physician profiling.

        By analyzing plan participants’ pharmacy claims patterns, Health Card can provide information to sponsors and health care providers, assisting in the early identification of patients whose care might be improved through additional or alternative medication treatments. Health Card has developed disease information systems covering cardiovascular and gastrointestinal conditions, behavioral health, migraines, diabetes and asthma, among others.

        Health Card’s disease information services utilize the recommended drug and treatment guidelines, changes in the drug and treatment guidelines, current medical literature and its own assessments to identify plan participants “at-risk” for a particular disease. If the disease information services identify participants “at-risk” for particular diseases, Health Card may provide the recommended drug and treatment guidelines to sponsors, treating physicians and plan participants. If requested by the sponsor, Health Card monitors a participant’s compliance with the recommended drug and treatment guidelines, including prescription usage. If it appears, based upon Health Card’s analysis of the participant’s claims history, that the recommended drug and treatment guidelines are not being applied, Health Card may, if requested by the sponsor, contact the physician, via either telephone or letter, suggesting additional options. Physician performance and adherence to the recommended drug and treatment guidelines are monitored by using Health Card’s information systems.

Data Access, Reporting and Information Analysis

        Health Card’s on-line claims management system enables Health Card to efficiently provide sponsors with:

  On-line system access whereby the sponsor is able to update and maintain certain plan areas such as participant eligibility
  Periodic utilization and financial reports, which Health Card representatives utilize to assist sponsors regarding benefit design, cost containment initiatives, disease information initiatives, generic equivalents programs and formulary management
  Plan performance indicators and ad hoc reporting through Health Card’s proprietary decision support tool, known as INFO.

Physician Profiling

        Health Card will, at the request of either a physician or a sponsor, analyze (i.e., profile) a physician’s prescription history and consult with either the physician or the sponsor about the physician’s prescribing pattern. Health Card might, for example, discuss alternatives to therapies that the physician regularly prescribes based on the drug and treatment guidelines. This practice is designed to enhance the therapeutic benefits received by the plan participant and, where possible, to achieve cost savings. It is also designed to promote conformity with plan benefits and the recommended drug and treatment guidelines.

Health Information Management

        Health Card’s health information management services are delivered through its wholly-owned subsidiary, Integrail, operating out of Latham, New York. Acquired by Health Card in November 2002, Integrail provides comprehensive strategic services to analyze and predict outcomes for both medical and pharmacy data. The focus of Integrail’s offerings is to help improve quality of care while managing pharmacy and medical costs. Integrail’s services are provided to payers and sponsors, such as managed care organizations, physician hospital organizations, independent practice associations (IPAs), employer groups, third party administrators, and Taft-Hartley trust funds.

        Integrail’s work in the area of predictive modeling has resulted in the development of product and service offerings that enable clients to identify future healthcare risk and provide solutions to better manage the clinical and economic implications of the risk. These predictive modeling products allow Integrail to recommend interventions as well as other services that will deliver cost savings and future cost avoidance.

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

        Prior to operating its own mail service pharmacy in Miramar, Florida, Health Card outsourced all of its mail order business to third parties. Health Card continues to have a non-exclusive relationship with Eckerd Health Services d/b/a Express Pharmacy Services (“Express Pharmacy”) pursuant to which Express Pharmacy acts as a participating pharmacy and dispenses drugs to plan participants by mail. The agreement between Health Card and Express Pharmacy renews automatically for one year terms. Either party has the right to terminate the agreement at the end of any renewal term, in each case on 90 days’ prior written notice. The agreement provides that Express Pharmacy will (i) provide the covered drugs by mail to participants; (ii) collect the appropriate co-payment; and (iii) if required by the plan, collect any additional payment if a brand drug is dispensed when a generic drug is available.

        Sponsors using the mail-order services of Express Pharmacy have nearly all been transitioned to the mail pharmacy services of NMHCmail. Claims submitted by mail order pharmacies are managed using Health Card’s on-line claims management system and are subject to the same review and verification as those claims submitted by retail pharmacies.

        In addition, Health Card dispenses specialty pharmaceuticals from its Portland, Maine facility. For a discussion of Health Card’s specialty pharmacy business, see “- Specialty Pharmacy.”

Specialty Pharmacy

        Health Card’s specialty pharmacy program is delivered through its wholly-owned subsidiaries, PRXA and PPRX, both doing business as NMHC Ascend. Ascend manages high cost self-injected medications, compounding prescriptions for men’s and women’s health and other drugs requiring special handling for some of its sponsors and for Medicaid and Medicare recipients. Recently, this class of medications has become a more significant percentage of Health Card’s sponsors’ pharmacy budget. This growth is a function of increased utilization as well as an increase in the number of available treatment agents. Diseases treated by specialty pharmacy medication include: HIV/AIDS, Hepatitis HCV, Multiple Sclerosis, Hemophilia, Gaucher’s Disease, Chronic Renal Failure, Infertility, Arthritis (OARA), Crohn’s Disease, Human Growth Hormone Deficiency, Cystic Fibrosis, and Respiratory Syncytial Virus (RSV).

        The specialty pharmacy services manage utilization of these agents on two levels: first, at a macro level, by identifying trends in utilization patterns, recommending protocols based on nationally accepted guidelines, and monitoring compliance; second, on a micro level, by Ascend managing guidelines for its patients to ensure appropriate dispensing and ongoing compliance.

        In addition, NMHC aids sponsors in identifying patients for its specialty program either through medical claims information provided by the sponsor or in conjunction with existing drug profiles. Once identified, patients may receive some, or all, of the following services:

  Delivery to a location of the patient's choice (home delivery or delivery to the patient's primary care physician or specialist);
  Educational materials about therapies and disease states;
  Drug and disease information services;
  Pharmacist hotline;
  Assignment of benefits; and
  Study protocols and financial assistance program information.

        Along with providing the above services, Ascend has relationships with biotech and drug manufacturers to be a part of their dispensing network of pharmacies.

        The addition of NMHCmail will allow Health Card to dispense specialty pharmaceuticals from its Miramar, Florida facility and the addition of Ascend will allow Health Card to expand its range of specialty-pharmacy areas to include women’s health, pediatric care, men’s health and transplant.

Sponsors

Agreement with Sponsors

        Health Card’s sponsors are located throughout the United States. Sponsors include managed care organizations, local governments, unions, corporations, HMO’s and third party health care plan administrators of prescription drug programs. Health Card’s sponsors are typically asked to sign a standard form of pharmacy benefit management agreement that governs Health Card’s relationship with that sponsor. Pursuant to this standard agreement, Health Card pays claims and furnishes other related services through a network of pharmacies. The sponsor provides the details of the plan to be managed, along with a list of all covered participants and eligibility updates. The sponsor is liable for all charges incurred by unauthorized access unless Health Card was notified in writing or electronically of ineligibility. Health Card is obligated to ensure that an adequate number of member pharmacies are available, furnish a description of the plan to the pharmacies, require such pharmacies to comply with the member pharmacy agreement, and process claims. Health Card is also obligated to furnish the sponsor with a semi-monthly account statement which includes a summary of claims costs in the preceding period, and a description of the drugs which are included and excluded from the plan.

        Pursuant to the standard agreement, the sponsor is obligated to pay Health Card the cost of claims to Health Card (less any cash advances paid) as semi-monthly statements are received by the sponsor. The account statement will also include an administrative amount due to Health Card for the auditing, approval and payment of claims processed during the preceding period. The contracting party typically agrees to make all payments within a specified period after the billing cycle, except that any additional charges, for which a separate fee is agreed to by the parties, will be remitted by the contracting party within 30 days after receipt of billing from Health Card. Health Card agrees to maintain adequate records for the sponsor to determine its cost of drugs and the sponsor may review these records. While most of Health Card’s larger sponsors negotiate other agreements with Health Card, many sponsors sign the standard form or a modified version of the standard form. The specific terms of each pharmacy benefit management agreement, including any incentive arrangements, are negotiated by Health Card on a case by case basis. While Health Card may take into account factors such as the number of plan participants, margins and economies of scale, among others, in determining the terms of its arrangements with sponsors, Health Card generally does not use set guidelines when determining these terms. See Item 7 hereof.

        In October 1998, the Company acquired National Medical Health Card IPA, Inc. (“IPA”) which is an independent practice association under the laws of New York. The Company acquired PSCNY IPA, Inc. (“PSCNY”) as part of the Centrus acquisition (see Recent Acquisitions and Developments above and Note 3 to Consolidated Financial Statements comprising Item 8 hereof). Health Card’s IPA was dissolved. PSCNY was used by Centrus to contract with Health Maintenance Organizations or providers containing financial risk-sharing provisions, which represents some of Centrus’ largest sponsors. PSCNY’s name was changed to National Medical Health Card IPA, Inc. in September 2002. IPA is subject to the regulatory authority of the Department of Health and the laws, rules and regulations applicable to independent practice associations in New York.

Significant Sponsors

        For the fiscal year ended June 30, 2004, MVP Health Plan, Inc. (“MVP”) and Boston Medical Center HealthNet (“Boston Medical”) were the only two sponsors that each accounted for 10% or more of Health Card’s total revenues.

        For the year ended June 30, 2004, revenues from MVP represented 30% of Health Card’s revenues. The contract between MVP and a subsidiary of Health Card remains in effect until December 31, 2005.

        Boston Medical accounted for 10% of Health Card’s revenues for the year ended June 30, 2004. Boston Medical operates a Medicaid managed care program. Health Card entered into a contract with Boston Medical effective April 1, 2003 that remains in effect for a three year period and thereafter automatically renews for successive one year periods unless otherwise terminated by either party.

Company Operations

Sales and Marketing

        Health Card markets its services through a sales and marketing department led by a direct sales force of Regional Sales Directors and external brokerage and consultant relationships. Health Card’s sales executives target sponsors throughout the United States. In addition, Health Card contracts with brokers and consultants who are retained to market Health Card’s services to prospective sponsors for agreed upon fees based on the number of plan participants enrolled in a Health Card supported plan, and/or the number of claims processed under such plan. Health Card also attends numerous trade shows and uses advertising, public relations and marketing literature for sales support.

        Health Card continues to make significant investments in sales and marketing initiatives, including the hiring of additional sales people. These efforts are expected to yield continuous improvements to Health Card’s relationships with existing clients as well as to create access to new customers in major marketing areas.

        Furthermore, Health Card continues to expand its web presence (www.nmhcrx.com) as both a functional tool for clients to conduct the many value-added services provided by Health Card, and as a portal for eligible plan members to make inquiries and place orders. The web site offers a page dedicated to online services which allow plan participants to fill out customer service surveys, to obtain direct payment claim forms, and to access the pharmacy network listings. In addition, Health Card uses its web presence to make available specific resources to clients who have unique reporting and data management requests, including member access to claims history. All member information is subject to the most stringent security measures available in the industry, protecting patient confidentiality and meeting HIPAA compliance standards.

Information Systems

        Information Systems play a critical role in Health Card’s business. Health Card’s on-line claims management system depends in large part on software licensed from an unaffiliated party. By a license agreement dated February 18, 1998, Health Card was granted a non-exclusive and nontransferable perpetual license to use this party’s claims adjudication software system. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 hereof.

        Health Card maintains extensive preventative measures to protect against disaster, including redundancy in processing, telecommunications and power sources.

        Health Card employees provide the required services to maintain and enhance the Company’s information systems infrastructure. Occasionally, outside, unaffiliated consultants are retained for additional expertise. Historically, Health Card received data processing services and technology infrastructure consulting services from Sandata Technologies, Inc. and its subsidiaries (“Sandata”). Sandata is a private company of which Bert E. Brodsky, Health Card’s former Chairman of the Board and currently a director of the Board, is also Chairman, CEO, Treasurer and principal stockholder. Health Card has evaluated the services that Sandata has performed for it in the past, and has brought those services in-house by hiring employees with the needed skills. This has virtually eliminated the Company’s expenses payable to Sandata.

Suppliers

        In July 2003, NMHCmail entered into a 42 month agreement with a wholesale distributor, AmerisourceBergen, to be the primary supplier of pharmaceuticals for its mail order operations. Health Card is currently negotiating other supplier contracts as well. Health Card believes that its supplier arrangements will be adequate to fulfill its needs. Ascend also utilizes Amerisource Bergen for its purchases, as well as biotech firms for some of the newer drugs it provides.

Competition

        Health Card competes with numerous companies which provide the same or similar services. Some of Health Card’s competitors have been in existence for longer periods of time and are better established than Health Card. Some of them also have broader public recognition, financial and marketing resources substantially greater than Health Card, and more experienced management. In addition, some of Health Card’s sponsors and potential sponsors may find it desirable to perform for themselves those services now being rendered by Health Card. Furthermore, there is a distinct possibility that consolidation and alliances within the industry will adversely impact the operations and prospects for independent pharmacy benefit management companies such as Health Card.

        Health Card’s ability to attract and retain sponsors is substantially dependent on its capability to provide efficient and accurate claims management, utilization review services and related reporting, auditing and consulting services. Health Card believes that the following factors help Health Card successfully compete:

  a successful record of delivering lower annual costs for its sponsors than national trends;
  a broad base of experience in the information technology and pharmacy benefit management industries;
  flexible and sophisticated on-line information systems, which integrate all of the data input, reporting, analysis, and access functions provided by Health Card;
  a focus on customer service; and
  transparency to sponsors.

Employees

        As of September 10, 2004, Health Card and its subsidiaries had 394 employees. Of the 394 total employees, 363 are full-time and 31 are part-time. Health Card is not a party to any collective bargaining agreement, and Health Card considers its relations with its employees to be satisfactory.

Government Regulation

        The activities of PBMs such as Health Card are subject to regulation at the federal and state levels. Health Card believes that its operations, as currently conducted, substantially comply with the laws and regulations material to the operation of its business. However, the application of complex standards to the detailed operations of Health Card’s business creates areas of uncertainty.

        Regulatory authorities have very broad discretion to interpret and enforce these laws and to promulgate corresponding rules and regulations. Violations of these laws and regulations may result in criminal and/or civil fines and penalties, injunctive relief to prevent future violations, other sanctions, loss of professional licensure and exclusion from participation in federal and state health care programs, including Medicare and Medicaid. There can be no assurance that Health Card has interpreted the applicable laws and regulations in the same way as regulatory or judicial authorities, or that the laws and regulations and/or the interpretation thereof will not change. To date, Health Card’s business activities and relationships with sponsors, pharmacies, rebate administrators, plan participants, and brokers have not been the subject of regulatory investigation or review on either the state or the federal level.

        Moreover, the states and federal government continue to propose new legislation that may, if enacted, have a material adverse effect on Health Card’s business, profitability or growth prospects. A more detailed analysis of certain laws and regulations and proposed legislation affecting the business, operations and relationships of Health Card is set forth below.

Anti-Kickback Statutes

        The Federal Anti-Kickback Statute prohibits knowingly paying or receiving remuneration in return for referring an individual for the furnishing of an item or service, or for the purchasing, ordering or arranging for any item or service, for which payment may be made in whole or in part under a federal health care program, including Medicare or Medicaid. Regulations have been adopted under the Federal Anti-Kickback Statute which provide safe harbors for certain remuneration arrangements that might otherwise violate the statute, such as properly reported discounts (including certain rebates) received from vendors and properly disclosed payments made by vendors to group purchasing organizations. The failure to fall within a safe harbor does not automatically mean that an arrangement is unlawful, although it may result in heightened scrutiny or challenge. Many states, including several in which Health Card does business, have adopted laws similar in scope to the Federal Anti-Kickback Statute (sometimes including similar safe harbors), and these state laws often are applicable to services for which payment may be made by anyone, including commercial insurers and private pay patients, not just payments made under a federal health care program. Violation of these anti-kickback laws may result in criminal and civil penalties as well as exclusion from the Medicare and Medicaid programs.

        The Federal Anti-Kickback Statute has been broadly interpreted by the courts, the Office of Inspector General (the “OIG”) of the Department of Health and Human Services (“HHS”), and pertinent administrative bodies. Courts have ruled that a violation of the statute exists even if only one purpose of the remuneration was to induce patient referrals or purchases. Also, the OIG has identified as possibly improper under the statute so-called “product conversion” programs, pursuant to which pharmaceutical manufacturers provide incentives to physicians and pharmacies to change a prescription to a drug made by the pharmaceutical manufacturer, or recommend such a change. Health Card is not aware of any instance in which the Anti-Kickback Statute has been applied (i) to prohibit independent PBMs, such as Health Card, from receiving rebates from drug manufacturers based on drug sales by pharmacies to plan participants, or (ii) to the contractual relationships between independent PBMs and their sponsors and participating pharmacies.

        The Federal Anti-Kickback statute has also been cited as a partial basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with product conversion programs. Additionally, certain governmental entities have commenced investigations of companies in the pharmaceutical services industry and have identified issues concerning development of preferred drugs lists, therapeutic substitution programs, pricing of pharmaceutical products and discounts from prescription drug manufacturers. Several pharmaceutical manufacturers have entered into settlement agreements with the federal government concerning marketing and pricing practices. Further, at least one state has filed a lawsuit concerning similar issues against a health plan.

        Health Card believes that it is in compliance with the Federal Anti-Kickback Statute and similar state laws and to date, Health Card has not been the subject of any such suit or investigation. There can be no assurance, however, that Health Card will not be subject to challenge or a proceeding under the Anti-Kickback Statute, the regulations thereunder or any similar state laws. Any such challenge or proceeding could have a material adverse effect on Health Card’s business, results of operations or financial condition, regardless of whether Health Card is found to have violated such statutes or regulations.

        On April 28, 2003, the OIG issued its Compliance Program Guidance for Pharmaceutical Manufacturers (“OIG Guidance”) aimed at advising pharmaceutical manufacturers on how to establish compliance programs that will ensure compliance with state and federal laws and regulations. The OIG Guidance encourages pharmaceutical manufacturers to evaluate some areas of legal risk in structuring their compliance program, including the relationship between pharmaceutical manufacturers and PBMs. In particular, the OIG Guidance describes the negotiation of discount rebates and administration fees, as well as formulary support activities, as areas of potential legal risk. Although Health Card believes that its business practices and direct arrangements with pharmaceutical manufacturers are in compliance with the OIG Guidance, it can not guarantee that the arrangements between its third party rebate administrator and the pharmaceutical manufacturers are in compliance with the OIG Guidance. In addition, if the industry perceives the OIG Guidance as leading to greater scrutiny of PBMs, pharmaceutical manufacturers and sponsors, may seek to alter rebate arrangements, which could adversely affect Health Card’s profitability.

Stark Law

The federal physician self-referral law, known as the “Stark Law,” prohibits physicians from referring Medicare or Medicaid beneficiaries for “designated health services,” including outpatient prescription drugs, to any entity which the physician or an immediate family member of the physician has a financial relationship. The law also prohibits the entity receiving a prohibited referral from presenting a claim to Medicare or Medicaid for the designated health service furnished under the prohibited referral. In addition, the Stark Law contains certain statutory and regulatory exceptions for physician referrals and physician financial relationships. The Centers for Medicare & Medicaid Services published final regulations under the Stark Law which provides guidance on interpretation of the scope and exceptions of the Stark Law. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and Medicare and Medicaid program exclusion. Health Card’s specialty and mail order pharmacy dispenses certain outpatient prescription drugs that may be directly or indirectly reimbursed by the Medicare or Medicaid programs, potentially making it subject to the Stark Law’s requirements. However, Health Card does not believe that it receives any physician referrals that would violate the Stark Law.

State Self-Referral Laws

        Our mail order and specialty pharmacy operations may also be subject to statutes and regulations that prohibit payments for referral of individuals from or by physicians to health care providers with whom the physicians have a financial relationship. These state laws and their exceptions may vary from the federal Stark Law and vary significantly from state to state. Some of these state statutes and regulations apply to items and services reimbursed by private payors. Violation of these laws may result in prohibition of payment for items or services provided, loss of pharmacy or health care provider licenses, fines and criminal penalties. State self-referral laws are often vague, and, in many cases, have not been widely interpreted by courts or regulatory agencies. Nonetheless, Health Card believes it is in substantial compliance with such laws.

Statutes Prohibiting False Claims and Fraudulent Billing Activities

        A range of federal and state civil and criminal laws target false claims and fraudulent billing activities. One of the most significant of these laws is the Federal False Claims Act, which imposes civil penalties for knowingly making a false claim or the making of a false record or statement in order to secure reimbursement from a government sponsored program, such as Medicare and Medicaid. In recent years, the federal government has launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Claims under these laws may be brought either by the government or by private individuals on behalf of the government through a “whistleblower” action. Because such actions are filed under seal and may remain secret for years, there can be no assurance that neither Health Card nor any of its subsidiaries are named in a material action. The False Claims Act and other related or similar laws generally provide for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims as well as potential criminal penalties. Nonetheless, Health Card believes it is in substantial compliance with such laws.

Regulations Regarding Privacy and Confidentiality

        The federal government and most states regulate the dissemination and use of personally identifiable health information about a patient. Many of Health Card’s activities involve the receipt, use and disclosure by it of protected health information (“PHI”), including disclosure of PHI to a patient’s health benefit plan. In addition, Health Card may use de-identified data for research and analytical purposes.

        In December 2000, HHS issued final regulations under the Health Insurance and Portability Act of 1996 (“HIPAA”) regarding the privacy of individually identifiable health information (the “Privacy Rule”). The Privacy Rules, which became effective April 14, 2003, imposes extensive requirements on the way in which covered entities and their business associates use and disclose PHI. The Privacy Rules give patients significant rights to understand and control how their PHI is used and disclosed. Direct providers, such as pharmacies, may use patient information without specific patient authorization for treatment, payment and health care operations. For most other uses or disclosures of PHI, the Privacy Rules require covered entities to obtain written patient authorization. In most cases, use or disclosure of PHI must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure.

        In August 2000, HHS issued final regulations under HIPAA on standards for electronic transactions and code sets to be used by health plans, healthcare providers, and healthcare clearinghouses in those transactions (the “Transaction Standards and Code Sets”), with a compliance date of October 16, 2003. The Transaction Standards and Code Sets adopt national, uniform standards that must be used if a healthcare provider or health plan conducts certain electronic transactions with another healthcare provider or health plan. These regulations also mandate the use of certain code sets in connection with the standard transactions. Health Card’s covered electronic transactions are in compliance with these regulations.

        In April 2003, HHS also issued final regulations under HIPAA governing the security of PHI, with an initial compliance date of April 20, 2005 (the “Security Rules”). The Security Rules impose detailed requirements on health care providers, health plans, healthcare clearinghouses, and their business associates relating to the storage, utilization, and transmission of PHI.

        Health Card has a HIPAA Compliance Committee comprised of representatives from each of Health Card’s departments including legal counsel and chief financial officer who oversee and assess Health Card’s compliance with HIPAA. Health Card believes that it is in substantial compliance with the Privacy Rules and Transaction Standards and Code Sets requirements promulgated under HIPAA. To date, Health Card has, among other tasks, implemented a training program for its employees on the HIPAA regulations and its application to Health Card’s business, implemented practices for the standardization of electronic communication, and installed a security system to protect the integrity of electronic transmissions. Specifically, as a “business associate” with respect to PBM services to sponsors, Health Card has entered into business associate agreements with sponsors and vendors. As a “covered entity” with respect to providing service through Health Card’s mail service and specialty pharmacies, Health Card has entered into business associate agreements with vendors or other parties with which it shares PHI and provides Notice of Privacy Practices to individuals describing how the relevant pharmacy uses and discloses PHI for treatment, payment and healthcare operations.

        Health Card is continually assessing the steps it must take to be in full compliance with the Security Standards and the related costs of compliance, but does not believe at this time that the Security Standards will require changes to its information systems and business practices. However, there can be no assurance that these changes and their associated costs will not have a material adverse effect on Health Card. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties and civil sanctions.

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

        To date, no additional privacy legislation has been enacted that materially restricts Health Card’s ability to provide its services; however, it is possible that new laws or regulations further restricting the dissemination or use of such information could be adopted, or that existing laws and regulations will be interpreted in such a manner as to further restrict Health Card’s ability to obtain and use information about its plan participants. Such new laws or interpretations could have a material adverse effect on Health Card’s business, results of operations or financial condition.

ERISA

        Health Card provides services to a number of sponsors which are self-funded health plans. These plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA, which imposes certain obligations on those deemed fiduciaries of the health plans. Health Card administers pharmacy benefit plans according to the plan design choices made by the health plan sponsor. Health Card believes that its activities are sufficiently limited that it does not assume any of the fiduciary responsibilities of the sponsor and thus would not be regulated as a fiduciary under ERISA. In addition, Health Card’s current form agreement with sponsors specifically provides that Health Card is not a fiduciary of the plan. Although courts have declined to extend ERISA fiduciary obligations to managed care companies, there can be no assurance that the U.S. Department of Labor (which enforces ERISA) or a court will not assert that Health Card (or some other PBM) has a fiduciary obligation in connection with its activities on behalf of its self-funded sponsors. If Health Card is deemed to be a fiduciary, it could potentially be subject to claims regarding benefit denials and breach of fiduciary duties in connection with its provision of services. Several lawsuits have currently been filed against other PBMs, alleging that the relevant PBM is a fiduciary under ERISA and is in breach of its fiduciary obligations. Decisions on these lawsuits are still pending.

        Effective January 2004, the Department of Labor issued claims procedure regulations (“Claims Rules”) that create standards applicable to sponsors that are regulated under ERISA for initial and appeal level decisions, time frames for decision making, and enhanced disclosure rights for claimants. Health Card has implemented and will continue to implement in the future, changes to its operational processes, as necessary to accommodate its sponsors’ compliance needs.

FDA Regulation

        The United States Food and Drug Administration (the “FDA”) generally has authority to regulate drug promotional materials that are disseminated “by or on behalf” of a pharmaceutical manufacturer. In January 1998, the FDA published a Notice and Draft Guidance for Industry regarding its intent to regulate certain drug promotion and therapeutic substitution activities performed by PBMs that are controlled, directly or indirectly by pharmaceutical manufacturers. The FDA was concerned that pharmaceutical manufacturers might attempt to avoid FDA regulation in connection with the promotion of their drugs by utilizing PBMs to conduct the marketing activity. The FDA effectively withdrew the draft guidance in the fall of 1998. Health Card is not owned or controlled by a pharmaceutical manufacturer, but it does have contractual relationships with them. Although the draft guidance has effectively been withdrawn, there can be no assurance that the FDA will not again attempt to assert jurisdiction over certain aspects of the business of PBMs in the future, which could materially adversely affect Health Card’s operations.

Medicare Prescription Drug Benefits Reforms

        The Medicare Prescription Drug, Improvement, and Modernization Act (the “Medicare Drug Act”), which was enacted in 2003, creates a new voluntary prescription drug benefit under the Social Security Act (“Medicare Drug Benefit”). Beginning in 2006, Medicare beneficiaries entitled to Part A or enrolled in Part B, as well as certain other Medicare enrollees, will be eligible for the Medicare Drug Benefit. Regulations implementing the Medicare Drug Benefit have not yet been published, and the Medicare Drug Act requires that the Federal Trade Commission conduct a study regarding certain competitive aspects of PBM services and make recommendations regarding additional legislation that may be needed concerning the Medicare Drug Benefit. The FTC has contacted many PBMs, including Health Card, to provide them with detailed business documents and data concerning business practices relating to their businesses. At this stage, Health Card has not been able to fully assess the extent to which Health Card may participate in the administration of the Medicare Drug Benefit, the costs involved or the impact on its business and profitability.

        The Medicare Drug Act also established a transitional voluntary, Medicare-endorsed prescription drug discount card program (“Medicare Card Program”), effective as of June 1, 2004, which is to remain in place until completion of enrollment in the Medicare Drug Benefit in 2006. PBMs are playing a central role in the Medicare Card Program, either through direct sponsor contracts with The Centers for Medicare and Medicaid Services (“CMS”) or indirectly as a subcontractor with an endorsed sponsor of the Medicare Card Program. Health Card has entered into a contract with MemberHealth, Inc., an endorsed sponsor, for the provision of rebate administration services to enrollees in the sponsor’s card program. Specifically, Health Card negotiates and enters into rebate agreements with pharmaceutical manufacturers and collects rebates on behalf of the enrollees. In return, Health Card receives an administrative fee for its services.

Consumer Protection Laws

        The federal government and most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with drug switching programs. In addition, most states have enacted consumer protection laws relating to a broad range of managed health care activities, including provider contracting, participant appeals and access to services and supplies. Although Health Card believes it is compliant with consumer protection laws, there can be no assurance that Health Card’s operations will not be subject to challenge or scrutiny under one or more state laws.

Regulations Applicable to Health Care Professionals

        All states regulate the practice of medicine, nursing, and other licensed health professions. To Health Card’s knowledge, no PBM has been found to be engaging in the practice of medicine or nursing by reason of its health management services. Activities deemed by a state’s regulatory authority to constitute the practice of medicine, nursing, or any other licensed health profession without the proper license would subject the actor to the penalties provided under such state’s laws. Health Card cannot assure that a regulatory authority in a state in which it engages in PBM services would not assert a contrary position and subject it to sanctions for the unauthorized practice of medicine, nursing, or other licensed health profession.

Third Party Administrator, Utilization Review Laws and Preferred Provider Organizations

        Many states have licensure or registration laws regulating certain types of managed care organizations, including, third party administrators (“TPAs”), companies that provide utilization review services, and preferred provider organizations (“PPOs”). These laws differ from state to state, and their application to PBMs is often unclear. Health Card has registered or is applying to become registered in those states in which it has concluded that such registration or licensure is required. Registration and licensure requirements for PBM activities vary from state to state depending on state agency interpretations. Prior to September 1998, however, Health Card conducted its activities without obtaining any TPA, utilization review or PPO licenses. Health Card may be subject to cease and desist orders, fines and other penalties in a particular state if a state agency changes its interpretation of licensure requirements or if a state agency determines that Health Card was non-compliant prior to the time it was required to obtain a license. There can be no assurance that such an adverse finding by a state agency would not have a material adverse effect on Health Card’s business, results of operations or financial condition.

Mail Service Pharmacy Regulation

        Health Card’s mail order and specialty pharmacies, NMHCmail and Ascend, respectively, distribute drugs throughout the United States. Health Card’s mail order fulfillment center is located in Florida and its specialty pharmacy is located in Maine. NMHCmail and Ascend are each licensed to do business and to deliver controlled substances in its respective state. Some of the states into which NMHCmail and Ascend deliver pharmaceuticals have laws that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in such state, in order to mail drugs into that state. NMHCmail and Ascend have each registered or is in the process of registering in every state that, to its knowledge requires such registration. Some of these states also require out-of-state mail service pharmacies to comply with certain pharmacy laws and regulations of their states, as well as employ a pharmacist licensed in the state to which the drugs are shipped. Health Card believes that NMHCmail and Ascend are currently in substantial compliance with state laws and regulations that apply to their mail service pharmacy operations. In addition, Health Card believes that all of NMHCmail’s and Ascend’s applications for state registration or licensure will be submitted prior to the delivery of pharmaceuticals into a particular state, but cannot guarantee that it will obtain all of the required state licenses prior to such date.

        NMHCmail plans to dispense prescription drugs for refills pursuant to orders received through the internet. Accordingly, NMHCmail will be subject to certain federal and state laws affecting on-line pharmacies. Several states have proposed legislation to regulate on-line pharmacies, and federal regulation by the FDA or other federal agency of on-line pharmacies has been proposed. NMHCmail’s mail service pharmacy operations could be materially adversely affected if such legislation is enacted and restricts its ability to offer its services.

        Other statutes and regulations may affect the operations of the mail service pharmacies. For example, the Federal Trade Commission requires mail service sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products sold, to fill mail service orders within 30 days and to provide clients with refunds when appropriate. In addition, the United States Postal Service (“USPS”) has statutory authority to restrict the delivery of drugs and medicines through the mail. However, to date, the USPS has not imposed any such restriction that would affect the mail service operations of Health Card.

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

Antitrust

        Numerous lawsuits have been filed throughout the United States under various state and federal antitrust laws by retail pharmacies against drug manufacturers, wholesalers and major PBMs, challenging certain brand drug pricing practices. An adverse outcome in any of these lawsuits could require defendant drug manufacturers to provide the same types of discounts on pharmaceuticals to retail pharmacies and buying groups as are provided to PBMs and managed care entities to the extent that their respective abilities to influence market share are comparable. This practice, if generally followed in the industry, could increase competition from pharmacy chains and buying groups and reduce or eliminate the availability of certain discounts currently received in connection with Health Card’s drug purchases. The loss of such discounts could have a material adverse impact on Health Card’s operations. In addition, to the extent PBMs appear to have actual or potential market power in a relevant market, business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties.

Regulation of PBMs

        The federal government currently does not directly regulate the activities of PBMs. Several states, however, have introduced legislation in recent years which, if enacted, would directly regulate the activities of PBMs. In 2003, Maine passed legislation that directly regulates the activities of PBMs. In part, the Maine statute requires PBMs that derive any payments from rebates and other discounts to pass such amounts in full to the sponsors or their members and imposes fiduciary duties and disclosure obligations upon PBMs. The U.S. District court in Maine has preliminarily enjoined enforcement of the Maine statute. To the extent states in which Health Card does business enact bills that regulate the activities of PBMs in a comprehensive manner, such bills could materially adversely affect Health Card’s business.

        In addition, statutes have been introduced in several states which purport to declare that a PBM is a fiduciary with respect to its sponsors. The fiduciary obligations that such statutes would impose would be similar, but not identical, to the scope of fiduciary obligations under ERISA. To date no such statute has been enacted.

        In addition, several influential bodies, including the National Association of Insurance Commissioners, the National Association of Boards of Pharmacy, and the National Committee on Quality Assurance, are considering proposals to regulate PBMs and certain of their activities, such as formulary and utilization management and downstream risk assumption. If these or other similar bodies adopt model acts which would regulate the activities of PBMs, states may be influenced to incorporate such model acts in their statutes. If laws directly regulating PBMs are passed in states in which Health Card does business, such laws could materially affect Health Card’s operations.

Legislation and Regulation Affecting Drug Prices

        Some states have adopted legislation and regulations requiring that a pharmacy participating in the state Medicaid program provide program patients the best price that the pharmacy makes available to any third party plan (“most favored nation pricing” legislation). Such legislation and regulations may have a material adverse effect on Health Card’s ability to negotiate discounts in the future from network pharmacies and on the reimbursement Health Card receives from Medicaid programs. Other states have enacted “unitary pricing” legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. A number of states have also recently introduced legislation seeking to control drug prices through various statutory limits, rebates or discounts extending to one or more categories of the state’s population. This legislation, if enacted, could have a material adverse effect on Health Card’s ability to negotiate discounts on the purchase of prescription drugs from its network pharmacies or manufacturers or otherwise discourage the use of the full range of Health Card’s services by current or future customers. In addition, some manufacturers may view these laws and policies as a disincentive to provide discounts to private purchasers, such as Health Card’s customers, which could adversely affect Health Card’s ability to control plan costs.

        Several states have introduced bills for broad drug price controls that would extend price controls beyond the Medicaid program. Some bills impose a ceiling on drug prices based on the Federal Supply Schedule and require that pharmacies extend this pricing to one or more segments of the state’s population, such as to all Medicare beneficiaries. If enacted, these bills could adversely affect the reimbursement rate of Health Card’s mail service pharmacy. Several states have introduced legislation that would require state agencies that purchase prescription drugs to consolidate their purchasing activities under a single contract. The State of Maine has adopted legislation known as the Maine Rx program, through which the state acts as a bulk purchaser of drugs for its non-Medicaid population. A number of states have similar pending bills supporting use of non-profit PBMs to leverage their purchase volume for prescription drugs. To the extent these bills are enacted, they could adversely affect Health Card’s ability to effectively do business in such states.

        The federal and state government has increased their scrutiny on the method used by drug manufacturers in developing pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs. One element that is common in the pricing information is the average wholesale price, or AWP, which is the standard pricing measure used by the pharmaceutical industry and PBMs in calculating drug prices. If the method of calculating AWP is changed by the government, it could adversely affect Health Card’s ability to effectively negotiate discounts with pharmaceutical manufacturers, pharmacies and sponsors. In addition, it could affect the reimbursement the mail service pharmacy would receive from managed care organizations that contract with government health programs to provide prescription drug benefits.

        Further, the federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs purchased by state Medicaid programs. Manufacturers of brand name products must provide a rebate equivalent to the greater of (a) 15.1% of the “average manufacturer price (“AMP”) paid by wholesalers for products distributed to the retail pharmacy class of trade and (b) the difference between AMP and the “best price” available to essentially any customer other than the Medicaid program, with certain exceptions. Some drug manufacturers may see these policies as a disincentive to offering rebates or discounts to private purchasers, including the sponsors Health Card represents.

        Congress has introduced new legislation to permit reimportation of approved drugs, originally manufactured in the United States, back into the United States from other countries where the drugs were sold at a lower price. A House Government Reform Subcommittee held hearings on this issue during 2003 and the Department of Health and Human Services has undertaken to study how the safety of imported drugs could be ensured with the results to be reported by December 1, 2004. Whether and how such a policy will be implemented is unclear. The ultimate impact of such legislation on the business of Health Card is not known.

Legislation Affecting Plan Design

        Some states have enacted legislation that regulates various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states have adopted “freedom of choice” legislation, which provides that members of a plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers, or provide that a plan participant may sue his or her health plan if care is denied. Certain states have introduced or enacted legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic drug substitution, requires coverage of all drugs approved by the FDA or prohibits denial of coverage for non-FDA approved uses. Other states mandate coverage of certain benefits or conditions. In addition some states have enacted legislation purporting to prohibit HMOs and other health plans from requiring or offering members financial incentives for use of mail service pharmacies. To date, there have been no formal administrative or judicial efforts to enforce any such laws. Although such legislation does not generally apply to Health Card, it may apply to certain of Health Card’s customers, HMOs and health insurers. If such legislation were to be enacted on a broad scope, it could have the effect of limiting the economic benefits achievable by Health Card’s customers through pharmacy benefit management.

Network Access Limitations

        Many states have adopted legislation restricting the ability of a PBM to limit participation in its pharmacy provider network or to remove a provider from the network. These laws may require Health Card or its sponsors to accept for participation in the network any retail pharmacy willing to meet the applicable plan’s price and other terms, and may restrict the ability of Health Card and its sponsors to remove a pharmacy from the network without certain “due process” protections. To date, these statutes have not had a significant impact on Health Card’s business because for most of its customers, Health Card administers large networks of retail pharmacies and will admit any licensed pharmacy that meets the network’s terms, conditions and credentialing criteria.

Formulary Restrictions

        Many states have also begun to enact laws that regulate the development and use of formularies by insurers, HMOs and other third party payors. These laws have included requirements on the development, review and updating of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan members and a process for allowing members to obtain non-preferred drugs without additional cost-sharing where they are medically necessary and the formulary drugs are determined to be inappropriate. Increasing regulation of formularies by states could significantly affect Health Card’s ability to develop and administer formularies on behalf of Health Card’s sponsors.

Future Legislation

        Health Card can not accurately predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to its business or the health care industry in general, or the effect any such legislation or regulation may have on it. There can be no assurance that the federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on Health Card’s business operations or profitability.

Company Information

Address and Availability of Information.

Health Card’s principal executive offices are located at 26 Harbor Park Drive, Port Washington, NY 11050. Its telephone number is (516) 626-0007 and web site is www.nmhcrx.com. Health Card files its annual report on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports (where applicable) and other filings with the Securities and Exchange Commission (the “SEC”). In addition, the SEC maintains its web site, www.sec.gov that contains reports, proxy and information statements and other information regarding issuers filing electronically, including Health Card. You may also read and copy any materials Health Card files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Room 1024, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Code of Ethics

Code     of Ethics. As of September 19, 2003, Health Card has adopted a code of ethics for all of its senior officers. In addition, the Company has adopted a code of business conduct applicable to all employees. Upon request by contacting Health Card at the address or number above, a copy of the code of ethics will be mailed to such person free of charge.

Item 2.      DESCRIPTION OF PROPERTY

        The Company occupied approximately 26,500 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 up until April 30, 2004 (the “Leased Premises”). The Company subleases the Leased Premises from BFS Realty, LLC, an affiliate of the Company’s former Chairman and current director (the “Affiliate”). The Affiliate leases the Leased Premises from the Nassau County Industrial Development Agency (“NCIDA”) pursuant to a lease that was entered into by NCIDA and the Affiliate in July 1994, which expires in March 2005. The Affiliate has the right to purchase the Leased Premises upon expiration of that lease for the purchase price of one dollar. The Affiliate subleases a portion of the Leased Premises to the Company (the “Lease”). As of November 1, 2001, the Company and the Affiliate amended the Lease. The Lease provided that, effective August 1, 2001, the rent payable by the Company would be an aggregate annual rent of $308,305. While formerly the Company made estimated monthly real estate tax, utilities and maintenance-expense payments to the Affiliate, the Lease provided that the Company would pay its pro-rata share of such expenses directly, to the entities to whom payment must be made. The annual rent would increase by 5% per year during the term of the Lease.

        Additional space was built in the Leased Premises which allowed the Company to reconfigure its existing space and to move all of its employees in Port Washington into contiguous space. The Company and the Affiliate amended the Lease for the space on October 23, 2003 and April 26, 2004. Effective on the occupancy date of the new space, as of May 1, 2004, the Affiliate leased additional square footage in the Leased Premises to the Company. The total space leased by the Company is currently 37,108 square feet. The Lease provides that, effective May 1, 2004, the rent payable by the Company shall be an aggregate annual rent of $580,174 over a ten year term, plus expenses related to real estate taxes, utilities and maintenance which are paid directly to the entities to whom payment must be made. Annual rent increases will be based upon the Consumer Price Index plus 2.5% subject to a maximum annual cap of 3.5%. The Lease expires ten years from the occupancy date of May 1, 2004. In addition, the Company has early termination rights which it may exercise by delivery of a notice to the Affiliate 60 days prior to the end of the April 30, 2009 lease year. In consideration of such early termination rights, the Company would pay to the Affiliate the rent that would otherwise by payable by the Company to the Affiliate for the succeeding 30 months and subject to adjustments if the Affiliate is able to lease the Leased Premises to another party during said 30 month period.

        Pursuant to a lease dated August 10, 1998 and expiring on August 31, 2005, Health Card occupies approximately 1,500 square feet at 63 Manorhaven Boulevard, Port Washington, New York, which is used currently for office storage space. The landlord for these premises is 61 Manorhaven Boulevard, LLC, of which the Company’s former Chairman and current director is the sole member. The current rent is $2,000 per month. The annual rent increases by 5% per year. Additional rent, in the form of certain expenses, is also payable.

        Additionally, the Company leases office and/or warehouse space through its subsidiaries in Little Rock, Arkansas; Tulsa, Oklahoma; Portland, Maine; Miramar, Florida; Latham, New York; and Dallas, Texas. The aggregate annual rental payments for leased space in Little Rock are approximately $194,000; for leased space in Tulsa approximately $24,000; for Miramar approximately $142,000; for Portland approximately $120,000; for Latham approximately $383,000; and for Dallas approximately $168,000. The Company intends to move its current office space in Dallas to a less costly space in Dallas and has delivered a notice of termination to the landlord of the Dallas space, effective January 31, 2005.

        In addition, Health Card rents a two family house in Port Washington, New York (near the Company’s offices) from P.W. Capital, LLC, (a company affiliated with Health Card’s former Chairman and current director of the Board) which is used for out-of-town employees. Health Card evaluated the cost of hotels for these individuals and determined it was more cost efficient to rent the house at an annual rate of $66,000. For the same reasons, Health Card rents two houses from Living In Style, LLC, an entity owned by three of Health Card’s executive officers. Pursuant to leases dated May 1, 2002 and expiring April 30, 2007, Health Card paid an aggregate of $133,000 in rent for these two facilities during the fiscal year ended June 30, 2004. The annual rent for each of the facilities increases by 5% per year.

Item 3.      LEGAL PROCEEDINGS

        Health Card is involved in various legal proceedings, including the proceeding described below, incidental to the conduct of its business. While there can be no assurance, Health Card does not expect that any such proceedings will have a material adverse effect on its business, operations or financial condition.

        An action was commenced against the Company on April 30, 2002 by Midwest Health Plan Inc. (“MHP”) in the United States District Court for the Eastern District of Michigan. The amended complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the “Agreement”), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached its fiduciary duties by making a profit. MHP is seeking $3 million dollars in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2.8 million based on Midwest’s failure to pay under a contract. In late June 2002, Midwest agreed to make two payments in the amount of $1.34 million and $1.36 million to partially settle the Company’s claims against Midwest. Midwest has now added a fiduciary duty claim. The Company continues to have counterclaims totaling over $200,000 against Midwest for Midwest’s failure to pay the amounts it had agreed to pay Health Card for goods and services. The Company argued its motion for partial summary judgment and motion to dismiss the fiduciary duty claim in February 2004 and is currently awaiting the court’s decision on such motions. The Company intends to vigorously defend the action. The Company is unable to provide an estimate of any particular loss, if any, which may be associated with the MHP claims.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            N/A

PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED
        STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Health Card’s common stock is traded on The Nasdaq National Market System under the symbol “NMHC” (“NASDAQ”). The table below sets forth high and low reported sale prices per share of the common stock, as reported on NASDAQ, which prices are believed to represent actual transactions.

	Fiscal Years ended June 30,
	2004		2003

	High	Low	High	Low

First Quarter	$14.00	$8.96	$10.80	$6.40
Second Quarter	$26.00	$8.00	$9.75	$6.58
Third Quarter	$30.30	$17.35	$9.65	$8.00
Fourth Quarter	$41.72	$23.64	$11.84	$8.00

Holders

        Health Card has been advised by its transfer agent (Continental Stock Transfer & Trust Company) that the approximate number of record holders of its common stock as of September 22, 2004 was 43.

Dividend Policy

        Health Card has not declared or paid any cash dividends in the past on its common stock. Health Card’s series A preferred stock provides for an annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary from the issuance date. A dividend of approximately $1,596,000 was paid out on the preferred stock for the year ended June 30, 2004. Health Card is otherwise prohibited, under the terms of the Facility, from making any distributions to shareholders or declaring or paying any dividend. Even if such prohibition were not in effect, Health Card currently intends to retain any earnings to finance its growth. Any future payments of dividends other than as set forth above will be at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information relating to compensation plans under which equity securities of the Company are authorized for issuance is set forth under Part III, Item 12 of this From 10-K and such information is incorporated herein by reference.

Recent Sales of Unregistered Securities

        No unregistered shares of the Company’s securities were issued during the fourth fiscal quarter of 2004.

Item 6. SELECTED FINANCIAL DATA.

        The following tables summarize certain selected financial information for each of the years in the five year period ended June 30, 2004 and provide certain supplemental data. The selected consolidated income statement data for the years ended June 30, 2004, 2003, and 2002 and the selected consolidated balance sheet data as of June 30, 2004 and 2003 have been derived from the audited consolidated financial statements of Health Card included in Item 8 hereof. The selected consolidated income statement data for the years ended June 30, 2001 and 2000 and the selected consolidated balance sheet data as of June 30, 2002, 2001 and 2000 have been derived from audited consolidated financial statements of Health Card that are not included in this Form 10-K. The information contained in this table should be read in conjunction with Health Card’s consolidated financial statements and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 hereof. All amounts are in thousands, except per share amounts.

Year Ended June 30,
	2004	2003	2002	2001	2000
Income Statement Data:1
Revenues	$ 651,098	$ 573,266	$ 459,832	$ 272,119	$167,676
Cost of claims	587,055	525,472	424,733	249,572	153,377

Gross profit	64,043	47,794	35,099	22,547	14,299
Selling, general and
administrative expenses	50,606	35,974	27,230	21,423	12,358

Operating income	13,437	11,820	7,869	1,124	1,941
Other income (expense)	40	(804)	(502)	877	922

Income before provision for
income taxes	13,477	11,016	7,367	2,001	2,863
Provision for income taxes	5,524	4,602	2,900	843	1,247

Net income	7,953	6,414	4,467	1,158	1,616
Beneficial conversion feature	80,000	--	--	--	--
Preferred stock cash dividend	1,596	--	--	--	--
Accretion of transaction expenses	135	--	--	--	--

Net (loss) income available to
common stockholders	$(73,778)	$ 6,414	$ 4,467	$ 1,158	$ 1,616

(Loss) earnings per common share:
Basic	$ (11.14)	$ 0.85	$ 0.62	$ 0.16	$ 0.24
Diluted	$ (11.14)	$ 0.80	$ 0.56	$ 0.16	$ 0.24
Weighted average number of
shares outstanding:
Basic	6,622	7,590	7,213	7,101	6,720
Diluted	6,622	8,036	7,909	7,200	6,720
Balance Sheet Data:
Cash and cash equivalents	$ 3,388	$ 5,222	$ 1,768	$ 10,877	$ 14,595
Working capital (deficit)	(27,706)	(32,567)	(42,653)	(7,091)	6,030
Total assets	226,149	156,740	149,895	79,110	44,363
Long term debt including
current portion	2,272	16,491	24,065	1,875	2,332
Redeemable convertible preferred
stock	75,389	--	--	--	--
Total common stockholders' (deficit)	(6,623)	28,426	21,277	15,472	13,425
equity
Supplemental Data2
Retail pharmacy claims	22,407	17,330	14,371	7,403	4,059
processed
Mail pharmacy claims processed	1,173	902	767	487	255
Estimated plan participants
(at year end)3	7,200	5,800	4,500	3,200	1,000

(1) Reference is made to Item 1 hereof, (Description of Business) and Item 7 hereof (Management's Discussion & Analysis of Financial Condition and Results of Operations) and Item 8 hereof (Note 3 – Business Acquisitions) for descriptions of the various acquisitions that have been consummated in the last 4 years, and the financing arrangements that have been set in place; such acquisitions and financings affect the comparability of the information provided in the foregoing tables for fiscal years 2001 through 2004.

(2) This data has not been audited. See Items 1 and 7 hereof.

(3) Generally, the PBM industry presents estimated plan participants based upon the number of participants to whom they provide some level of services. Historically, the Company only reported fully managed group health lives. the Company has now adopted the generally accepted industry practice and has restated its plan participant count for fiscal 2002-2003.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        The audited Consolidated Financial Statements include the accounts of Health Card and its wholly owned subsidiaries, PAI, PMP, Centrus, IPA, Specialty, Contracts, PBM Tech, NMHCmail, Integrail, Portland Professional Pharmacy and Portland Professional Pharmacy Associates (collectively “Ascend”), and Inteq Corp. and Inteq TX Corp. (collectively “Inteq”). Also included are the accounts of Funding. Unless the context otherwise requires, references herein to the “Company” or “Health Card” refer to the Company and its subsidiaries on a consolidated basis. The results of operations and balance sheet of the Company’s acquisitions and subsidiaries have been included in the consolidation as of the effective date that the Company acquired or established the entity as follows: PAI – July 20, 2000, PMP – March 5, 2001, Centrus and Funding – January 29, 2002, NMHCmail – September 1, 2002, Integrail – November 1, 2002, Ascend – July 31, 2003, and Inteq – April 1, 2004. All material intercompany balances and transactions have been eliminated in the consolidation.

        Health Card derives its revenue from the provision of comprehensive pharmacy benefit management services to sponsors of prescription benefit plans. Substantially all of the services Health Card provides to its sponsors are related to pharmacy benefit programs and services. Health Card also recognizes administrative fees and earns rebates at the time of claims adjudication.

        Revenue for the PBM division is earned and recognized as follows: administrative fees are agreed upon with the sponsor on either a per claim charge or a per plan participant per month charge. Per claim fees are billed to sponsors for the claims adjudicated during the period. Per plan participant per month fees are generally billed to sponsors at the beginning of the month. The amount of revenue related to the drugs dispensed by pharmacies participating in Health Card’s pharmacy network is recognized at the time of dispensing the drug as the cost is incurred. The amount of revenue recognized is reduced by the amount of rebates that Health Card shares with its sponsors. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. In certain cases, the Company has not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. This has no impact on the Company’s gross profit since neither the prescription revenue nor the related cost of the prescriptions is recorded.

        The following table sets forth the breakdown of Health Card’s revenues relating to pharmaceuticals dispensed and administrative fees ($ in thousands):

	Years Ended June 30,
	2004	2003	2002
Revenues relating to:
Pharmaceuticals	$630,356	$555,168	$447,862
Administrative fees and other	20,742	18,098	11,970
Total Revenues	$651,098	$573,266	$459,832

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

        Health Card utilizes its comprehensive pharmacy benefit database to perform outcome studies and to develop disease information programs which are used to reduce overall healthcare costs. The Company’s Integrail division uses its software tools to analyze and predict outcomes for both medical and pharmacy data. These programs currently produce a small amount of revenue, but are starting to attract interest in the marketplace. Health Card believes that these value added information based services are becoming a more important component of managed care as well as management of the overall healthcare dollar, and therefore these services may provide an increasing source of revenue for Health Card in the future.

         Mail Order recognizes revenue at the point of shipment for both the co-pay collected from the individual member, as well as for the “sale” of the prescription to the PBM at specified prices. Revenue from this intercompany sale is elimiated in consolidation. To date, Mail Order only fills prescriptions for NMHC plan sponsors. Revenue is recognized by Ascend at the point of shipment to the member. Ascend invoices individual members, sponsors, and insurance companies as well as Medicare and Medicaid.

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

         The third party administrator provides estimates to Health Card based on its analysis of the amount of rebates that Health Card’s claims should generate. These estimates are prepared based on estimates of how Health Card’s claims might influence the market share of a particular drug covered under an agreement with a drug manufacturer. Market share is generally defined as the percentage of utilization of a certain drug or drugs within its therapeutic class. Under Health Card’s contract with the Administrator, Health Card receives a specified minimum amount per claim 150 days after the end of a quarter. Amounts above the minimum are shared between the Administrator and Health Card with final settlement twelve months after a quarter end. Health Card accrues rebates based upon an estimate provided by the Administrator.

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

        Certain of Health Card’s sponsors are entitled to all or a portion of rebates received by Health Card, which portion varies contractually by sponsor. The manufacturer rebates retained by Health Card, after the sponsors receive their contractual amounts, have historically had a significant impact on Health Card’s financial performance. For the fiscal years ended June 30, 2004, 2003 and 2002 the rebates retained by Health Card has equaled 16%, 11% and 19%, respectively, of the Company’s total gross profit. Due to the expected continued growth and diversification of Health Card’s business, Health Card expects rebates to continue to account for a significant, but declining, percentage of its total gross profit.

        If such rebate programs were to be discontinued or adversely altered by drug manufacturers, or government action, or if the terms of Health Card’s rebate sharing arrangements with its sponsors were adversely altered when these arrangements expire, there could be a material adverse effect on Health Card’s business, operating results and financial condition.

        Credit risk relating to the rebates receivable is evaluated based on the financial strength of the rebate administrator and the drug manufacturers plus Health Card’s collection history. The drug manufacturers contracted with are primarily Fortune 500 companies and Health Card has not had a history of write-offs related to rebate receivables. Health Card does not believe a credit risk reserve is necessary.

        The pharmacy benefit management industry is intensely competitive, generally resulting in continuous pressure on Health Card’s gross profit as a percentage of total revenue. In recent years, industry consolidation and dramatic growth in managed healthcare have led to increasingly aggressive pricing of pharmacy benefit management services. Given the pressure on all parties to reduce healthcare costs, Health Card expects this competitive environment to continue for the foreseeable future.

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

OPERATING INCOME
($ in thousands)
Year ended June 30,

	2004	Increase/ (Decrease)	2003	Increase/ (Decrease)	2002
Revenue	$651,098	13.6%	$573,266	24.7%	$459,832
Cost of Claims	587,055	11.7%	525,472	23.7%	424,733

Gross Profit	64,043	34.0%	47,794	36.2%	35,099
Selling, general and
administrative expense	50,606	40.7%	35,974	32.1%	27,230

Operating Income	$ 13,437	13.7%	$ 11,820	50.2%	$ 7,869

Results of Operations

Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003

        Revenue increased $77.8 million, or approximately 14%, from $573.3 million for the fiscal year ended June 30, 2003, to $651.1 million for the fiscal year ended June 30, 2004. Revenue recognized for contracts recorded on a gross revenue basis was $648.5 million for the fiscal year ended June 30, 2004 and $572.0 million for the fiscal year ended June 30, 2003. Revenue recognized for contracts recorded on a net revenue basis was $2.6 million for the fiscal year ended June 30, 2004 and $1.3 million for the fiscal year ended June 30, 2003. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. Health Card includes in revenue only those co-payments collected in its mail order facility in Miramar, Florida. For the twelve months ended June 30, 2004, there were approximately $2.3 million of co-payments included in revenue versus zero for the twelve months ended June 30, 2003. Co-payments retained by pharmacies on prescriptions filled for Health Card’s members and not included in Health Card’s revenue were $203.4 million and $168.5 million, for the twelve months ended June 30, 2004 and 2003, respectively.

        Of the $77.8 million increase in revenue in fiscal 2004, $33.3 million was due to the inclusion of revenues from Ascend and Inteq, which were included in the revenue for the twelve months ended June 30, 2004, but not in the twelve months ended June 30, 2003. Another approximate $77.3 million of the overall gross revenue increase was due to revenue related to new sponsors or new services offered during fiscal 2004 excluding contracts recorded on a net revenue basis. An additional increase of approximately $77.5 million was attributable to other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant. These increases were partially offset by revenue decreases related to three factors: 1) the termination of existing customer contracts throughout the fiscal year including one major sponsor which terminated their contract effective December 31, 2002, leading to a reduction in revenue of approximately $93.3 million, and 2) there was one contract during the twelve months ended June 30, 2004 that the Company recognized on a net revenue basis that was recognized on a gross revenue basis for four months during the twelve months ended June 30, 2003. Due to a change in the contract terms effective November 1, 2002, this customer’s revenue was recognized on a net basis from that point. The revenue impact of this change was a year over year reduction of gross revenue of approximately $9.0 million. The third decrease occurred when rebates payable to the Company’s sponsors increased by $8.0 million for the twelve months ended June 30, 2004 as compared to the twelve months ended June 30, 2003. Since these rebates are treated as a reduction in revenue, this led to a reduction in the overall year-over-year revenue increase.

        Cost of claims increased $61.6 million, or approximately 12%, from $525.5 million for the fiscal year ended June 30, 2003, to $587.1 million for the fiscal year ended June 30, 2004. Ascend and Inteq accounted for $28.4 million, of the net increase. New sponsors and the growth in existing sponsors accounted for $144.8 million of the increase. This increase was partially offset by the three factors described in the previous paragraph, namely, the loss of sponsors which reduced cost of claims by $89.1 million, the recognizing of a certain contract on a net revenue basis which reduced cost of claims by $9.0 million, and an increase of $13.5 million in gross rebates received, which is treated as a reduction in cost of claims. As a percentage of revenue, cost of claims decreased from 91.7% to 90.2% for the fiscal years ended June 30, 2003 and June 30, 2004, respectively. The same factors contributed to the declining costs as a percentage of revenue. The major sponsor, which terminated its contract, is a managed care organization. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. The new business the Company brought on during the fiscal year ended June 30, 2004, for the most part was not managed care, so consequently the cost of claims on the new business was lower than on the business it replaced. In addition, the contracts recognized on a net revenue basis decrease the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis.

        Gross profit increased from $47.8 million for the fiscal year ended June 30, 2003 to $64.0 million for the fiscal year ended June 30, 2004; a $16.2 million, or 34%, increase. In addition to the revenue volume increase described above, Ascend and Inteq accounted for $4.9 million, or 30%, of the increase. The increase in rebates (and administrative fees related to the collection of rebates) after accounting for the amount of rebates that are shared with sponsors, accounted for another $5.5 million, or 34%. The balance of the increase relates to the margins on the new business that replaced the lost business and growth in the existing business from additional services provided. Gross profit, as a percentage of revenue, increased from 8.3% to 9.8% for the twelve months ended June 30, 2003 and June 30, 2004, respectively. The contracts the Company recognizes on a net revenue basis have the effect of improving the gross margin as a percent of revenue due to the lower revenue base. The new activities at NMHCmail and Ascend also led to an increase in gross profit percentage, year-over-year. Partially offsetting the impact of the net revenue and new activities, the Company has seen some decline in profit margins due to competitive pressures.

        Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $14.6 million, or approximately 41%, from $36.0 million for the fiscal year ended June 30, 2003 to $50.6 million for the fiscal year ended June 30, 2004. Approximately $8.5 million, or 73%, of this increase in selling, general, and administrative expenses is related to new entities which were part of the Company in the twelve months ended June 30, 2004 which were not part of the Company during all of the twelve months ended June 30, 2003. The services provided by these entities include specialty pharmacy distribution through the Company’s acquisition of PPP, predictive modeling and consulting services through the Company’s acquisition of Integrail, and mail order distribution through the Company’s owned facility in Miramar, Florida. In addition, PBM services were complemented and enhanced by the acquisition of Inteq. The major components of the $8.5 million increase in expenses related to new services was: 1) salaries and benefits – approximately $4,046,000, 2) postage and supplies – approximately $461,000, 3) equipment rental – approximately $505,000, 4) insurance – approximately $339,000, 5) marketing – approximately $229,000, 6) depreciation and amortization – approximately $556,000, 7) commissions to outside brokers – approximately $599,000, and 8) postage and shipping – approximately $589,000.

        Included in selling, general and administrative expenses for the twelve months ended June 30, 2004 were approximately $2,569,500 of non-recurring expenses related to the New Mountain Transaction including: 1) transaction bonuses and a severance payment totaling $1,542,500, 2) a non-cash compensation charge of approximately $339,000 related to the acceleration of stock options for two directors who resigned upon the closing of the New Mountain Transaction and 3) a non-cash compensation charge and related expenses of approximately $688,000 related to stock options issued in lieu of a transaction bonus.

        Of the remaining approximate $3.5 million increase in selling, general and administrative expenses during the twelve months ended June 30, 2004, the majority of the increase is related to the increased revenue and volume in the PBM. Salary and benefits related to new hires, temporary help, travel and entertainment, and commissions to internal sales people as well as external brokers have all increased year over year due to the increased volume of activity.

        Selling, general, and administrative expenses as a percent of revenue increased from 6.3% for the fiscal year ended June 30, 2003 to 7.8% for the fiscal year ended June 30, 2004. The main reasons for the increase are the impact of recognizing more contracts on a net revenue basis, as that has the effect of dividing these same expenses over a smaller gross revenue base, the $2.6 million of non-recurring expenses related to New Mountain which added 40 basis points, and the start-up of NMHCmail.

        For the fiscal year ended June 30, 2004, the Company earned other income, net, of approximately $40,000. For the fiscal year ended June 30, 2003, the Company incurred other expense, net, of approximately $804,000. The components of the approximate $844,000 increase in other income, net were an approximate $506,000 decrease in interest expense, an approximate $342,000 increase in interest income, slightly offset by an approximate $4,000 reduced gain on assets sold. The primary reasons for the net increase in income were 1) interest expense declined due to the reduced borrowings under the Company’s revolving credit facility due to increasing profitability and additional cash flow from operations (see Item 1, “Description of Business-Recent Acquisitions and Developments,” and Note 3 to the Consolidated Financial Statements comprising Item 8 hereof), and 2) interest income increased due to the interest portion of a settlement, with an outside party, related to past due rebates owed to the Company, and excess cash balances related to some of the Company’s acquisitions. The Company entered into a new sale leaseback with an unrelated third party in November 2003. This led to an approximate $35,000 gain on the sale of assets during the twelve months ended June 30, 2004. The total gain from this transaction was approximately $147,000 which was recorded as deferred revenue and is being recognized over the life of the lease, which is thirty-six (36) months. (See Note 11 to the Consolidated Financial Statements comprising Item 8 hereof.) This gain was offset by approximately $41,000 related to assets written-off when Ascend moved to a new facility in Portland.

        Income before the provision for income taxes increased approximately $2.5 million, or 22%, from approximately $11.0 million, for the fiscal year ended June 30, 2003, to approximately $13.5 million for the fiscal year ended June 30, 2004. The primary reason for the increase was the improving efficiencies that come with scale arising from the integration of the acquisitions the Company has completed. The start-up of the mail order facility had the impact of reducing overall profitability in the year ended June 30, 2004.

        The effective tax rate decreased from 41.8% for the twelve months ended June 30, 2003 to 41.0% for the twelve months ended June 30, 2004. The main reason for the decrease was a decline in the Company’s federal statutory rate.

        Net income for the fiscal year ended June 30, 2004 was approximately $8.0 million as compared to approximately $6.4 million for the fiscal year ended June 30, 2003; a 24% increase. Net income for the twelve months ended June 30, 2004 includes the $1.5 million after tax impact of the New Mountain transaction items.

        There were three other charges recorded to determine income (loss) available to common stockholders related to the New Mountain Transaction. These include: (i) series A preferred stock cash dividends – approximately $1,596,000. The preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80 million), which decreases to 3.5% after the fifth anniversary of issuance (See Note 2 to the Consolidated Financial Statements comprising Item 8 hereof.). The dividend of approximately $1,596,000 represents the amount accrued and paid for the days from the closing of the New Mountain Transaction on March 19, 2004 to June 30, 2004; (ii) beneficial conversion feature — $80 million. This non-recurring, non-cash charge represents the difference between the fair market value of the Company’s common stock on the date of the closing of the New Mountain Transaction and the effective conversion price of $11.29, and which is limited to the $80 million purchase price for the series A preferred stock; and (iii) accretion of transaction expenses – approximately $135,000. Certain transaction costs related to the New Mountain transaction of approximately $4.7 million are deducted from net proceeds and the carrying value of the series A preferred stock. These transaction costs are accreted to the series A preferred stock carrying value over the ten-year life of the series A preferred stock investment. The approximate $135,000 charge represents the accretion from March 19, 2004 to June 30, 2004.

        After deducting these three charges from net income there was a net loss available to common stockholders of approximately $73.8 million for the twelve months ended June 30, 2004. Since there was a loss, diluted EPS for the twelve months ended June 30, 2004 equals basic EPS of ($11.14).

        While net income and net income available to common stockholders excluding non-recurring New Mountain Transaction items are not measures of financial performance under U.S. generally accepted accounting principles, they are provided as information for investors for analysis purposes in evaluating the effect of the New Mountain Transaction on net income and net income available to common stockholders. Net income and net income available to common stockholders excluding non-recurring New Mountain Transaction items are not meant to be considered a substitute or replacement for net income or net income (loss) available to common stockholders as prepared in accordance with U.S. generally accepted accounting principles. The reconciliation from net income to net income available to common stockholders excluding non-recurring New Mountain transaction items, is as follows (all amounts are in thousands, except per share amounts):

Twelve Months Ended
	June 30, 2004		June 30, 2003
Net income, as reported	$7,953		$6,414
Add back:
Transaction bonuses and severance payment,
net of income tax benefit	910		--
Compensation charge related to stock option
issued in lieu of transaction bonus, net of
income tax benefit	406		--
Compensation charge related to the
acceleration of directors options, net of
income tax benefit	200		--

Net income excluding non-recurring
New Mountain Transaction items ( C )	$9,469		$6,414
Less:
Preferred dividends	1,596		--
Accretion of transaction expenses	135		--

Net income available to common
shareholders excluding non-recurring New
Mountain Transaction items ( A )	$7,738		$6,414
Earnings per share excluding non-recurring
New Mountain Transaction items:
Basic ( ( A ) / ( B ) )	$1.17		$ 0.85
Diluted ( ( C ) / ( D ) )	$0.98		$ 0.80
Weighted average number of
shares outstanding:
Basic ( B )	6,622		7,590
Diluted ( D )	9,633	*	8,036

*Diluted weighted average number of shares assumes the conversion of the 6,957 shares of redeemable convertible preferred stock and dilutive common stock options and warrants.

        The Company has no off balance sheet transactions.

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

        Revenue increased $113.4 million, or approximately 25%, from $459.83 million for the fiscal year ended June 30, 2002, to $573.27 million for the fiscal year ended June 30, 2003. Revenue recognized for contracts recorded on a gross revenue basis was $459.4 million for the fiscal year ended June 30, 2002 and $572.0 million for the fiscal year ended June 30, 2003. Revenue recognized for contracts recorded on a net revenue basis was $0.5 million for the fiscal year ended June 30, 2002 and $1.3 million for the fiscal year ended June 30, 2003. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. Of the $113.4 million increase in revenue in fiscal 2003, $156.0 million was due to the inclusion of revenues from Centrus, since it was acquired on January 29, 2002 and included a full fiscal year in 2003 compared to a little over five months in the fiscal year ended June 30, 2002. This increase due to Centrus is a net amount and reflects the fact that one major sponsor terminated their contract effective December 31, 2002 and a new major sponsor was added in April 2003. Another $38.5 million of the overall gross revenue increase was due to revenue related to new sponsors or new services offered during fiscal 2003 unrelated to Centrus’ customers and excluding contracts recorded on a net revenue basis. Also, $19.6 million of the increase was from other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant. These increases were partially offset by non-Centrus revenue decreases related to three factors: 1) the termination of existing customer contracts throughout the fiscal year including one major sponsor which terminated their contract effective June 30, 2002, leading to a reduction in revenue of approximately $82.9 million, 2) there was one contract during the twelve months ended June 30, 2003 that the Company recognized on a net revenue basis that was recognized on a gross revenue basis during the twelve months ended June 30, 2002. Due to a change in the contract terms effective November 1, 2002, this customer’s revenue was recognized on a net basis from that point. The revenue impact of this change was a year over year reduction of gross revenue of approximately $15.6 million, and 3) rebates payable to the Company’s non-Centrus sponsors increased by $2.2 million for the twelve months ended June 30, 2003 as compared to the twelve months ended June 30, 2002. Since these rebates are treated as a reduction in revenue, this led to a reduction in the overall year-over-year revenue increase.

        Cost of claims increased $100.7 million, or approximately 24%, from $424.8 million for the fiscal year ended June 30, 2002, to $525.5 million for the fiscal year ended June 30, 2003. Centrus accounted for $151.6 million, of the net increase. This increase was partially offset by the three factors described in the previous paragraph, namely, the loss of sponsors which reduced cost of claims by $77.7 million, the recognizing of a certain contract on a net revenue basis which reduced cost of claims by $15.6 million, and. an increase of $1.7 million in gross rebates received, which is treated as a reduction in cost of claims. The balance of the increase in cost of claims is related to the increased revenue as described above related to both new and existing sponsors. As a percentage of revenue, cost of claims decreased from 92.4% to 91.7% for the fiscal years ended June 30, 2002 and June 30, 2003, respectively. The same factors contributed to the declining costs as a percentage of revenue. The two major sponsors, which terminated their contracts, are managed care organizations. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. While not all of the revenue associated with these two sponsors was replaced by new business, the new business, for the most part was not managed care, so consequently the cost of claims on the new business was lower than on the business it replaced. In addition, the contracts recognized on a net revenue basis decrease the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis. The decline in cost of claims as a percentage of revenue was moderated by the higher cost of claims on the Centrus book of business, which serves managed care clients primarily. Centrus’ cost of claims for the fiscal year ended June 30, 2003 ran about 6 – 9 percentage points greater than the rest of the Company’s business, and since Centrus accounted for 49% of the Company’s revenue in the fiscal year, this impacted the overall cost of claims percentage.

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

        Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $8.7 million, or approximately 32%, from $27.3 million for the fiscal year ended June 30, 2002 to $36.0 million for the fiscal year ended June 30, 2003. This increase is primarily related to the acquisition of Centrus. While the expenses specifically related to Centrus were $7.3 million greater in the twelve months ended June 30, 2003 as compared to the five months since the acquisition in the twelve months ended June 30, 2002, this was partially offset by reductions in other areas of the Company related to the full integration of Centrus. The Company analyzed every department in the Company and made decisions concerning the most efficient way to operate regardless of location. This evaluation has led to synergies across the Company and has allowed the Company to maximize the utilization of its resources. It is anticipated that this kind of analysis and deployment of resources will continue as the Company grows.

        Selling, general, and administrative expenses also increased in the twelve months ended June 30, 2003 due to the start-up of two new activities in the quarter ended December 31, 2002. The Company acquired Integrail as of November 1, 2002 (See Note 3 to the Consolidated Financial Statements comprising Item 8 hereof). In the months since the Company acquired Integrail, approximately $1.3 million of expenses were incurred primarily related to salary and benefits and depreciation and amortization. The other activity was the start-up of the build out of a mail order facility in Miramar, Florida. Prior to July 1, 2003, the Company out-sourced the total actual fulfillment of prescriptions that are ordered by mail. By bringing these services in-house the Company will be better able to control service and cost for its customers. For the twelve months ended June 30, 2003, approximately $450,000 of expenses were incurred on this endeavor. The division started dispensing pharmaceuticals as of July 1, 2003.

        Due to the additions of Integrail and the mail order facility along with Centrus for the full twelve months in the fiscal year ended June 30, 2003, the Company’s expenses increased $4.4 million for expenditures related to increases in compensation and benefits, primarily associated with new employees including senior management. Some of this increase was also related to the replacement of resources from related parties with full time employees (see below). In addition, the Company incurred the following additional expenses in the twelve months ended June 30, 2003: 1) approximately $400,000 of expenses incurred related to two acquisitions which the Company did not complete, 2) approximately $127,000 related to a settlement of a New York State sales tax audit, and 3) the payment of $100,000 related to a terminated consulting agreement.

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

        For the fiscal year ended June 30, 2002, the Company incurred other expense, net, of approximately $502,000. For the fiscal year ended June 30, 2003, the Company incurred other expense, net, of approximately $804,000. The components of the approximate $302,000 increase in net expense were an approximate $84,000 increase in interest expense, an approximate $270,000 decrease in interest income, offset by an approximate $52,000 additional gain on assets sold during the fiscal year ended June 30, 2002. The primary reasons for the net increase in expense were 1) the interest expense incurred on the Company’s revolving credit facility and on the Note Offering to finance the acquisition of Centrus and Integrail (see Item 1, “Description of Business-Recent Acquisitions”, and Notes 3 and 7 to the Consolidated Financial Statements comprising Item 8 hereof), and 2) the reduction in interest income since all cash balances go towards paying off the revolving credit facility. Partially offsetting the increase in other expense was an approximate $52,000 increase in deferred gain on the sale of assets related to a sale/leaseback transaction, which gain of approximately $459,000 was recorded as deferred revenue and is being recognized over the life of the lease, which is thirty-six (36) months. (See Note 11 to the Consolidated Financial Statements comprising Item 8 hereof.)

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

        The effective tax rate increased from 39.4% for the fiscal year ended June 30, 2002 to 41.8% for the fiscal year ended June 30, 2003. The increase stemmed primarily from an increase in the state tax rate as more of the Company’s income has been allocated to higher taxed states.

        Net income for the fiscal year ended June 30, 2003 was approximately $6.4 million as compared to approximately $4.5 million for the fiscal year ended June 30, 2002; a 44% increase. Earnings per diluted share increased by $0.24, to $0.80 for the fiscal year ended June 30, 2003.

        The Company has no off balance sheet transactions.

Liquidity and Capital Resources

        The Company’s primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. Effective July 2003, the Company requires cash to carry inventory in its mail order facility and specialty pharmacy. The Company also requires cash for potential acquisitions of other pharmacy benefit management companies or of companies providing related services. As of June 30, 2004, the Company had a working capital deficit of $27.7 million as compared to a working capital deficit of $32.6 million as of June 30, 2003. The primary reason for the improvement in working capital was the profitability generated by the Company during the fiscal year ended June 30, 2004. The cash flow generated from operations - $23.9 million, plus the net proceeds of the New Mountain transaction - $24.0 million, plus the proceeds the Company received upon the exercise of stock options - $7.0 million, plus the repayment of affiliate loans - $2.8 million, were used to fund the acquisitions of Inteq - $29.1 million and PPP - $3.7 million (see Item 1, "Description of Business - Recent Acquisitions and Developments" and Note 3 to Consolidated Financial Statements comprising Item 8 hereof), repay the Company’s credit facility - $15.6 million, purchase capital assets - $7.4 million, pay preferred dividends - $1.6 million and pay additional consideration related to the Centrus acquisition - $2.0 million. The Company’s acquisitions have increased goodwill and other intangible assets which are long term assets, while decreasing working capital. The Company has now acquired six companies since July 2000 utilizing primarily cash. This has had the effect of increasing the Company’s working capital deficits until sufficient profitability is generated to pay back the cost of the acquisitions.

        Net cash provided by operating activities was $23.9 million and $15.7 million for the fiscal years ended June 30, 2004 and 2003, respectively. One factor leading to the $8.2 million increase in cash provided by operations was the $1.5 million of incremental net income generated during the fiscal year ended June 30, 2004 as compared to the fiscal year ended June 30, 2003. Another factor in the increase in cash was the growth in income tax payables and other current and long-term liabilities which increased approximately $3.2 million.

        Historically, the timing of the Company’s accounts receivable and accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan sponsors on the one hand, and the Company’s pharmacy network on the other hand. These terms generally lead to the Company’s payments to participating pharmacies being slower than its corresponding collections from plan sponsors. The Company believes that this situation is not unusual in the pharmacy benefit management industry and expects to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future and, if they were to change materially, the Company could require additional working capital financing. The Company has put in place a $40 million revolving credit facility for acquisitions and working capital financing. However, if such terms of trade were to change materially, and/or if the Company were unable to obtain additional working capital financing, there could be a material adverse effect on the Company’s business, financial condition, or results of operations.

        Net cash used in investing activities was $39.4 million for the twelve months ended June 30, 2004, as compared to $6.0 million for the twelve months ended June 30, 2003. The primary differences in the two periods were the acquisition of Inteq and PPP and the repayment of affiliate loans in the twelve months ended June 30, 2004, as compared to the acquisition of Integrail in the twelve months ended June 30, 2003. In addition, there was a $4.9 million increase in capital expenditures for the twelve months ended June 30, 2004 as compared to the twelve months ended June 30, 2003. The net cash outlay for Inteq was $29.1 million, representing the initial payment of $29.6 million to the Sellers and $3.0 million to escrow plus approximately $572,000 of related expenses. Cash in the amount of approximately $4.1 million was assumed in the acquisition. The net cash outlay for PPP was $3.7 million, representing the initial payment of $3.2 million to the Sellers, $609,000 to pay off PPP’s bank debt plus $77,000 of related expenses. Cash in the amount of approximately $177,000 was assumed in the acquisition. In addition, approximately $666,000 has been accrued through June 30, 2004 as additional purchase price related to an earn-out provision, which was paid in September 2004 (See Note 3 to Consolidated Financial Statements comprising Item 8 hereof. The net cash outlay for Integrail was $1.5 million, representing the initial payment of $1.4 million plus $72,425 of related expenses. No cash was assumed in this acquisition.

        During the year ended June 30, 2004 the Company repaid a net of approximately $15.6 million under its revolving credit facility. The Company also paid $0.5 million towards its outstanding capital lease and other debt obligations during the fiscal year ended June 30, 2004. As stated previously, the Company received a net of $24 million from the New Mountain transaction (See Item 1, “Description of Business-Recent Acquisitions”, and Note 3 to the Consolidated Financial Statements comprising Item 8 hereof), plus $7.0 million from the exercise of stock options. The Company used some of these funds to pay $1.6 million of preferred dividends for the twelve months ended June 30, 2004.

        On January 29, 2002, the Company entered into a $40 million revolving credit facility, details of which are set forth in Item 1 above and in Note 7 to the Consolidated Financial Statements comprising Item 8 hereof. Borrowings of $28.7 million under the Facility were used to finance part of the purchase price of the Company’s acquisition of Centrus. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreements governing the Facility. As of September 17, 2004, approximately $5.1 million was outstanding under the Facility, and the Company was in compliance with its financial-ratios covenants.

        Three of these financial covenants are based upon the EBITDA (earnings before interest, taxes, depreciation and amortization) generated by the Company over specified periods of time. These covenants, EBITDA for the current fiscal quarter, interest coverage ratio, and debt service coverage for the previous twelve months, are evaluated by the Lender as a measure of the Company’s liquidity and its ability to meet all of its obligations under the Facility. EBITDA is presented as cash flow from operations plus or minus the net changes in assets and liabilities and the changes in certain non-cash reconciling items from net cash from operations to net income over the reported periods. While EBITDA is not a measure of financial performance nor liquidity under U.S. generally accepted accounting principles, it is provided as information for investors for analysis purposes in light of the financial covenants referred to above. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with U.S. generally accepted accounting principles. The reconciliation from net cash from operations to EBITDA is as follows (see Consolidated Statement of Cash Flows comprising Item 8 hereof for more details):

	Year Ended June 30,
	2004	2003	2002
Cash flow from operations	$23,879	$15,685	$12,415
Provision for income taxes	5,524	4,602	2,900
Interest (income) expense,
net	109	957	603
Net change in assets and
liabilities	(7,823)	(4,613)	(4,404)
Non-cash items to reconcile
net cash from operations to
net income	(2,397)	(221)	(280)

EBITDA	$19,292	$16,410	$11,234

        The Company has entered into various capital lease transactions for hardware and software. The Company has also assumed various capital leases through its acquisitions. The principal balance of all capital leases as of June 30, 2004 was approximately $340,000.

        The Company has entered into various real estate operating leases with both related and unrelated parties. The Company has entered into various operating leases with unrelated third parties for office equipment. These leases have different payment terms and expirations dates. The Company also entered into two sale-leaseback operating leases of certain fixed assets (principally computer hardware and externally developed software) one with an affiliate of the Company’s former Vice Chairman. See Note 11 to the Consolidated Financial Statements comprising Item 8 hereof for a further description of these various real estate and operating leases.

        The total future payments under these contractual obligations as of June 30, 2004 is as follows:

		Payments Due by Period
Contractual Obligations		($ in thousands)

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt	$ 53	$ 53	$ --	$ --	$ --
Capital Lease Obligations	340	327	13	--	--
Operating Leases	23,176	5,615	9,628	3,520	4,413
Sale-leaseback	498	288	210	--	--

Total Contractual Cash Obligations	$24,067	$6,283	$9,851	$3,520	$4,413

        The shareholders of the Inteq Group are eligible to receive additional consideration of up to $4,200,000, if certain financial targets are met over the first year. Of this potential amount, $3,000,000 was deposited into escrow at the time of closing. As of June 30, 2004, $955,000 has been earned and will be released from escrow on September 30, 2004.

        The shareholders of PPP are eligible to receive additional consideration of up to $7,000,000, if certain financial targets are met over the first three years. Such amounts earned are payable within 45 days after the first, second, and third anniversary of the date of acquisition. In the sole discretion of the Company, up to 50% of any amounts earned can be paid in the form of the Company’s stock in lieu of cash. For the first year ended July 31, 2004, $716,010 has been earned and was paid on September 15, 2004. Of this amount, $358,005 was paid in cash and $358,005 was paid in the form of the Company’s common stock.

        The shareholders of Centrus were eligible to receive additional consideration of up to $4,000,000, payable over three years, if certain financial targets were met over the first two years. The financial performance targets were achieved and $4 million has been earned. Of this amount, $1 million was paid in May 2003, $2 million was paid in May 2004, and another $1 million will be paid in May 2005.

        The Company entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the “purchase agreement”). Pursuant to the purchase agreement, the Company agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of series A preferred stock at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80 million. On March 19, 2004, the Company completed the sale of the series A preferred stock to New Mountain Partners and used approximately $49 million of the proceeds of the sale of the series A preferred stock to purchase, pursuant to a tender offer, 4,448,900 shares of the Company’s outstanding common stock at $11.00 per share. Prior to the closing of the New Mountain Transaction, Bert E. Brodsky, the former chairman of the board of directors and a current director, and certain stockholders related to him, held (assuming the exercise of 330,000 options and warrants held by Mr. Brodsky, which occurred in April 2004), in the aggregate, approximately 59% of the Company’s outstanding common stock and had agreed to tender 4,448,900 shares, or approximately 54% of the Company’s outstanding common stock, held by them, into the tender offer. No other shareholders tendered shares in the offer.

        Following the completion of the tender offer, and assuming the exercise of 330,000 options and warrants held by Mr. Brodsky, which occurred in April 2004, New Mountain Partners owned securities at March 19, 2004 that were initially convertible into approximately 64% of the Company’s issued and outstanding common stock and prior to conversion of the series A preferred stock were entitled to cast that number of votes that is equal to approximately 60% of the Company’s aggregate voting power. Following the closing of the New Mountain Transaction, New Mountain Partners were entitled to and did nominate and elect 60% of the members of the Company’s board of directors.

        The Company used the remaining proceeds from the issuance and sale of the series A preferred stock of approximately $24 million, excluding expenses related to the closing of the New Mountain Transaction, for the Inteq Acquisition (See Item 1, “Description of Business-Recent Acquisitions”, and Note 3 to the Consolidated Financial Statements comprising Item 8 hereof) and working capital purposes.

        The series A preferred stock provides for an initial annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary of issuance. The series A preferred stock is convertible into common stock at a price of $11.50 per share of common stock, or an aggregate of approximately 7 million shares of the Company’s common stock.

        The series A preferred stock may be redeemed at the Company’s option subsequent to the fourth anniversary of its issuance, subject to certain conditions. After the tenth anniversary of the issuance of the series A preferred stock, each holder of shares of series A preferred stock may require the Company to redeem all or a part of that holder’s shares of series A preferred stock.

        The Company anticipates that current cash positions, after its six acquisitions together with anticipated cash flow from operations, will be sufficient to satisfy the Company’s contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of the Company’s stated goals to acquire other pharmacy benefit management companies and companies providing related services. Depending on the Company’s evaluation of future acquisitions, additional cash may be required to complete these acquisitions. In addition, the Company will require cash to acquire inventory for its mail order and specialty distribution operations. In the event that the Company’s plans change or its assumptions prove to be inaccurate, or the proceeds from the Facility and the New Mountain Transaction prove to be insufficient to fund operations and acquisitions, the Company could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all.

Supplemental Quarterly Financial Data

Unaudited quarterly financial data ($ in thousands, except per share amounts) for the fiscal years 2004 and 2003 are summarized as follows:

		Fiscal Year 2004
Quarters Ended	June 30	March 31	December 31	September 30
Revenue	$ 176,647	$ 159,725	$ 163,896	$ 150,830
Income before provisions for income tax	4,277	2,641	3,769	2,790
Net Income	2,525	1,564	2,218	1,646
Net income (loss) available to common stockholders	1,010	(78,652)*	2,218	1,646
Earnings (loss per common share):
Basic	0.25	(11.17)	0.29	0.22
Diluted	0.21	(11.17)	0.25	0.19
Common share prices:
Basic	41.72	30.30	26.00	14.00
Diluted	23.64	17.35	8.00	8.96

		Fiscal Year 2003
Quarters Ended	June 30	March 31	December 31	September 30
Revenue	$ 148,397	$ 126,538	$ 150,964	$ 147,367
Income before provisions for income tax	2,985	2,941	2,777	2,313
Net Income	1,676	1,735	1,638	1,365
Net income (loss) available to common stockholders	1,676	1,735	1,638	1,365
Earnings (loss per common share):
Basic	0.22	0.23	0.22	0.18
Diluted	0.21	0.22	0.20	0.17
Common share prices:
Basic	11.84	9.65	9.75	10.80
Diluted	8.00	8.00	6.58	6.40

* Includes an $80,000 non-recurring, non-cash charge for a beneficial conversion feature related to the New Mountain transaction.

Other Matters

Inflation

        Management does not believe that inflation has had a material adverse impact on Health Card’s net income for the three most recent fiscal years.

Critical Accounting Policies and Estimates

General

        Health Card’s discussion and analysis of its financial condition and results of operations are based upon Health Card’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Health Card to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses; these estimates and judgments also affect related disclosures of contingent assets and liabilities. On an on-going basis, Health Card evaluates its estimates and judgments, including those related to revenue recognition, bad debt, intangible assets, income taxes, and financing operations. Health Card bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes that of its significant accounting policies (see Note 1 to the Consolidated Financial Statements comprising Item 8 hereof), the following may involve a higher degree of judgment and complexity than others:

Revenue Recognition

(a)	Since January 1, 2000, all services provided by the Company have been on a fee for services basis. Under the fee for service arrangement, the Company is paid by its sponsors for the Company’s contractually agreed upon rates based upon actual claims adjudicated, plus a fixed transaction fee.

Revenue under the fee for service arrangement is recognized when the claims are adjudicated. Included as revenue are the Company’s administrative fees and charges relating to pharmaceuticals dispensed by the Company’s network of pharmacies. Revenue is reduced by the amount of rebates paid to the Company’s sponsors.

(b)	The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. There are several factors from EITF 99-19 that led the Company to recognize the majority of its revenue on a gross basis. These include: the Company acts as a principal and not an agent and is the primary obligor in the relationship among the pharmacies, the sponsors and the Company, the Company has credit risk, the Company has certain latitude in establishing price, and the Company has discretion in supplier selection. In certain cases, primarily because the amount the Company earns is fixed, the Company has not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. This has no impact on the Company’s gross profit since neither the prescription revenue nor the related cost of the prescriptions is recorded.

(c)	Health Card includes in revenue only those co-payments collected from individual members by its mail order facility in Miramar, Florida. Co-payments retained by pharmacies on the remainder of the prescriptions filled for Health Card’s members are not included in Health Card’s reported revenue. Health Card discloses these amounts parenthetically on the face of its Consolidated Statement of Income.

(d)	Rebates are recognized when the Company is entitled to them in accordance with the terms of its arrangements with drug manufacturers, third party rebate administrators, and sponsors, and when the amount of the rebates is determinable. The Company records the gross rebate receivable and the appropriate payable to the sponsors based on estimates, which are subject to final settlement. The estimates are based upon the claims submitted and the Company’s rebate experience, and are adjusted as additional information becomes available.

Bad Debt

        Health Card maintains allowances for doubtful accounts for estimated losses resulting from the liability of its sponsors to make required payments. If the financial condition of Health Card’s sponsors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and Intangible Asset Impairment

        In assessing the recoverability of the Company’s goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On July 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and will be required to analyze its goodwill for impairment issues on a periodic basis thereafter. To date, the Company has not recorded any impairment losses related to goodwill and other intangible assets.

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

        The audited financial statements of Health Card as of June 30, 2004, 2003 and 2002, and the related Schedules, are set forth at the pages indicated in Item 15 hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable

Item 9A.	CONTROLS AND PROCEDURES

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

        Under the supervision and with the participation of management, chiefly the Company’s principal executive officer and the Company’s principal financial officer, Health Card evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive officer and the Company’s principal financial officer have concluded that these controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls including those controls over financial reporting in this period, or in other factors that could significantly affect these controls, subsequent to the date of the evaluation.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required is incorporated herein by reference to the fiscal year 2004 definitive Proxy Statement under the caption “Election of Directors”, which the Company anticipates will be filed by October 28, 2004.

Item 11.	EXECUTIVE COMPENSATION.

        The information required by this item is incorporated herein by reference to the fiscal 2004 Definitive Proxy Statement under the caption “Executive Compensation”, which the Company anticipates will be filed by October 28, 2004.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this item is incorporated herein by reference to the fiscal 2004 Definitive Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management”, which the Company anticipates will be filed by October 28, 2004.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item is incorporated herein by reference to the fiscal 2004 Definitive Proxy Statement under the caption “Certain Relationships and Related Transactions”, which the Company anticipates will by filed by October 28, 2004.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this item is incorporated herein by reference to the fiscal 2004 Definitive Proxy Statement under the caption “Principal Accountant Fees and Services”, which the Company anticipates will by filed by October 28, 2004.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements

     The following Consolidated Financial Statements of Health Card are included herein:

PAGE
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet as of June 30, 2004 and 2003	F-3
Consolidated Statement of Income for each of the years ended
June 30, 2004, 2003 and 2002	F-4
Consolidated Statement of Stockholders' (Deficit) Equity for each
of the years ended June 30, 2004, 2003 and 2002	F-5
Consolidated Statement of Cash Flows for each of the years ended
June 30, 2004, 2003 and 2002	F-6
Notes to Consolidated Financial Statements	F-7- F-31
2.	Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts	S-1
All other information and financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

3.	Exhibits
Exhibit Number	Description of Exhibit

2.1	Stock Purchase Agreement dated July 31, 2003, among Health Card and Portland Professional Pharmacy, Portland Professional Pharmacy Associates and the individuals listed on Schedule I thereto (3)
2.2	Amended and Restated Stock Purchase Agreement dated November 26, 2003 by and between Health Card and New Mountain Partners, L.P. (8)
2.3	Asset Purchase Agreement among Health Card, Inteq PBM, LP, Inteq-RX Group, LLP, and the individuals named therein dated April 1, 2004 (6)
3.1	Certificate of Incorporation of Health Card (2)
3.2	Certificate of Amendment to the Certificate of Incorporporation of Health Card (7)
3.3	Amended and Restated By Laws of Health Card
3.4	Amended and Restated Audit Committee Charter (7)
4.1	Form of Warrant Agreement, including for of Representatives' Warrants (1)
4.2	Certificate of Designation, Preferences and Rights of Series A 7% Convertible Preferred Stock of Health Card (7)
10.1	Amendment No. 3 dated October 30, 2003 to Receivables Purchase and Transfer Agreement by and among the Company and certain of its subsidiaries and NMHC Funding, LLC (5)
10.2	Stock Option Agreement between Health Card and James Bigl dated July 22, 2003 (3)
10.3	Stock Option Agreement between Health Card and Agnes Hall dated August 1, 2003 (3)
10.4	Stock Option Agreement between Health Card and David Gershen dated August 1, 2003 (3)
10.5	Stock Option Agreement between Health Card and Tery Baskin dated August 1, 2003 (3)
10.6	Stock Option Agreement between Health Card and Patric McLaughlin dated August 1, 2003 (3)
10.7	Sixth Amendment to Employment Agreement, dated October 30, 2003, by and between Health Card and James J. Bigl (5)
10.8	Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development Corporation and NMHCRX Mail Order, Inc. (3)
10.9	AmerisouseBergen Prime Vendor Agreement, dated July 21, 2003 between NMHCRx Mail Order, Inc. and AmerisourseBergen Drug Corporation (3)
10.10	Release, dated October 30, 2003, by Sandata Technologies, Inc. and Sandsport, Inc. (5)
10.11	Amendment to Lease Agreement, dated as of October 23, 2003 by and among BFS Realty, LLC and Health Card (5)
10.12	Amendment to Lease Agreement (30 Sea Cliff), dated as of October 30, 2003, between Living in Style LLC and Health Card (5)
10.13	Amendment to Lease Agreement (32 Sea Cliff), dated as of October 30, 2003, between Living in Style LLC and Health Card (5)
10.14	Second Amendment to Employment Agreement, dated October 30, 2003, by and between Health Card and Bert E. Brodsky (5)
10.15	Amended and Restated Employment Agreement dated June 14, 2004 between Health Card and James J. Bigl
10.16	Form of Stock Agreement between Health Card and Non-Employee Directors dated May 4, 2004 for a grant of 15,000 shares of common stock
10.17	Form of Stock Agreement between Health Card and Non-Employee Directors dated May 4, 2004 for a grant of 20,000 shares of common stock
10.18	Employment Agreement between Health Card and James Smith dated August 31, 2004
14	Code of Ethics (3)
21	List of Subsidiaries
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act

(1)	Denotes document filed as an Exhibit to Health Card's Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.

(2)	Denotes document filed as an Exhibit to Health Card's Definitive Proxy Statement on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.

(3)	Denotes document filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by reference.

(4)	Denotes document filed as an Exhibit to Health Card's Form 8-K filed on November 13, 2003 and incorporated herein by reference.

(5)	Denotes document filed as an Exhibit to Health Card's Report on Form 10-K/A Amendment Number 2 for the year ended June 30, 2003 and incorporated herein by reference.

(6)	Denotes document filed as an Exhibit to Health Card's Form 8-K filed on April 14, 2004 and incorporated herein by reference.

(7)	Denotes document filed as an Exhibit to Health Card's Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(8)	Denotes document filed as an exhibit to Health Card's Definitive Proxy Statement on Schedule 14-A filed on February 19, 2004 and incorporated herein by reference.

(b) Reports on Form 8-K

        The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2004:

(i)	A Form 8-K was filed on April 14, 2004 in connection with the acquisition of Inteq.

(ii)	A Form 8-K was filed on May 10, 2004 in connection with the issuance of a press release announcing the Company’s results for the quarter ended March 31, 2004.

(iii)	A Form 8-K was filed on June 15, 2004 in connection with a press release announcing the appointment of James J. Bigl, as chairman of the board and planned expansion of the management team.

(iv)	A Form 8-K was filed on June 15, 2004 in connection with the financial statements relating to the acquisition of Inteq.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. (Registrant) By: /s/ James J. Bigl —————————————— James J. Bigl Chairman of the Board Date: September 28, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By: /s/ James J. Bigl —————————————— James J. Bigl Chairman of the Board Date: September 28, 2004

By: /s/ Bert E. Brodsky —————————————— Bert E. Brodsky, Director Date: September 28, 2004

By: /s/James Smith —————————————— James Smith CEO and Principal Executive Officer Date: September 28, 2004

By: /s/ Gerald Angowitz —————————————— ;Gerald Angowitz, Director Date: September 28, 2004

By: /s/Paul J. Konigsberg —————————————— Paul J. Konigsberg, Director Date: September 28, 2004

By: /s/Steven B. Klinsky —————————————— Steven B. Klinsky, Director Date: September 28, 2004

By: /s/ Michael Ajouz —————————————— Michael Ajouz, Director Date: September 28, 2004

By: —————————————— Robert R. Grusky, Director Date: September 28, 2004

By: —————————————— G. Harry Durity, Director Date: September 28, 2004

By: —————————————— Michael T. Flaherman, Director Date: September 28, 2004

By: —————————————— Robert Silberman, Director Date: September 28, 2004

By: /s/ Stuart Fleischer —————————————— Stuart Fleischer Principal Financial and Accounting Officer Date: September 28, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Balance Sheet	F-3
Statement of Income	F-4
Statement of Stockholders' (Deficit) Equity	F-5
Statement of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 - F-31

Report of Registered Public Accounting Firm

The Board of Directors and Stockholders ofNational
Medical Health Card Systems, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of National Medical Health Card Systems, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Medical Health Card Systems, Inc. and subsidiaries at June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

By: /s/ Ernst & Young Melville, New York September 10, 2004

CONSOLIDATED BALANCE SHEET
($ in thousands)
	June 30	June 30
	2004	2003
Assets
Current:
Cash and cash equivalents (including cash equivalent investments
of $1,191 and $1,189, respectively)	$ 3,388	$ 5,222
Restricted cash	1,695	2,383
Accounts receivable, less allowance for doubtful accounts
of $2,312 and $2,014, respectively	73,162	52,022
Rebates receivable	34,764	24,584
Inventory	3,252	--
Due from affiliates	18	4,165
Deferred tax assets	2,711	2,065
Other current assets	2,093	1,714

Total current assets	121,083	92,155
Property, equipment and software development costs, net	10,597	8,239
Intangible assets, net of accumulated amortization of $2,106 and $1,210,
respectively	3,788	2,291
Goodwill	86,964	53,669
Other assets	3,717	386

Total Assets	$ 226,149	$ 156,740

Liabilities, Redeemable Preferred Equity, and Common Stockholders'
(Deficit) Equity
Current Liabilities:
Accounts payable and accrued expenses	$ 147,572	$ 106,675
Revolving credit facility and loans payable-current	53	15,683
Current portion of capital lease obligations	327	481
Due to officer/stockholder	--	1,117
Income taxes payable	837	629
Other current liabilities	--	137

Total current liabilities	148,789	124,722
Capital lease obligations, less current portion	13	327
Long term loans payable and other liabilities	3,877	1,020
Deferred tax liability	4,704	2,245

Total liabilities	157,383	128,314

Commitments and Contingencies
Redeemable Preferred Equity:
Redeemable convertible preferred stock $.10 par value; 15,000,000 and
10,000,000 shares authorized, 6,956,522 and none issued and
outstanding, respectively	75,389	--
Common Stockholders' (Deficit) Equity:
Common Stock, $.001 par value, 35,000,000 and 25,000,000 shares authorized,
8,969,694 and 7,812,907 shares issued, 4,329,794 and 7,621,907 outstanding, respectively
	9	8
Additional paid-in-capital	104,890	15,027
Retained(deficit) earnings	(59,643)	14,135
Treasury stock at cost, 4,639,900 and 191,000 shares, respectively	(51,879)	(744)

Total common stockholders' (deficit) equity	(6,623)	28,426

Total Liabilities, Redeemable Preferred Equity, and Common Stockholders'
(Deficit) Equity	$ 226,149	$ 156,740

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME

(All amounts in thousands, except per share amount)

	Years ended June 30,
	2004	2003	2002
Revenue (includes co-payments collected of $2,274,
$0, and $0, respectively, and excludes
co-payments retained by the pharmacies of
$203,420, $168,475, and $102,338, respectively)	$651,098	$573,266	$459,832

Cost of claims (excludes co-payments retained by the
pharmacies of $203,420, $168,475, and $102,338,
respectively)	587,055	525,472	424,733
Gross profit	64,043	47,794	35,099
Selling, general and administrative expenses	50,606	35,974	27,230

Operating income	13,437	11,820	7,869

Other income (expense):
Interest expense	(703)	(1,209)	(1,125)
Interest income	594	252	522
Other income, net	149	153	101

	40	(804)	(502)

Income before provision for income taxes	13,477	11,016	7,367
Provision for income taxes	5,524	4,602	2,900

Net income	$7,953	$6,414	$4,467

Beneficial conversion feature	80,000	—	—
Preferred stock cash dividend	1,596	—	—
Accretion of transaction expenses	135	—	—

Net (loss) income available to common stockholders	$(73,778)	$6,414	$4,467

(Loss) earnings per common share:
Basic	$(11.14)	$0.85	$0.62

Diluted	$(11.14)	$0.80	$0.56

Weighted-average number of common shares outstanding:
Basic	6,622	7,590	7,213

Diluted	6,622	8,036	7,909

See accompanying notes to consolidated financial statements

F-5

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

(All amounts in thousands)

	Notes Receivable Stockholders	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Shares	Stock Amount	Total Common Stockholders' Equity (Deficit)
Balance at June 30, 2001	$(300)	7,312	$7	$13,255	$3,254	191	$(744)	$15,472
Principal paid on notes receivable	300	--	--	--	--	--	--	300
Exercise of stock options	--	175	1	787	--	--	--	788
Stock issued - PAI acquisition - additional	--	63	0	250	--	--	--	250
Net income	--	--	--	--	4,467	--	--	4,467

Balance at June 30, 2002	--	7,550	8	14,292	7,721	191	(744)	21,277
Exercise of stock options	--	221	--	485	--	--	--	485
Stock issued - PAI acquisition - additional	--	42	--	250	--	--	--	250
Net income	--	--	--	--	6,414	--	--	6,414

Balance at June 30, 2003	--	7,813	8	15,027	14,135	191	(744)	28,426
Accretion of transaction expenses related to
preferred stock offering	--	--	--	--	(135)	--	--	(135)
Purchase of treasury stock in tender offer
including related expenses	--	--	--	--	--	4,449	(51,135)	(51,135)
Exercise of stock options	--	1,092	1	7,022	--	--	--	7,023
Shares issued related to outstanding warrants	--	65	--	--	--	--	--	--
Payment of preferred dividends	--	--	--	--	(1,596)	--	--	(1,596)
Beneficial conversion feature	--	--	--	80,000	(80,000)	--	--	--
Stock option income tax benefit	--	--	--	1,878	--	--	--	1,878
Compensation component of employee stock
options	--	--	--	963	--	--	--	963
Net income	--	--	--	--	7,953	--	--	7,953

Balance at June 30, 2004	$--	8,970	$9	$104,890	$(59,643)	4,640	$(51,879)	$(6,623)

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
	Years Ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net income	$7,953	$6,414	$4,467
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,706	4,437	3,264
Amortization of deferred gain	(455)	(153)	(102)
Net gain on disposal of capital assets	310	(13)	(331)
Provision for doubtful accounts	692	164	546
Compensation expense accrued to officer/stockholder	37	821	154
Deferred income taxes	1,813	(433)	13
Interest accrued on stockholders'/affiliate's loans		(165)	--
Changes in assets and liabilities, net of effect from acquisitions:
Restricted cash	688	270	(1,055)
Accounts receivable	(13,005)	7,486	(29,750)
Rebates receivable	(8,139)	(8,809)	(7,986)
Inventory	(2,714)	--	--
Other current assets	(330)	(1,028)	387
Due to/from affiliates	225	(276)	351
Other assets	(514)	(19)	(54)
Accounts payable and accrued expenses	28,246	6,844	41,713
Income taxes payable and other current liabilities	1,934	(163)	83
Other long term liabilities	1,432	308	715

Net cash provided by operating activities	23,879	15,685	12,415

Cash flows from investing activities:
Capital expenditures	(7,379)	(2,468)	(3,196)
Repayment of loan from affiliate	2,660	--	--
Repayment of loan from officer	107	--	--
Acquisition of Integrail, net of cash acquired	(13)	(1,482)	--
Acquisition of Centrus, net of cash acquired	(2,000)	(1,070)	(40,287)
Acquisition of PAI	--	(1,000)	(1,000)
Acquisition of Inteq, net of cash acquired	(29,078)	--	--
Acquisition of PPP, net of cash acquired	(3,658)	--	--
Proceeds from disposal of capital assets	--	22	1,321
Repayment of note by stockholder	--	--	300

Net cash used in investing activities	(39,361)	(5,998)	(42,862)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,023	485	788
Proceeds from issuance of preferred stock, net of offering costs	75,254	--	--
Purchase of treasury stock in tender offer including related	(51,135)	--	--
expenses
Proceeds from convertible note offering	--	--	11,600
Repayment of convertible note offering	--	(8,000)	(3,600)
Proceeds from revolving credit facility	871,869	688,750	28,700
Repayment of revolving credit facility	(887,477)	(686,901)	(14,887)
Payment of preferred dividends	(1,596)	--	--
Deferred financing costs	181	183	(486)
Repayment of debt and capital lease obligations	(471)	(750)	(777)

Net cash provided by (used in) financing activities	13,648	(6,233)	21,338

Net (decrease) increase in cash and cash equivalents	(1,834)	3,454	(9,109)
Cash and cash equivalents at beginning of period	5,222	1,768	10,877

Cash and cash equivalents at end of period	$3,388	$5,222	$1,768

See accompanying notes to consolidated financial statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All $ in thousands, except per share amounts)

   1.      PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

        National Medical Health Card Systems, Inc. (the “Company,” “Health Card”) provides comprehensive pharmacy benefit management (“PBM”) services to plan sponsors, which include managed care organizations, local governments, unions, corporations and third party health care plan administrators through its network of licensed pharmacies throughout the United States. The Company’s pharmacy benefit management services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail order pharmacy claims management, specialty pharmacy claims management, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, disease information services, data access, reporting and information analysis, and physician profiling. In addition, the Company operates a mail order pharmacy, a specialty pharmacy, and health informatics company.

        The audited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc., and its wholly owned subsidiaries, Pharmacy Associates, Inc. (“PAI”), Interchange PMP, Inc. (“PMP”), Centrus Corporation (“Centrus”), National Medical Health Card IPA, Inc. (“IPA”), Specialty Pharmacy Care, Inc. (“Specialty”), NMHCRX Contracts, Inc. (“Contracts”), PBM Technology Inc. (“PBM Tech”), NMHCRX Mail Order, Inc. (“Mail Order”), Portland Professional Pharmacy and Portland Professional Pharmacy Associates (collectively “Ascend”), Inteq Corp. and Inteq TX Corp. (collectively “Inteq”), and Integrail, Inc. (“Integrail”). Also included on a consolidated basis are the accounts of NMHC Funding, LLC (“Funding”), a limited liability company of which the Company and some of its subsidiaries are the owners of all of the membership interests. Unless the context otherwise requires, references herein to the “Company” or “Health Card” refer to the Company and its subsidiaries, on a consolidated basis. All material intercompany balances and transactions have been eliminated in the consolidation.

        In October 1998, the Company acquired IPA, which is an independent practice association under the laws of New York. The Company acquired PSCNY IPA, Inc. (“PSCNY”) as part of the Centrus Acquisition (see Note 3 - Business Acquisitions). Health Card’s IPA was dissolved. PSCNY was utilized by Centrus to contract with Health Maintenance Organizations or providers containing financial risk-sharing provisions which represents some of Centrus’ largest sponsors. PSCNY’s name was changed to IPA in September 2002. IPA is subject to the regulatory authority of the Department of Health and the laws, rules and regulations applicable to independent practice associations in New York.

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

        PBM Tech was incorporated in April 2002. This subsidiary was formed to manage the Company’s intellectual property. PBM Tech maintains an office in Wilmington, Delaware and employs its own employees.

        NMHCRX Mail Order, Inc. was incorporated in August 2002 to provide mail order pharmacy services to the Company’s existing sponsors as well as other small regional PBMs. Prior to opening its own facility in Miramar, Florida, the Company outsourced all its mail order business. The subsidiary has its own employees and rents the facility, including a warehouse, from an unrelated third party. Currently, all intercompany revenue generated by Mail Order for fulfillment of prescriptions on behalf of the PBM, is eliminated in consolidation.

   Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity date of three months or less from purchase date to be cash equivalents. These also include short-term, highly liquid municipal bonds with interest rates that are reset monthly which are readily convertible into cash at par value (cost). Restricted cash balances at June 30, 2004 and 2003 includes approximately $1,695 and $2,383, respectively, which are restricted as to their use as related to the maintenance of minimum cash balances in accordance with Ohio statute.

   Revenue Recognition

        The Company enters into a fee for service (per claim charges) arrangement with its sponsors for the payment of administrative fees. Under the fee for service arrangement, the Company is paid by its sponsors for the Company’s contractually agreed upon rates based upon actual claims adjudicated plus a fixed transaction fee. Revenue under the fee for service arrangement related to the sales of prescription drugs by the Company’s nationwide network of pharmacies is recognized when the claims are adjudicated. At the point-of-sale, the pharmacy claims are adjudicated using the Company’s on-line processing system. Adjudication is the process by which the plan participant is checked for eligibility of coverage, the prescription is compared to the plan parameters established by the sponsor, the particular drug is reviewed for contraindications based upon the plan participant’s drug history, age and sex, and the information is placed into a database available for reporting and query. The Company invoices plan sponsors and includes as revenue the Company’s administrative fees and charges relating to pharmaceuticals dispensed by the Company’s network of pharmacies. Revenue is reduced by the amount of rebates paid to the Company’s sponsors. Cost of claims includes the amounts paid to the Company’s network of pharmacies for pharmaceutical claims reduced by gross rebates received from drug manufacturers. The Company does not take possession or legal ownership of the pharmaceutical drugs dispensed by the pharmacy network excluding its own mail order and specialty facilities. The Company assumes the legal responsibility and financial risk of paying for dispensed pharmaceuticals whether or not the Company is paid by its sponsors. There are several factors from EITF 99-19 that led the Company to recognize the majority of its revenue on a gross basis. These include: the Company acts as a principal and not an agent and is the primary obligor in the relationship among the pharmacies, the sponsors and the Company, the Company has credit risk, the Company has certain latitude in establishing price, and the Company has discretion in supplier selection.

        The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. In certain cases, the Company has not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. The primary factor in recognizing these contracts on a net basis is that the amount that the Company earns is fixed. The Company receives a fixed charge per claim and a fixed percentage of rebates and all other pharmacy costs are charged to the plan sponsor. This has no impact on the Company’s gross profit since neither the prescription revenue nor the related cost of the prescriptions is recorded.

        The Company follows the provisions of EITF 00-14, Accounting for Certain Sales Incentives — Coupons, Rebates and Discounts in connection with the Company’s rebates to sponsors. These rebates are recognized when the Company is entitled to them in accordance with the terms of the Company’s arrangements with drug manufacturers, third party rebate administrators, and the Company’s sponsors, and when the amount of the rebates is determinable. The Company records the gross rebate receivable and the appropriate payable to the sponsors based on estimates, which are subject to final settlement. The estimates are based upon the claims submitted and the Company’s rebate experience, and are adjusted as additional information becomes available. Currently some rebates are processed by a third party rebate administrator and the remaining rebates are submitted directly to the drug manufacturers for reimbursement. For the years ended June 30, 2004, 2003 and 2002, the rebates retained by the Company were approximately $10,314, $5,398 and $6,513, respectively.

        Mail Order began filling prescriptions out of the Miramar facility on July 1, 2003. Mail Order maintains an inventory of pharmaceuticals, which it purchases from a drug wholesaler or direct from the manufacturer. Mail Order recognizes revenue at the point of shipment for both the co-pay collected from the individual member, as well as for the “sale” of the prescription to the PBM at specified prices. Revenue from this intercompany sale is eliminated in consolidation. To date, Mail Order only fills prescriptions for NMHC plan sponsors.

        Ascend also maintains an inventory of pharmaceuticals, which it purchases from drug wholesalers or direct from manufacturers. Revenue is recognized by Ascend at the point of shipment to the member. Ascend invoices individual members, sponsors, and insurance companies as well as Medicare and Medicaid.

        The inventory balance for Mail Order and Ascend at June 30, 2004 was $3,252. Inventory which consists entirely of finished goods is stated at the lower of cost (first in, first out method) or market.

        Integrail invoices its customers quarterly primarily for annual license fees. Annual license fees are billed equally over the quarters and are based on a per member amount charge. Connectivity charges, analytical support and implementation charges are also invoiced quarterly as incurred. License revenue for each customer is recognized ratably over the quarter that it relates to. Other revenue is recognized when invoiced.

Property and Equipment

        Property and equipment is recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the property and equipment (generally 3 to 8 years). Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful lives of the assets.

Internal Use Software

        The costs of software developed for internal use incurred during the preliminary project stage are expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post-implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives. During the years ended June 30, 2004 and 2003, approximately $2,744 and $1,012, respectively, in software development costs related to internal programming time were capitalized.

        Amortization of capitalized amounts commences on the date the software is placed into use and is computed using the straight-line method over the estimated economic life of the software, which prior to June 2001 was five years and subsequently has been primarily three years. Amortization expense was approximately $2,971, $2,245, and $1,834 for the years ended June 30, 2004, 2003 and 2002, respectively.

        A significant portion of the Company’s computer software for its reporting system was previously developed by a company affiliated by common ownership (see Note 5 - Related Party Transactions). Currently, the Company’s development is performed by its own employees or occasionally by unrelated third party consultants. The cost includes development of software programs and enhancements, which may either expand or modify existing programs, which allows the Company to do customized reporting from its claims adjudication system.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this standard, deferred taxes on income are provided for those items for which the reporting period and methods for income tax purposes differ from those used for financial statement purposes using the asset and liability method. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Earnings Per Share

        Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share has been computed using the basic weighted-average shares of common stock issued plus outstanding stock options and warrants in the periods in which such options and warrants have a dilutive effect under the treasury stock method.

Stock Compensation

        The Company accounts for stock option grants to employees under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

        Pro forma information regarding net loss applicable to common stockholders is required by SFAS 123, “Accounting for Stock-Based Compensation,” which also requires that the information be determined as if the Company has accounted for its stock options under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value for these options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants in the years ended June 30, 2004, 2003, and 2002: no dividend yield, weighted-average expected life of the option of 6.7 years, risk-free interest rate ranges of 3.6% to 3.83% and a volatility of 76.6%, 83.2%, and 86.2%, respectively, for all grants. The weighted-average value of options granted is $19.58, $4.99, and $6.77 for the years ended June 30, 2004, 2003, and 2002, respectively.

        The Company follows the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123‘s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The Company adopted SFAS No. 148 effective December 31, 2002.

        The following table illustrates the effect on net (loss) income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Year ended June 30,
	2004	2003	2002
Reported net (loss) income
available to common
stockholders	$(73,778)	$6,414	$4,467
Stock compensation expense
included in net (loss)
income available to
common stockholders	200	--	--
Pro forma compensation expense	(2,203)	(1,574)	(666)

Pro forma net (loss) income
available to common
stockholders	$(75,781)	$4,840	$3,801
Pro forma (loss) earnings
per share:
Basic	$(11.44)	$.64	$.53
Diluted	$(11.44)	$.60	$.48

Concentration of Credit Risk

        The Company may be subject to a concentration of credit risk with respect to its trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances to cover potential or anticipated losses for uncollectible accounts.

        Financial instruments which potentially subject the Company to concentrations of credit risk are cash balances deposited in financial institutions which exceed FDIC or SIPC insurance limits. Amounts on deposit with financial institutions, which exceeded the FDIC or SIPC insurance limits at June 30, 2004 and 2003, were approximately $10,810 and $5,694, respectively.

        The carrying amounts of financial instruments, including cash, accounts receivable, inventory, accounts payable, accrued liabilities, and revolving credit facility, approximate fair value because of the current nature of these instruments.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

        For comparability, certain 2003 and 2002 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2004.

   2.     NEW MOUNTAIN TRANSACTION

        The Company entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the “purchase agreement”). Pursuant to the purchase agreement, the Company agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of series A preferred stock at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80,000. On March 19, 2004, the Company completed the sale of the series A preferred stock to New Mountain Partners and used approximately $49,000 of the proceeds of the sale of the series A preferred stock to purchase, pursuant to a tender offer, 4,448,900 shares of the Company’s outstanding common stock at $11.00 per share (collectively, the “New Mountain Transaction”). Prior to the closing of the New Mountain Transaction, Bert E. Brodsky, the former chairman of the board of directors, and certain stockholders related to him, held (assuming the exercise of 330,000 options and warrants held by Mr. Brodsky, which occurred in April 2004), in the aggregate, approximately 59% of the Company’s outstanding common stock and had agreed to tender 4,448,900 shares, or approximately 54% of the Company’s outstanding common stock, held by them, into the tender offer. No other stockholders tendered shares in the offer.

        Following the completion of the tender offer, and assuming the exercise of 330,000 options and warrants held by Mr. Brodsky, which occurred in April 2004, New Mountain Partners owned securities at March 19, 2004 that were initially convertible into approximately 64% of the Company’s issued and outstanding common stock and prior to conversion of the series A preferred stock were entitled to cast that number of votes that is equal to approximately 60% of the Company’s aggregate voting power. Following the closing of the New Mountain Transaction, New Mountain Partners was entitled to and did nominate and elect 60% of the members of the Company’s board of directors.

        The Company used the remaining proceeds from the issuance and sale of the series A preferred stock of approximately $24,000, excluding expenses related to the closing of the New Mountain Transaction, for the Inteq acquisition described in Note 3 – Business Acquisitions and for working capital purposes.

        The preferred stock provides for an initial annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary of issuance. The preferred stock is convertible into common stock at a price of $11.50 per share of common stock, or an aggregate of approximately 7 million shares of the Company’s common stock.

        The series A preferred stock may be redeemed at the Company’s option subsequent to the fourth anniversary of its issuance, subject to certain conditions. After the tenth anniversary of the issuance of the series A preferred stock, each holder of shares of series A preferred stock may require the Company to redeem all or a part of that holder’s shares of series A preferred stock.

        Upon the closing of the New Mountain Transaction, the Company recorded a non-recurring, non-cash charge to net income available to holders of the Company’s common stock for a beneficial conversion feature related to the series A preferred stock, which is convertible into the Company’s common stock at $11.50 per share. Such non-cash charge reflects the difference between the fair market value of the Company’s common stock on the date of the closing of the New Mountain Transaction and the effective conversion price of $11.29 (after deducting the closing payment of $1,450 payable to New Mountain Partners) multiplied by 6,956,552, the number of shares of the Company’s common stock into which the series A preferred stock held by New Mountain Partners is convertible. The maximum amount of the beneficial conversion feature was limited to a $80,000, which is the purchase price of the series A preferred stock.

3.      BUSINESS ACQUISITIONS

        On April 1, 2004, the Company entered into an Asset Purchase Agreement with Inteq PBM, LP, a Texas limited partnership (the “Purchaser”), The INTEQ-RX Group, LLP and certain other owners named therein (together with The INTEQ-RX Group, LLP, the “The Inteq Group”), pursuant to which the Company agreed to acquire certain assets of the The Inteq Group relating to their pharmacy benefit management business (the “Inteq Acquisition”). The aggregate purchase price of the Inteq Acquisition was $31,500 in cash. In addition, the Company has agreed to pay The Inteq Group, as additional purchase price, up to $4,200 over a period of one year if the acquired PBM business achieves certain financial performance targets during the one-year period following the closing. Funds for the Inteq Acquisition were supplied from proceeds from the New Mountain Transaction (See Note 2 – New Mountain Transaction) and from the Company’s revolving credit facility (See Note 7 - Debt). In connection with the Inteq Acquisition, several members of Inteq’s management will remain with the Company as consultants during the transition period. The Inteq business complements the Company’s business while strengthening the Company’s presence in the Texas marketplace.

        The purchase price for the acquired assets of The Inteq Group was $31,500 of which $29,640 was paid in cash at closing and $1,860 was paid in the form of a promissory note. In addition, there were $572 of acquisition related expenses incurred by the Company. Of the $29,640, $24,900 was paid to The Inteq Group, and $4,740 was deposited into escrow to secure The Inteq Group’s obligations under the Purchase Agreement. In addition, another $3,000, out of the $4,200 potential to be paid to The Inteq Group, was placed in escrow to secure the Company’s obligations to pay The Inteq Group additional purchase price if certain targets are achieved during the first year and such escrowed amount is included in other assets in the consolidated balance sheet. The promissory note plus accrued interest at four percent (4%)per annum is due and payable in full on October 1, 2005. At the time of the acquisition, The Inteq Group had approximately $14,200 of assets which included $4,134 of cash, $7,938 of accounts receivable, $2,041 of rebates receivable, $47 of other assets, and $40 of property and equipment. They also had approximately $11,151 of liabilities which included $11,138 of claims and accounts payable and $13 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of Inteq’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $29,023, which consists of the following components: customer relationships valued at $1,800, which will be amortized over ten (10) years and goodwill of $27,223, which will not be amortized for book purposes per SFAS 142. In addition, the $3,000 placed in escrow will be released quarterly if earned and will be recorded as additional goodwill. To date, $955 out of a total potential of $4,200, of additional consideration has been earned and will be released from escrow on September 30, 2004. For tax purposes, the Company will amortize the goodwill and other intangibles over fifteen years.

        On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy (“PPRX”), Portland Professional Pharmacy Associates (“PRXA”, and together with PPRX, “PPP”) and the individual shareholders (the “PPP Shareholders”) to purchase all of the shares of PPP for $3,150 (the “PPP Acquisition”). PPP provides specialty-pharmacy services in a broad range of areas, including women’s health, pediatric care, men’s health and transplant. Funds for the PPP Acquisition were supplied by the Company’s revolving credit facility that was put in place in January 2002 (see Note 7 - Debt). The Company intends to position PPP as a preferred provider with PPP’s target markets while focusing on the extension of their specialty services to the Company’s PBM division.

        The purchase price for the stock of PPP was $3,150. In addition, there were $77 of acquisition related expenses incurred by the Company. At the time of the acquisition, PPP had approximately $1,664 of assets which included $177 of cash, $889 of accounts receivable, $539 of inventory and $59 of property and equipment. PPP also had approximately $1,423 of liabilities which included $609 of bank debt, which was paid off at closing, and $814 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of PPP’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $2,986, which consists of the following components: (i) customer relationships valued at $295, which will be amortized over seven (7) years; (ii) employment and non-compete agreements valued at $100 each, which will be amortized over four (4) years; (iii) the Portland Professional Pharmacy trade name valued at $100 which will be amortized over four (4) years; and (iv) goodwill of $2,391, which will not be amortized for book purposes per SFAS 142. For tax purposes, the Company has made an election which will allow it to amortize the goodwill and other intangibles over fifteen years. In addition, the Company agreed to pay to the PPP Shareholders up to $7,000 over a three-year period if the PPP business achieved certain financial targets. At the Company’s sole discretion, up the 50% of the $7,000 can be paid in the form of company stock. For the first year ended July 31, 2004, $716 has been earned ($666 had been earned through June 30, 2004) and was paid on September 15, 2004. Of this amount, $358 was paid in cash and $358 was paid in the form of the Company’s common stock (12,650 shares at $28.30 per share).

        In connection with the PPP Acquisition, several members of PPP’s management team have joined the Company as employees, and have been granted stock options to purchase an aggregate of 150,000 shares of Common Stock, under the Company’s 1999 Stock Option Plan, as amended. As of May 1, 2004, the Company assumed all of the shares of PPP. Each of PRXA and PPRX continues to operate under their respective names, and also does business under the name NMHC Ascend.

        As of November 1, 2002, the Company and its wholly owned subsidiary, Integrail Acquisition Corp., entered into an Asset Purchase Agreement with Health Solutions, Ltd. (“HSL”), a New York corporation, and certain of its security holders (together with HSL, the “Sellers”). Pursuant to the Agreement, Health Card acquired substantially all of the assets of the Integrail division of HSL’s operations, for a purchase price of $1,400. Integrail provides software and analytical tools in the area of informatics which allows for the blending of medical and pharmacy data to predict future outcomes.

        Half of the $1,400 purchase price was paid at the closing directly to the Sellers, and half was deposited into escrow (the “Escrowed Amount”) as security for the performance of certain indemnification obligations of the Sellers. The Company acquired approximately $500 of HSL’s assets which included $158 of property and equipment, $225 of software, $76 of prepaid expenses, and $41 of accounts receivable. The Company also agreed to assume approximately $500 of liabilities related to Integrail which included $166 of debt under capital leases, $75 of miscellaneous payables, and $259 due to HSL for prior equipment and services provided to Integrail by HSL. The acquisition was accounted for under the purchase method of accounting and the results of Integrail’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $1,719, which consists of the following components: (i) software and company know how valued at $797, which will be amortized over three (3) years; and (ii) goodwill of $922, which will not be amortized for book purposes per SFAS 142. For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. Funds for this transaction were supplied by the Company’s revolving credit facility. With the achievement of certain operational milestones for the first 12 months specified in the Agreement, the entire Escrowed Amount was released to the Sellers in November 2003.

        The Company entered into an Asset Purchase Agreement (the “Centrus Asset Purchase Agreement”), dated as of January 29, 2002, with HSL, HSL Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Sub”), and the security holders of HSL named therein, pursuant to which the Company agreed to acquire certain assets of HSL relating to the pharmacy benefit management business conducted by HSL under the name “Centrus” (the “Centrus Acquisition”). The aggregate purchase price of the Centrus Acquisition was $40,000 in cash. The Company acquired approximately $1,400 of HSL’s assets which included $900 of property and equipment and $500 of software. The Company also agreed to assume approximately $1,400 of HSL’s liabilities relating to the Centrus business which included $1,100 of rebates due to sponsors, $100 of capital leases, and $200 of miscellaneous payables. The Centrus Acquisition was accounted for under the purchase method of accounting and the results of Centrus’ operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $40,672, which consists of the following components: (i) customer relationships valued at $2,415, which will be amortized over five (5) years; (ii) an employment agreement valued at $83, which will be amortized over two (2) years: (iii) non-compete contracts valued at $76, which will be amortized over four (4) years; and (iv) goodwill of $38,098 which will not be amortized for book purposes per SFAS 142. For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. In addition, the Company has agreed to pay HSL as additional purchase price up to $4,000 over a period of three (3) years if the acquired Centrus business achieves certain financial performance targets during the two-year period following the Closing. The financial performance targets were achieved during the first two years and $4,000 has been earned. Of this amount, $1,000 was paid in May 2003, $2,000 was paid in May 2004, and another $1,000 will be paid in May 2005.

        On March 5, 2001, the Company acquired substantially all of the assets, and certain of the liabilities, of Provider Medical Pharmaceutical, LLC (“PMP”), an Oklahoma limited liability company, pursuant to an Asset Purchase Agreement among the Company, a wholly owned subsidiary of the Company, PMP and the members of PMP. The assets acquired from PMP included, among other things, PMP’s accounts receivable and intellectual property, PMP’s rights under various contracts and the goodwill value of PMP’s business.

        The purchase price for the assets consisted of (i) $4,000 in cash, (ii) the satisfaction by the Company of PMP’s bank indebtedness of $1,255, and (iii) cancellation of the $1,500 promissory note from PMP to the Company, dated January 16, 2001. Part of the cash portion of the purchase price ($722) was paid into an escrow account to provide security for the indemnification obligations of PMP and its members to the Purchaser. The acquisition was accounted for under the purchase method of accounting and the results of PMP’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $6,475 which consisted of the following components: (i) customer relationships valued at $305, which was amortized over 2.5 years using the straight-line method of amortization, and (ii) goodwill of $6,170, which has not been amortized for book purposes since July 1, 2001 in accordance with SFAS 142. For tax purposes, the goodwill and customer relationships will be amortized over fifteen years. The Company was required to pay up to $1,000 of additional cash consideration if certain financial targets relating to PMP’s business were met over the first three years after closing, which would be accounted for as an addition to goodwill. The targets which were related to retaining specific contracts were not achieved and consequently no additional consideration was paid.

        Two claims were filed against the sellers of PMP by the Company for non collection of certain accounts receivable and for certain other misrepresentations. A settlement was reached whereby the Company received in July 2003, $540 out of escrowed funds to cover both claims of which $346 was applied towards reducing goodwill.

        Pursuant to the terms of the Agreement and Plan of Merger between the Company and Pharmacy Associates, Inc. (“PAI”), dated July 20, 2000 (the “PAI Agreement”), the Company acquired PAI, a regional pharmacy benefit management company operating in Arkansas, Louisiana and Mississippi. Under the terms of the merger agreement, stockholders of PAI received an aggregate of $6,000 in cash and 400,000 shares of the Company’s common stock, which was valued at $850, on the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $6,345, which consisted of the following components: (i) customer relationships valued at $131, which was amortized entirely over the first year, (ii) noncompete contracts valued at $44, which will be amortized over five years using the straight-line method of amortization, and (iii) goodwill of $6,170, which has not been amortized for book purposes, since July 1, 2001 in accordance with SFAS 142. The goodwill associated with this acquisition is not deductible for tax purposes. PAI stockholders were entitled to receive additional consideration of up to $2,000 payable in a combination of cash and unregistered common stock over a two-year period if certain financial targets of PAI were met, which was accounted for as an addition to goodwill. The financial targets were achieved for both years; therefore, $750 in cash and $250 in Common Stock (62,500 shares valued at $4.00 per share) was paid and issued in August, 2001, and $750 in cash and $250 in Common Stock (41,668 shares valued at $6.00 per share) were paid and issued in August, 2002.

        The following summarized unaudited pro forma results of operations set forth below for the years ended June 30, 2004 and 2003 assume the Integrail, PPP, and Inteq acquisitions had occurred as of the beginning of these periods:

June 30,	2004	2003
Revenue	$706,408	$664,266
Net (loss) income
available to common stockholders	$(72,751)	$6,476
Net (loss) earnings per common shar
Basic	$(10.99)	$0.85
Diluted	$(10.99)	$0.81
Pro forma weighted-average number o
common shares outstanding:
Basic	6,622	7,590
Diluted	6,622	8,036

        This pro forma financial information is presented for information purposes only. The pro forma adjusted net (loss) income per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of the acquired entity and do not reflect any cost savings or potential sales erosion that may result from the Company’s integration efforts.

The change in the carrying amount of goodwill for the year ended June 30, 2004 is as follows:

Balance as of July 1, 2003	$53,669
Centrus additional consideration earned	3,000
Integrail additional expenses incurred	15
PPP acquisition	2,391
PPP additional consideration earned	666
Inteq acquisition	27,223

Balance as of June 30, 2004	$86,964

Approximately $79,091 of the Company's June 30, 2004 goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

Acquired intangible assets subject to amortization consisted of the following as of June 30:

	2004		2003
Asset Class	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer
relationships	$4,816	$1,564	$2,720	$967
Non-compete
agreements	220	105	120	53
Employment
agreements	186	109	86	62
Trade name	100	10	--	--
Company know how	572	318	575	128

	$5,894	$2,106	$3,501	$1,210

        The weighted average remaining amortization period for all intangible assets is approximately 6.1 years at June 30, 2004. Amortization period by intangible asset class is as follows:

Asset Class	Amortization Period
Customer relationships	2.5 - 10 years
Non-compete agreements	4 - 5 years
Employment agreements	2 years
Trade name	4 years
Company know how	3 years

        The aggregate amortization expense was approximately $896 for the year ended June 30, 2004, and the estimated amortization for future years ended June 30 is as follows:

Year ending June 30,
2005	$984
2006	840
2007	564
2008	235
2009	222
Thereafter	943

$3,788

        The Company follows the provisions of SFAS Nos. 141 and 142, Business Combinations and Goodwill and Other Intangibles. FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The Company has adopted SFAS Nos. 141 and 142 as of July 1, 2001 and has performed the requisite impairment testing. As of June 30, 2004 there is no impairment to the goodwill recorded on the accompanying balance sheet.

        The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. FASB’s new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules supersede the provisions of Accounting Principals Board Opinion No. 30 (“APB No. 30”) with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date as presently required by APB No. 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The implementation of SFAS No. 144 had no impact on the Company’s financial statements as of and for the year ending June 30, 2004 and 2003.

4. PROPERTY, EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS.

Property, equipment and software development costs consist of the following:

June 30,	2004	2003	Estimate Useful Life
Equipment	$5,407	$4,602	3 to 5 years
Software	14,825	11,241	3 to 5 years
Leasehold improvements	3,614	935	Term of lease
Automobile	44	44	5 years
Equipment acquired under

capital leases	2,575	2,575	5 to 8 years

	26,465	19,397
Accumulated depreciation
and amortization	15,868	11,158

	$10,597	$8,239

        Accumulated depreciation on equipment acquired under capital lease obligations was $1,613 and $1,240 as of June 30, 2004 and 2003, respectively.

        Depreciation and amortization expense on property, equipment and software development costs for the years ended June 30, 2004, 2003, and 2002, was approximately $4,810, $3,634, and $2,898, respectively.

5. RELATED PARTY TRANSACTIONS

        Due to affiliates historically represented trade payables for developed software, other software services, operating leases and maintenance costs.

        The Company had historically entered into various verbal and written agreements with Sandata Technologies, Inc. (“Sandata”) and its wholly owned subsidiaries. The Company’s former Chairman of the Board is also a principal stockholder of Sandata. Sandata provides computerized data processing services and custom software and programming services.

        Due from affiliates included a note from another company affiliated by common ownership. As of June 30, 2004, the balance had been paid. Such amount bore interest at 8.5% per annum, payable quarterly. The note was collateralized by 1,022,758 shares of $.001 par value common stock of the Company registered in the name of the Company’s former Chairman of the Board and was subject to his personal guarantee. The note was payable in annual installments of $400, consisting of principal and interest at the rate of 8½% per annum on each of the first and second anniversary dates, with the total remaining balance of principal and interest due and payable on July 31, 2003. The first two $400 payments due under the note as of July 31, 2001 and 2002 were satisfied by offsetting an equal amount owed by the Company to the former Chairman of the Board. The balance of the note, including accrued interest, was paid in full on July 31, 2003. The note was satisfied through a combination of monies owed by the Company to the former Chairman of the Board and a cash payment made by the affiliate to the Company. Effective July 31, 2001, the interest rate on the note was changed to the prime rate in effect from time to time. For the years ended June 30, 2004, 2003, and 2002, the amount of interest income accrued related to this note was approximately $9,163, and $206, respectively.

        On Feb 8, 2001, the former President gave to the Company his Promissory Note in the amount of $34 as evidence of the loan by the Company to the former President. On April 12, 2002, the Promissory Note was amended and the Company agreed to increase the loan to $100. The loan bore interest at 8%, and was due on April 25, 2003. The interest rate was lowered effective July 1, 2002 to the rate at which the Company borrows money. The repayment obligation under the Promissory Note, including accrued interest has been satisfied through a set-off from the bonus paid to the former President in July 2003 as part of his annual compensation.

        In connection with a potential bonus, to be earned pursuant to an employment agreement dated September 30, 2002, between the former president of the Company’s mail order operations and the Company, the Company loaned him $250 as an advance against the potential bonus. The loan is evidenced by a promissory note executed by the former Mail Order President in favor of the Company. The loan bore an interest rate of 9% and was due and payable on September 30, 2003 in the event the bonus was not earned. A bonus has been paid and the loan repaid as of January 2004.

        The Company has accrued approximately $12 of interest income from affiliates arising from the three loans described above during the year ended June 30, 2004.

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

        General and administrative expenses related to transactions with affiliates included in the consolidated statement of income are:

Year ended June 30,	2004	2003	2002
Software maintenance and
related services and supplies (a)	$ 0	$ 0	$ 496

Management and consulting fees (b)	35	84	303

Administrative, accounting
services and supplies (c)	260	236	548

Rent and utilities (d)	634	542	542

	$929	$ 862	$1,889

    (a)        A company affiliated by common ownership historically provided a significant portion of the Company’s software maintenance, certain other software services, computer hardware under operating leases and maintained certain computer hardware.

    (b)        The Company incurred fees to certain other affiliated companies for various management and consulting services.

    (c)        A company affiliated by common ownership provides the Company with various administrative, legal and accounting services.

    (d)        See Note 11 for information regarding leases with related parties.

        Notes receivable — stockholders represented a loan to a stockholder to purchase the Company’s stock. This note bore interest at 8.5% and had a repayment date of July 1, 2002. The note was paid in full in January 2002.

        For the years ended June 30, 2004, 2003 and 2002, the Company paid the annual premium of approximately $60 on behalf of the Company’s former Chairman of the Board for a life insurance policy. The aggregate amount of premiums paid, $330 to date, for such policy will be repaid to the Company upon the payment of the policy’s benefits to the beneficiary.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following:

June 30,	2004	2003
Claims payable	$102,259	$ 76,195
Rebates payable to sponsors	33,451	24,082
Trade payables and accrued expenses	8,179	3,127
Other payables	3,683	3,271
	$147,572	$106,675

7.     CAPITAL DEBT

        On January 29, 2002, the Company and certain of its subsidiaries entered into a $40,000 secured revolving credit facility (the “Facility”) with HFG Healthco-4 LLC, a specialty finance company. In connection with the Facility, the Company and certain of its subsidiaries have agreed to transfer, on an on-going basis, their accounts receivable to Funding. Funding utilizes those receivables as collateral to secure borrowings under the Facility. The Facility has a three year term, provides for borrowings of up to $40,000 at the London InterBank Offered Rate (LIBOR) plus 2.40% (3.76% at June 30, 2004) and is secured by receivables and other assets of the Company and certain of its subsidiaries as defined. Borrowings of $28,700 under the Facility were used to finance part of the purchase price of the Centrus Acquisition (see Note 3 - Business Acquisitions) and will also be used by the Company and certain of its subsidiaries for working capital purposes and future acquisitions in support of its business plan. The outstanding balance as of June 30, 2004 was approximately $53, which was all classified as short-term debt. The Facility requires the Company to remain in compliance with certain financial and other covenants. The financial maintenance covenants include: 1) consolidated net worth (total assets less total liabilities), 2) consolidated tangible net worth (consolidated net worth less intangible assets), 3) quarterly EBITDA, 4) accounts receivable turnover (revenue divided by accounts receivable), 5) debt to consolidated net worth, 6) current assets to current liabilities, 7) consolidated interest coverage ratio (EBITDA less capital expenditures divided by interest expense, 8) annual capital expenditures, and 9) debt service coverage (EBITDA divided by interest expense plus short-term debt excluding borrowings under the Facility). Other covenants under the Facility restrict the Company’s ability to pay dividends, incur senior debt, and sell assets other than in the ordinary course. The Company was in compliance with all covenants at June 30, 2004.

        On January 22, 2002 the Company completed a convertible note offering (the “Note Offering”) in the aggregate principal amount of $11,600, which was subordinated to the Facility. Pursuant to the Note Offering, subscribers received a promissory note (each a “Note”) paying interest quarterly on the unpaid principal balance at the rate of 12% per annum. The subscribers, including two who are directors of the Company, were all accredited investors. The Notes had a term of one year, unless otherwise extended pursuant to the terms of the Note. The Notes were convertible at any time at the election of the holders into shares of the common stock, par value $.001 per share (the “Common Stock”) of the Company (“Conversion Shares”) at a conversion price of $12.00 per share, the fair value of the Common Stock on January 22, 2002. The Note holders were granted certain registration rights. Proceeds from the Note Offering were used to finance part of the purchase price of the Centrus Acquisition. The Notes were repaid in full on June 26, 2002.

8.     CAPITAL LEASE OBLIGATIONS

        The following is a schedule, by year, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at June 30, 2004:

Payments for the year ending June 30, 2005	$349
Total minimum lease payments	$349
Less amount representing interest	9
Present value of net minimum lease payments	$340
Less current portion	327
Long-term lease obligations	$ 13

   9.      MAJOR CUSTOMERS AND PHARMACIES

        For the year ended June 30, 2004, approximately 30% and 10% of revenue was from two plan sponsors, MVP Health Plan, Inc. and Boston Medical Center Health Net, administering multiple plans. For the year ended June 30, 2003, approximately 28% of revenue was from one plan sponsor. For the year ended June 30, 2002, approximately 15% and 10% of revenue was from two plan sponsors. Amounts due from the respective sponsors at June 30, 2004 and 2003 approximated $12,301 and $7,049, respectively. One of the Company’s former major sponsors terminated its contract as of June 30, 2002 and another one terminated its contract as of December 31, 2002.

        For the year ended June 30, 2004, approximately 21% and 12%, respectively, of the cost of claims were from two pharmacy chains. For the year ended June 30, 2003, approximately 21% and 11% respectively, of the cost of claims were from two pharmacy chains. For the year ended June 30, 2002, approximately 22% of the cost of claims was from one pharmacy chain. Amounts payable to the two pharmacy chains at June 30, 2004 and 2003 was approximately $18,478 and $23,189, respectively.

   10.    TAXES ON INCOME

        Provisions for federal and state income taxes consist of the following:

Year ended June 30,	2004	2003	2002

Current:
Federal	$ 2,806	$ 3,953	$ 2,149
State	905	1,085	738

	3,711	5,038	2,887

Deferred:
Federal	1,496	(356)	23
State	317	(80)	(10)

	1,813	(436)	13

Total provision	$ 5,524	$ 4,602	$ 2,900

Differences between the federal statutory rate and the Company's effective tax rate are as follows:
Year ended June 30,	2004	2003	2002

Statutory rate	34.0%	35.0%	34.0%
State taxes – net of federal taxes	6.8	6.7	5.1
Permanent differences	—	0.1	0.3
Other	0.2	—	—

	41.0%	41.8%	39.4%

Deferred income tax assets (current and noncurrent) resulting from temporary differences are as follows:
June 30,	2004	2003

Accounts receivable allowances	$952	$836
Vacation expense accrual	196	138
Management/stockholder bonus accrual	912	973
Deferred revenue/gains	492	118
Other	159	—

	2,711	2,065

        Deferred income tax liabilities of $4,704 and $2,245 at June 30, 2004 and 2003, respectively, resulted from temporary differences between depreciation and amortization of property and equipment and goodwill.

   11.      COMMITMENTS AND CONTINGENCIES

        The Company occupied approximately 26,500 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 up until April 30, 2004 (the “Leased Premises”). The Company subleases the Leased Premises from BFS Realty, LLC, an affiliate of the Company’s former Chairman and current director (the “Affiliate”). The Affiliate leases the Leased Premises from the Nassau County Industrial Development Agency (“NCIDA”) pursuant to a lease that was entered into by NCIDA and the Affiliate in July 1994, which expires in March 2005. The Affiliate has the right to purchase the Leased Premises upon expiration of that lease for the purchase price of one dollar. The Affiliate subleases a portion of the Leased Premises to the Company (the “Lease”). As of November 1, 2001, the Company and the Affiliate amended the Lease. The Lease provided that, effective August 1, 2001, the rent payable by the Company would be an aggregate annual rent of $308. While formerly the Company made estimated monthly real estate tax, utilities and maintenance-expense payments to the Affiliate, the Lease provided that the Company would pay its pro-rata share of such expenses directly, to the entities to whom payment must be made. The annual rent would increase by 5% per year during the term of the Lease.

        Additional space was built in the Leased Premises which allowed the Company to reconfigure its existing space and to move all of its employees in Port Washington into contiguous space. The Company and the Affiliate amended the Lease for the space on October 23, 2003 and April 26, 2004. Effective on the occupancy date of the new space, as of May 1, 2004, the Affiliate leased additional square footage in the Leased Premises to the Company. The total space leased by the Company is currently 37,108 square feet. The Lease provides that, effective May 1, 2004, the rent payable by the Company shall be an aggregate annual rent of $580 over a ten year term, plus expenses related to real estate taxes, utilities and maintenance which are paid directly to the entities to whom payment must be made. Annual rent increases will be based upon the Consumer Price Index plus 2.5% subject to a maximum annual cap of 3.5%. The Lease expires ten years from the occupancy date of May 1, 2004. In addition, the Company has early termination rights which it may exercise by delivery of a notice to the Affiliate 60 days prior to the end of the April 30, 2009 lease year. In consideration of such early termination rights, the Company would pay to the Affiliate the rent that would otherwise be payable by the Company to the Affiliate for the succeeding 30 months and subject to adjustments if the Affiliate is able to lease the Leased Premises to another party during said 30 month period. Leasehold improvements made to this space during the years ended June 30, 2004 and 2003 were approximately $1,906 and $1, respectively.

        Pursuant to a lease dated August 10, 1998 and expiring on August 31, 2005, Health Card occupies approximately 1,500 square feet at 63 Manorhaven Boulevard, Port Washington, New York, which is used currently for office storage space. The landlord for these premises is 61 Manorhaven Boulevard, LLC, of which the Company’s former Chairman and current director is the sole member. The current rent is $2 per month. The annual rent increases by 5% per year. Additional rent, in the form of certain expenses, is also payable.

        In addition, Health Card rents a two family house in Port Washington, New York (near the Company’s offices) from P.W. Capital, LLC, (a company affiliated with Health Card’s former Chairman and current director of the Board) which is used for out-of-town employees. Health Card evaluated the cost of hotels for these individuals and determined it was more cost efficient to rent the house at an annual rent of $66. For the same reasons, Health Card rents two houses from Living In Style, LLC, an entity owned by three of Health Card’s executive officers. Pursuant to leases dated May 1, 2002 and expiring April 30, 2007, Health Card paid an aggregate of $133 in rent for these two facilities during the fiscal year ended June 30, 2004. The annual rent for each of the facilities increases by 5% per year.

        Additionally, the Company leases office and/or warehouse space through its subsidiaries in Little Rock, Arkansas; Tulsa, Oklahoma; Portland, Maine; Miramar, Florida; Latham, New York and Dallas, Texas. The aggregate annual rental payments for leased space in Little Rock are approximately $194; for leased space in Tulsa, approximately $24; for Miramar, approximately $142; for Portland, approximately $120; for Latham, approximately $383; and for Dallas, approximately $168 through January 31, 2005. The Company intends to move its current office space in Dallas to a less costly space in Dallas and has delivered a notice of termination to the landlord of the Dallas space, effective January 31, 2005.

        Real estate rental expense, including utilities, for the years ended June 30, 2004 2003, and 2002, was approximately $2,147, $1,792, and $1,169, respectively. Of these amounts, approximately $634, $542, and $542, respectively, were charged by affiliates under operating leases.

        The Company has entered into various other operating leases with unrelated third parties for office equipment. These leases have different payment terms and expiration dates.

        Future minimum payments under the noncancelable operating leases for real estate and office equipment with related and other parties at June 30, 2004 are as follows:

Year ending June 30,
2005	$5,615
2006	5,097
2007	4,531
2008	1,792
2009	1,728
Thereafter	4,413
23,176

        In addition to the operating leases above, the Company has entered into two sale leaseback operating leases of certain fixed assets (principally computer hardware and externally developed software), one of which is with an affiliate of the Company’s Vice Chairman. The minimum future operating lease payments at June 30, 2004 are as follows:

Year ending June 30,
2005	$288
2006	140
2007	70

$498

        An action was commenced against the Company on April 30, 2002 by Midwest Health Plan Inc. (“MHP”) in the United States District Court for the Eastern District of Michigan. The amended complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the “Agreement”), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached its fiduciary duties by making a profit. MHP is seeking $3,000 in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2,800 based on Midwest’s failure to pay under a contract. In late June 2002, Midwest agreed to make two payments in the amount of $1,340 and $1,360 to partially settle the Company’s claims against Midwest. Midwest has now added a fiduciary duty claim. The Company continues to have counterclaims totaling over $200 against Midwest for Midwest’s failure to pay the amounts it agreed to pay Health Card for goods and services. The Company agrued its motion for partial summary judgment and motion to dismiss the fiduciary duty claim in February 2004 and is currently awaiting the court’s decision on such motions. The Company intends to vigorously defend the action. The Company is unable to provide an estimate of any particular loss, if any, which may be associated with the MHP claims.

        The Company has entered into employment agreements with its Chief Executive Officer and President, Chief Marketing Officer, Chief Financial Officer, Treasurer, President of PBM Services, and Chief Information Officer. In addition, the Company has entered into a consulting agreement with its current Chairman of the Board. The agreements provide for (i) participation in the bonus pool for senior executives, (ii) eligibility for stock option grants under the Company’s then current stock option plan, and (iii) certain termination benefits which, depending upon the reason for termination, can equal up to one year of salary for all of these senior executives.

        The Company provided a promissory note in the amount of $1,860 to The Inteq Group related to the acquisition of Inteq (see Note 3 — “Business Acquisitions”). The note accrues interest at 4% per annum and is due and payable October 31, 2005.

12.     STOCK OPTIONS AND WARRANTS

        During the years ended June 30, 2004, 2003, and 2002, the Company granted stock options under the 1999 Stock Option Plan (the “Plan”). During 2002 and 2004, the Company amended the Plan and increased the number of shares issuable in connection with options granted under the Plan. The total number of shares of common stock reserved by the Company for issuance under the Plan is 4,850,000 plus an indeterminable number of shares of common stock issuable upon the exercise of “reload options.” There are no options outstanding that contain the “reload” provision. Stock options outstanding have a life of 5 to 10 years, as defined in Section 422 of the Internal Revenue Code. Incentive options may not be granted for a price less than 100% of the fair market value of the common stock as of the date of the grant or 110% in the case of an individual who owns more than 10% of the combined voting power of all classes of stock of the Company. All options to date have been issued with an option exercise price at or above the fair market value of those options on the date of grant.

        The following tables summarize information about stock option activity for the years ended June 30, 2002, 2003, and 2004:

	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding options at June 30, 2001	1,243,284	$3.87
Canceled	(222,775)	8.46
Granted	1,015,760	10.36
Exercised	(175,243)	4.49

Outstanding options at June 30, 2002	1,861,026	6.77
Canceled	(73,634)	6.99
Granted	402,498	8.46
Exercised	(221,000)	2.20

Outstanding options at June 30, 2003	1,968,890	7.61
Canceled	(112,834)	9.94
Granted	766,104	18.53
Exercised	(1,092,693)	6.43

Outstanding options at June 30, 2004	1,529,467	$13.76

         The following table summarizes information about stock options outstanding at June 30, 2004:

	Outstanding			Exercisable

Option Price Range	Number of Shares	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Shares	Weighted- average Exercise Price

$ 1.67 to $ 2.51	11,000	1.64 years	$1.67	11,000	$1.67
$ 2.52 to $ 3.78	2,665	2.09 years	$3.50	1,365	$3.50
$ 3.79 to $ 5.69	66,650	1.68 years	$4.59	50,650	$4.77
$ 5.70 to $ 8.55	115,327	1.27 years	$7.68	74,275	$7.41
$ 8.56 to $12.84	925,828	5.66 years	$10.53	674,175	$10.06
$12.85 to $19.28	151,443	6.79 years	$13.83	862	$14.50
$19.29 to $28.94	49,093	4.68 years	$25.45	—	—
$28.95 to $36.66	207,461	6.14 years	$32.43	30,000	$36.10

$ 1.67 to $36.66	1,529,467	3.74 years	$13.76	842,327	$10.92

        In July 1999, the Company granted the underwriters of the Public Offering 200,000 warrants for nominal consideration. The warrants entitle the holders thereof to purchase 200,000 shares of common stock from the Company at $9.00 per share and are exercisable for four years commencing on July 29, 2000. Of such warrants, 80,000 were subsequently purchased from the underwriters by the Company’s Chairman of the Board and are exercisable for four years commencing on July 29, 2000. Subsequent to June 30, 2004, all warrants have been exercised.

13.     2000 RESTRICTED STOCK GRANT PLAN

On October 16, 2000, the board of directors approved the adoption of the Company's 2000 Restricted Stock Grant Plan (the "Stock Grant Plan"). The Stock Grant Plan was subsequently adopted by the stockholders at the Company's annual meeting on November 20, 2000. The Stock Grant Plan provides for the issuance of shares that are subject to both standard restrictions on the sale or transfer of such shares (e.g., the standard seven-year vesting schedule set forth in the Stock Grant Plan) and/or restrictions that the board may impose, such as restrictions relating to length of service, corporate performance or other restrictions. As of June 30, 2004, no grants had been made under the Stock Grant Plan. There are 700,000 shares of common stock reserved for issuance in connection with grants made under the Stock Grant Plan.

14.     SUPPLEMENTAL CASH FLOW

        Supplemental cash flow information is as follows:

Year ended June 30,	2004	2003	2002
Cash paid:
Interest	$733	$1,194	$1,110
Income taxes	1,631	4,039	2,277
Noncash investing and financing activities:
Issuance of common stock in connection with the
acquisition of PAI	--	250	250
Beneficial conversion feature	80,000	--	--
Compensation charge related to acceleration of stock options
and stock options issued in lieu of a bonus transaction	963	--	--

  15.     EMPLOYEE BENEFIT PLAN

        The Company maintains a 401-K plan that covers substantially all Company employees. Participants may elect to contribute to the plan a minimum of 1% to a maximum of 18% of their annual compensation, not to exceed a dollar limit set by law. Monthly, the Company will determine a discretionary matching contribution equal to a percentage of each participant’s contribution. Contributions made by the Company for the years ended June 30, 2004, 2003, and 2002 were approximately $283, $228 and $79, respectively.

   16.    EARNINGS PER SHARE

        A reconciliation of shares used in calculating basic and diluted earnings per share follows:

Year ended June 30,	2004	2003	2002

Basic	6,621,633	7,590,425	7,212,536
Effect of assumed exercise
of employee stock options	--	445,973	661,999
Effect of assumed exercise of warrants	--	--	--
Contingently issuable shares
(see Note 3)	--	--	34,519

Diluted	6,621,633	8,036,398	7,909,054

        Outstanding options and warrants to purchase shares of common stock which were antidilutive were not included in the computation of diluted earnings per share (see Note 12- Stock Options and Warrants). These options were as follows:

Year ended June 30,	2004	2003	2002
Number of options and warrants	1,610,595	922,787	435,700
Weighted-average exercise price	$ 13.52	$ 10.47	$ 12.23

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
($ in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expense(a)	Write-Offs	Other Changes		Balance at End of Year
Reserves and allowances
deducted from asset
accounts:
Allowance for doubtful accounts
Year ended June 30, 2002	$1,847	$546	$(145)	$--		$2,248
Year ended June 30, 2003	2,248	164	(279)	(119	)(b)	2,014
Year ended June 30, 2004	2,014	692	(631)	237	(c)	2,312

(a)     Charged to bad debts
(b)      Collection of acquisition opening balance applied against goodwill
(c)      Opening reserve balance of acquisition