Form 10-Q
period 2004-09-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2004-11-15
CIK 813562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quartery period ended September 30, 2004

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

        indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 4,419,325 shares outstanding as of November 8, 2004.

INDEX

PAGE

Forward Looking Statements	3

PART I – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	29
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	29
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29
ITEM 5.	OTHER INFORMATION	30
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	30

Forward Looking Statements

        When used herein, the words “may,” “could,” “estimate,” “believe,” “anticipate,” “think,” “intend,” “expect” and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and other factors, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. For a discussion of such risks and uncertainties, including risks relating to pricing, competition in the bidding and proposal process, our ability to consummate contract negotiations with prospective clients, dependence on key members of management, government regulation, acquisitions and affiliations, the market for pharmacy benefit management (“PBM”) services, and other factors, readers are urged to carefully review and consider various disclosures made by National Medical Health Card Systems, Inc. (“Health Card” or the “Company”) which attempt to advise interested parties of the factors which affect Health Card’s business, including, without limitation, the disclosures made under the caption “Description of Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K, for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 28, 2004.

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
($ in thousands)
	September 30,	June 30,
	2004	2004
	(unaudited)
Assets
Current:
Cash and cash equivalents (including cash equivalent investments of $2,191
and $1,191, respectively	$3,619	$3,388
Restricted cash	1,600	1,695
Accounts receivable, less allowance for doubtful accounts of $2,468
and $2,312, respectively	73,812	73,162
Rebates receivable	31,765	34,764
Inventory	4,874	3,252
Due from affiliates	18	18
Deferred tax asset	2,711	2,711
Other current assets	2,458	2,093

Total current assets	120,857	121,083
Property, equipment and software development costs, net	10,216	10,597
Intangible assets, net of accumulated amortization of $2,467 and $2,106, respectively	3,542	3,788
Goodwill	88,143	86,964
Other assets	2,386	3,717

Total Assets	$225,144	$226,149

Liabilities, Redeemable Preferred Equity, and Common Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued expenses	$142,695	$147,572
Revolving credit facility and loans payable-current	50	53
Current portion of capital lease obligations	209	327
Income taxes payable	2,608	837
Other current liabilities	1,299	--

Total current liabilities	146,861	148,789
Capital lease obligations, less current portion	--	13
Long term loans payable and other liabilities	3,060	3,877
Deferred tax liability	4,724	4,704

Total liabilities	154,645	157,383

Commitments and Contingencies
Redeemable Preferred Equity
Redeemable convertible preferred stock $.10 par value; 15,000,000 shares
authorized, 6,956,522 issued and outstanding	75,509	75,389
Common Stockholders' Deficit:
Common Stock, $.001 par value, 35,000,000 shares authorized, 9,055,513
and 8,969,694 shares issued, 4,415,613 and 4,329,794 outstanding, respectively	9	9
Additional paid-in-capital	105,368	104,890
Retained deficit	(58,508)	(59,643)
Treasury stock at cost, 4,639,900 shares	(51,879)	(51,879)

Total common stockholders' deficit	(5,010)	(6,623)

Total Liabilities, Redeemable Preferred Equity, and Common Stockholders' Deficit	$225,144	$226,149

See accompanying condensed notes to consolidated financial statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2004	2003
Revenue (includes co-payments collected of $2,277
and $36, respectively; and excludes co-payments retained by the
pharmacies of $53,921 and $47,696, respectively)	$184,842	$150,830
Cost of claims (excludes co-payments retained by the
pharmacies of $53,921 and $47,696, respectively)	165,165	137,314

Gross Profit	19,677	13,516
Selling, general and administrative expenses	15,079	10,550

Operating income	4,598	2,966
Other income (expense):
Interest expense	(139)	(245)
Interest income	10	31
Other income, net	50	38

	(79)	(176)

Income before provision for income taxes	4,519	2,790
Provision for income taxes	1,853	1,144

Net income	2,666	1,646

Preferred stock cash dividend	1,412	--
Accretion of transaction expenses	119	--

Net income available to common stockholders	$1,135	$1,646

Earnings per common share:
Basic	$0.26	$0.22

Diluted *	$0.22	$0.19

Weighted average number of common shares outstanding:
Basic	4,400	7,641

Diluted *	12,102	8,473

See accompanying condensed notes to consolidated financial statements

*	For the three months ended September 30, 2004, the number of weighted average diluted shares was calculated using the “as if converted” method.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,666	$1,646
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,572	1,381
Amortization of deferred gain	(50)	(38)
Provision for doubtful accounts	156	230
Compensation expense accrued to officer/stockholder	--	37
Deferred income taxes	20	--
Changes in assets and liabilities, net of effect from acquisitions:
Restricted cash	95	109
Accounts receivable	(806)	(7,555)
Rebates receivable	2,999	3,138
Inventory	(1,622)	(777)
Other current assets	(365)	(111)
Due to/from affiliates	--	214
Other assets	374	(2)
Accounts payable and accrued expenses	(4,382)	7,991
Income taxes payable and other current liabilities	3,070	394
Other long term liabilities	(817)	958

Net cash provided by operating activities	2,910	7,615

Cash flows from investing activities:
Capital expenditures	(945)	(2,022)
Repayment of loan from affiliate	--	2,660
Repayment of loan from officer	--	107
Acquisition of Integrail	--	(13)
Acquisition of PPP, net of cash acquired	(358)	(3,639)

Net cash used in investing activities	(1,303)	(2,907)

Cash flows from financing activities:
Proceeds from exercise of stock options	120	123
Proceeds from revolving credit facility	266,349	183,500
Repayment of revolving credit facility	(266,352)	(188,594)
Payment of preferred stock dividends	(1,412)	--
Deferred financing costs	--	49
Repayment of debt and capital lease obligations	(81)	(127)

Net cash used in financing activities	(1,376)	(5,049)

Net increase (decrease) in cash and cash equivalents	231	(341)
Cash and cash equivalents at beginning of period	3,388	5,222

Cash and cash equivalents at end of period	$3,619	$4,881

See accompanying condensed notes to consolidated financial statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All $ in thousands, except share and per share amounts)
(Unaudited)

1.     BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc. (the “Company” or “Health Card”) and its wholly owned subsidiaries, Pharmacy Associates, Inc. (“PAI”), Interchange PMP, Inc. (“PMP”), Centrus Corporation (“Centrus”), National Medical Health Card IPA, Inc. (“IPA”), Specialty Pharmacy Care, Inc. (“Specialty”), Integrail, Inc. (“Integrail”), NMHCRX Mail Order, Inc. (“Mail Order”), NMHCRX Contracts, Inc. (“Contracts”), Portland Professional Pharmacy and Portland Professional Pharmacy Associates (collectively, “PPP” or “Ascend”) (See Note 4), Inteq Corp. and Inteq TX Corp. (collectively “Inteq”) (See Note 4) and PBM Technology Inc. (“PBM Tech”). Also included on a consolidated basis are the accounts of NMHC Funding, LLC (“Funding”), a limited liability company of which the Company and its subsidiaries are the owners of all of the membership interests. Unless the context otherwise requires, references herein to the “Company” or “Health Card” refer to the Company and its subsidiaries, on a consolidated basis. All material inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of the Company’s management, the September 30, 2004 and 2003 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company’s management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended June 30, 2004. The results of operations for the three month period ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.

For information concerning the Company’s significant accounting policies, reference is made to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 (the “Annual Report”).

2.     STOCK-BASED COMPENSATION

Pro forma information regarding net income applicable to common stockholders is required by SFAS 123, “Accounting for Stock-Based Compensation,” which also requires that the information be determined as if the Company has accounted for its stock options under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value for these options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants in the three months ended September 30, 2004 and 2003: no dividend yield, weighted-average expected life of the option of between four and five years, risk-free interest rate of 3.4% and between 2.93% and 3.36% respectively and a volatility of 75%, and 76.5%, respectively, for all grants. The weighted-average value of options granted is $15.21 and $7.24 for the three months ended September 30, 2004 and 2003, respectively.

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

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three Months Ended September 30,
	2004	2003
Reported net income available to
common stockholders	$1,135	$1,646
Stock compensation expense included in net
income available to common
stockholders	--	--
Pro forma compensation expense	(454)	(442)
Pro forma net income available to
common stockholders	$681	$1,204
Pro forma earnings per share:
Basic	$0.15	$0.16
Diluted	$0.13	$0.14

3.     NEW MOUNTAIN TRANSACTION

The Company entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the “purchase agreement”). Pursuant to the purchase agreement, the Company agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of series A 7% convertible preferred stock (the “series A preferred stock”) at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80,000. On March 19, 2004, the Company completed the sale of the series A preferred stock to New Mountain Partners and used approximately $49,000 of the proceeds of the sale of the series A preferred stock to purchase, pursuant to a tender offer, 4,448,900 shares of the Company’s outstanding common stock at $11.00 per share (collectively, the “New Mountain Transaction”). Prior to the closing of the New Mountain Transaction, Bert E. Brodsky, the former chairman of the board of directors, and certain stockholders related to him, held (assuming the exercise of 330,000 options and warrants held by Mr. Brodsky, which occurred in April 2004), in the aggregate, approximately 59% of the Company’s outstanding common stock and had agreed to tender 4,448,900 shares, or approximately 54% of the Company’s outstanding common stock, held by them, into the tender offer. No other stockholders tendered shares in the offer.

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

The Company used the remaining proceeds from the issuance and sale of the series A preferred stock of approximately $24,000, excluding expenses related to the closing of the New Mountain Transaction, for the Inteq Acquisition described in Note 4 – Business Acquisitions and for working capital purposes.

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

Upon the closing of the New Mountain Transaction, the Company recorded a non-recurring, non-cash charge to net income available to holders of the Company’s common stock for a beneficial conversion feature related to the series A preferred stock, which is convertible into the Company’s common stock at $11.50 per share. Such non-cash charge reflects the difference between the fair market value of the Company’s common stock on the date of the closing of the New Mountain Transaction and the effective conversion price of $11.29 (after deducting the closing payment of $1,450 payable to New Mountain Partners) multiplied by 6,956,522, the number of shares of the Company’s common stock into which the series A preferred stock held by New Mountain Partners is convertible. The maximum amount of the beneficial conversion feature was limited to $80,000, which is the purchase price of the series A preferred stock.

4.     BUSINESS ACQUISITIONS

On April 1, 2004, the Company entered into an Asset Purchase Agreement with Inteq PBM, LP, a Texas limited partnership (the “Purchaser”), The INTEQ-RX Group, LLP and certain other owners named therein (together with The INTEQ-RX Group, LLP, the “The Inteq Group”), pursuant to which the Company agreed to acquire certain assets of the The Inteq Group relating to their pharmacy benefit management business (the “Inteq Acquisition”). The aggregate purchase price of the Inteq Acquisition was $31,500 in cash. In addition, the Company has agreed to pay The Inteq Group, as additional purchase price, up to $4,200 over a period of one year if the acquired PBM business achieves certain financial performance targets during the one-year period following the closing. Funds for the Inteq Acquisition were supplied from proceeds from the New Mountain Transaction (See Note 3 – New Mountain Transaction) and from the Company’s revolving credit facility (See Note 5). In connection with the Inteq Acquisition, several members of Inteq’s management will remain with the Company as consultants during the transition period. The Inteq business complements the Company’s business while strengthening the Company’s presence in the Texas marketplace.

The purchase price for the acquired assets of The Inteq Group was $31,500 of which $29,640 was paid in cash at closing and $1,860 was paid in the form of a promissory note. In addition, there were $572 of acquisition related expenses incurred by the Company. Of the $29,640, $24,900 was paid to The Inteq Group, and $4,740 was deposited into escrow to secure The Inteq Group’s obligations under the purchase agreement. In addition, another $3,000, out of the $4,200 potential to be paid to The Inteq Group, was placed in escrow to secure the Company’s obligations to pay The Inteq Group additional purchase price if certain targets are achieved during the first year, and such escrowed amount is included in other assets in the consolidated balance sheet. The promissory note plus accrued interest at four percent (4%) per annum is due and payable in full on October 1, 2005. At the time of the acquisition, The Inteq Group had approximately $14,200 of assets which included $4,134 of cash, $7,938 of accounts receivable, $2,041 of rebates receivable, $47 of other assets, and $40 of property and equipment. They also had approximately $11,151 of liabilities which included $11,138 of claims and accounts payable and $13 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of Inteq’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $29,023, which consists of the following components: customer relationships valued at $1,800, which is being amortized over ten (10) years and goodwill of $27,223, which will not be amortized for book purposes per SFAS 142. In addition, the $3,000 placed in escrow will be released quarterly if earned and will be recorded as additional goodwill. To date, $957 out of a total potential of $4,200, of additional consideration has been earned, which was released from escrow on October 5, 2004. For tax purposes, the Company will amortize the goodwill and other intangibles over fifteen years.

On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy (“PPRX”), Portland Professional Pharmacy Associates (“PRXA”, and together with PPRX, “PPP” or “Ascend”) and the individual shareholders (the “PPP Shareholders”) to purchase all of the shares of PPP for $3,150 (the “PPP Acquisition”). PPP provides specialty-pharmacy services in a broad range of areas, including women’s health, pediatric care, men’s health and transplant. Funds for the PPP Acquisition were supplied by the Company’s revolving credit facility that was put in place in January 2002 (see below). The Company intends to position PPP as a preferred provider with PPP’s target markets while focusing on the extension of their specialty services to the Company’s PBM division.

The purchase price for the stock of PPP was $3,150. At the time of acquisition, PPP had approximately $1,664 of assets which included $177 of cash, $889 of accounts receivable, $539 of inventory and $59 of property and equipment. PPP also had approximately $1,423 of liabilities which included $609 of bank debt, which was paid off at closing, and $814 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of PPP’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $2,986, which consists of the following components: (i) customer relationships valued at $295, which is being amortized over seven (7) years; (ii) employment and non-compete agreements valued at $100 each, which are being amortized over four (4) years; (iii) the Portland Professional Pharmacy trade name valued at $100 which is being amortized over four (4) years; and (iv) goodwill of $2,391, which will not be amortized for book purposes per SFAS 142. For tax purposes, the Company has made an election which will allow it to amortize the goodwill and other intangibles over fifteen years. In addition, the Company agreed to pay to the PPP Shareholders up to $7,000 over a three-year period if the PPP business achieved certain financial targets. To date, $889 has been earned and accrued, of which $358 has been paid in cash and $358 has been settled by the issuance of 12,650 shares of common stock, and the remaining $173 will be paid in September 2005.

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

Half of the $1,400 purchase price was paid at the closing directly to the Sellers, and half was deposited into escrow (the “Escrowed Amount”) as security for the performance of certain indemnification obligations of the Sellers. The Company acquired approximately $500 of HSL’s assets which included $158 of property and equipment, $225 of software, $76 of prepaid expenses, and $41 of accounts receivable. The Company also agreed to assume approximately $500 of liabilities related to Integrail which included $166 of debt under capital leases, $75 of miscellaneous payables, and $259 due to HSL for prior equipment and services provided to Integrail by HSL. The acquisition was accounted for under the purchase method of accounting and the results of Integrail’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $1,719, which consists of the following components: (i) software and company know how valued at $797, which is being amortized over three (3) years; and (ii) goodwill of $922, which will not be amortized for book purposes per SFAS 142. For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. Funds for this transaction were supplied by the Company’s revolving credit facility (see Note 5). With the achievement of certain operational milestones for the first 12 months specified in the Agreement, the entire Escrowed Amount was released to the Sellers in November 2003.

The Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated as of January 29, 2002, with HSL, HSL Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Sub”), and the security holders of HSL named therein, pursuant to which the Company agreed to acquire certain assets of HSL relating to the pharmacy benefit management business (PBM) conducted by HSL under the name “Centrus” (the “Centrus Acquisition”). The aggregate purchase price of the Centrus Acquisition was $40,000 in cash. The Company acquired approximately $1,400 of HSL’s assets which included $900 of property and equipment and $500 of software. The Company also agreed to assume approximately $1,400 of HSL’s liabilities relating to the Centrus business which included $1,100 of rebates due to sponsors, $100 of capital leases, and $200 of miscellaneous payables. The Centrus Acquisition was accounted for under the purchase method of accounting and the results of Centrus’ operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $40,672, which consists of the following components: (i) customer relationships valued at $2,415, which is being amortized over five (5) years; (ii) an employment agreement valued at $83, which was amortized over two (2) years: (iii) non-compete contracts valued at $76, which is being amortized over four (4) years; and (iv) goodwill of $38,098 which will not be amortized for book purposes per SFAS 142. For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. In addition, the Company has agreed to pay HSL as additional purchase price up to $4,000 over a period of three (3) years if the acquired Centrus business achieves certain financial performance targets during the two-year period following the Closing. The financial performance targets were achieved during the first two years and $4,000 has been earned. Of this amount, $1,000 was paid in May 2003, $2,000 was paid in May 2004, and another $1,000 is payable in May 2005.

The summarized unaudited pro forma results of operations set forth below for the three months ended September 30, 2004 and 2003 assumes the Inteq and PPP Acquisitions had occurred as of the beginning of these periods.

	Three Months Ended September 30,
	2004	2003
Revenue	$184,842	$167,691
Net income available to common stockholders	$1,135	$1,953
Earnings per common share:
Basic	$0.26	$0.26
Diluted	$0.22	$0.23
Pro forma weighted-average number of
common shares outstanding:
Basic	4,400	7,641
Diluted	12,102	8,473

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

The change in the carrying amount of goodwill for the three months ended September 30, 2004 is as follows:

Balance as of June 30, 2004	$86,964
Inteq additional consideration earned	957
PPP additional consideration earned	222

Balance as of September 30, 2004	$88,143

Approximately $80,271 of the Company’s September 30, 2004 goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

Acquired intangible assets subject to amortization consisted of the following:

	September 30, 2004			June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Asset Class

Customer relationships	$4,931	$1,855	$4,816	$1,564
Non-compete agreements	220	117	220	105
Employment agreements	186	115	186	109
Trade name	100	15	100	10
Company know how	572	365	572	318

	$6,009	$2,467	$5,894	$2,106

5. DEBT

On January 29, 2002, the Company and certain of its subsidiaries entered into a $40,000 secured revolving credit facility (the “revolving credit facility”) with HFG Healthco-4 LLC, a specialty finance company. In connection with the revolving credit facility, the Company and certain of its subsidiaries have agreed to transfer, on an on-going basis, their accounts receivable to Funding. Funding utilizes those receivables as collateral to secure borrowings under the revolving credit facility. The revolving credit facility has a three year term, provides for borrowings of up to $40,000 at the London InterBank Offered Rate (LIBOR) plus 2.40% (4.24% at September 30, 2004) and is secured by receivables and other assets of the Company and certain of its subsidiaries as defined. Borrowings of $28,700 under the revolving credit facility were used to finance part of the purchase price of the Centrus Acquisition (See Note 4) and will also be used by the Company and certain of its subsidiaries for working capital purposes and future acquisitions in support of its business plan. The outstanding balance as of September 30, 2004 was approximately $50, which was all classified as short-term debt. The revolving credit facility requires the Company to remain in compliance with certain financial and other covenants. The financial maintenance covenants include: 1) consolidated net worth (total assets less total liabilities), 2) consolidated tangible net worth (consolidated net worth less intangible assets), 3) quarterly EBITDA, 4) accounts receivable turnover (revenue divided by accounts receivable), 5) debt to consolidated net worth, 6) current assets to current liabilities, 7) consolidated interest coverage ratio (EBITDA less capital expenditures divided by interest expense, 8) annual capital expenditures, and 9) debt service coverage (EBITDA divided by interest expense plus short-term debt excluding borrowings under the revolving credit facility). Other covenants under the revolving credit facility restrict the Company’s ability to pay dividends, incur senior debt, and sell assets other than in the ordinary course. The Company was in compliance with all covenants at September 30, 2004.

6.     STOCK OPTIONS

During the three months ended September 30, 2004, the Company granted 201,071 stock options and 13,048 stock options were cancelled for a net of 188,023 stock options under the 1999 Stock Option Plan, as amended (the “Plan”). The options granted during this period are exercisable at prices ranging from $23.93 to $29.06 and terminate five to ten years from the grant date. The total number of shares of common stock reserved by the Company for issuance under the Plan is 4,850,000 plus an indeterminable number of shares of common stock issuable pursuant to the anti-dilution provisions of the Plan or upon the exercise of “reload options.” There are no options outstanding that contain the “reload” provision. There are 1,705,203 shares issuable pursuant to options granted under the Plan as of September 30, 2004.

7.     EARNINGS PER SHARE

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended
	September 30,
	2004	2003
Basic	4,399,668	7,640,894
Effect of assumed exercise of employee stock options	745,631	787,002
Effect of assumed exercise of warrants	--	44,961
Effect of assumed conversion of redeemable convertible preferred stock		6,956,522	--

Diluted weighted average number of shares outstanding	12,101,821	8,472,857

Basic net income per common share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. For the three months ended September 30, 2004, diluted net income per share is computed by dividing the net income by the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options, warrants and redeemable preferred stock as if converted) outstanding during the period. For the three months ended September 30, 2003, the diluted net income per share is computed by dividing the net income available to common stockholders by the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options and warrants) outstanding during the period.

8.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2004	June 30, 2004
Claims payable	$96,782	$102,259
Rebates payable to sponsors	34,697	33,451
Trade and Other payables and accrued expenses	11,216	11,862
	$142,695	$147,572

9.     RELATED PARTY TRANSACTIONS

The Company receives certain general, administrative and other services from an affiliate. The financial statements include allocations of these corporate expenses from affiliates, which management believes were made on a reasonable basis. General and administrative expenses related to transactions with affiliates included in the statement of income were $298 for the three months ended September 30, 2004 and $244 for the three months ended September 30, 2003.

The Company occupied approximately 26,500 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 until April 30, 2004 (the “Leased Premises”). The Company subleases the Leased Premises from BFS Realty, LLC, an affiliate of the Company’s former Chairman and current director (the “Affiliate”). The Affiliate leases the Leased Premises from the Nassau County Industrial Development Agency (“NCIDA”) pursuant to a lease that was entered into by NCIDA and the Affiliate in July 1994, which expires in March 2005. The Affiliate has the right to purchase the Leased Premises upon expiration of that lease for the purchase price of one dollar. The Affiliate subleases a portion of the Leased Premises to the Company (the “Lease”). As of November 1, 2001, the Company and the Affiliate amended the Lease. The Lease provided that, effective August 1, 2001, the rent payable by the Company would be an aggregate annual rent of $308. While formerly the Company made estimated monthly real estate tax, utilities and maintenance-expense payments to the Affiliate, the Lease provided that the Company would pay its pro-rata share of such expenses directly, to the entities to whom payment must be made. The annual rent would increase by 5% per year during the term of the Lease.

Additional space was built in the Leased Premises which allowed the Company to reconfigure its existing space and to move all of its employees in Port Washington into contiguous space. The Company and the Affiliate amended the Lease for the space on October 23, 2003 and April 26, 2004. Effective on the occupancy date of the new space, as of May 1, 2004, the Affiliate leased additional square footage in the Leased Premises to the Company. The total space leased by the Company is currently 37,108 square feet. The Lease provides that, effective May 1, 2004, the rent payable by the Company shall be an aggregate annual rent of $580 over a ten year term, plus expenses related to real estate taxes, utilities and maintenance which are paid directly to the entities to whom payment must be made. Annual rent increases will be based upon the Consumer Price Index plus 2.5% subject to a maximum annual cap of 3.5%. The Lease expires ten years from the occupancy date of May 1, 2004. In addition, the Company has early termination rights which it may exercise by delivery of a notice to the Affiliate 60 days prior to the end of the April 30, 2009 lease year. In consideration of such early termination rights, the Company would pay to the Affiliate the rent that would otherwise be payable by the Company to the Affiliate for the succeeding 30 months and subject to adjustments if the Affiliate is able to lease the Leased Premises to another party during said 30 month period. Leasehold improvements made to this space during the three months ended September 30, 2004 were approximately $32.

10.     MAJOR CUSTOMERS AND PHARMACIES

For the three months ended September 30, 2004, approximately 20% of the consolidated revenue of the Company was from one plan sponsor, MVP Health Plan, Inc., administering multiple plans. For the three months ended September 30, 2003, approximately 41% of the consolidated revenue of the Company was from two plan sponsors administering multiple plans. Amounts due from the sponsor as of September 30, 2004 approximated $8.8 million.

For the three months ended September 30, 2004 no pharmacy chains exceeded 10% of cost of claims. For the three months ended September 30, 2003, approximately 11% of the cost of claims was from one pharmacy chain.

11.     SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2004 and September 30, 2003, the Company paid $135 and $245 in interest and $119 and $958 in income taxes, respectively.

12. LITIGATION

An action was commenced against the Company on April 30, 2002 by Midwest Health Plan Inc. (“MHP”) in the United States District Court for the Eastern District of Michigan. The amended complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the “Agreement”), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached its fiduciary duties by making a profit. MHP is seeking $3 million dollars in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2.8 million based on MHP’s failure to pay under a contract. On July 5, 2002, MHP agreed to make two payments in the amount of $1.34 million and $1.36 million to partially settle the Company’s claims against MHP. MHP has now added a fiduciary duty claim. The Company continues to have counterclaims totaling over $200,000 against MHP for MHP’s failure to pay the amounts it had agreed to pay the Company for goods and services. The Company argued its motion for partial summary judgment and motion to dismiss the fiduciary duty claim in February 2004, and is currently awaiting the court’s decision on such motions. The Company intends to continue to vigorously defend the action. The Company is unable to provide an estimate of any particular loss, if any, which may be associated with the MHP claims.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION
AND RESULTS OF OPERATIONS

OPERATING INCOME
($ in thousands)
Three months ended September 30,
	2004	Increase/ (Decrease)	2003

Revenue	$184,842	22.5%	$150,830
Cost of Claims	165,165	20.3%	137,314

Gross profit	19,677	45.6%	13,516
Selling, general, and
administrative expense	15,079	42.9%	10,550

Operating Income	$4,598	55.0%	$2,966

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue increased $34.0 million, or approximately 23%, from $150.8 million for the three months ended September 30, 2003, to $184.8 million for the three months ended September 30, 2004. Revenue recognized for contracts recorded on a gross revenue basis was $150.2 million for the three months ended September 30, 2003 and $184.0 million for the three months ended September 30, 2004. Revenue recognized for contracts recorded on a net revenue basis was $0.6 million for the three months ended September 30, 2003 and $0.8 million for the three months ended September 30, 2004. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. Health Card includes in revenue only those co-payments collected in its mail order facility in Miramar, Florida. For the three months ended September 30, 2004, there was approximately $2.3 million of co-payments included in revenue versus $36,000 for the three months ended September 30, 2003. Co-payments retained by pharmacies on prescriptions filled for Health Card’s members and not included in Health Card’s revenue were $53.9 million and $47.7 million, for the three months ended September 30, 2004 and 2003, respectively.

Of the $34.0 million increase in revenue in the three months ended September 30, 2004, $16.7 million was attributable to the inclusion of revenue generated by Inteq which was included in the revenue for the quarter ended September 30, 2004, but not in the quarter ended September 30, 2003. In addition, $1.8 million of the increase was attributable to the PPP Acquisition, which took place on July 31, 2003 and therefore was only included in the revenue for two months in the quarter ended September 30, 2003. Co-payments received from the Mail Order operations accounted for $2.2 million of the increase. Another approximately $13.6 million of the increase was due to revenue related to new sponsors or new services offered during the quarter ended September 30, 2004 excluding contracts recorded on a net revenue basis. An additional increase of approximately $19.2 million was attributable to other existing sponsors related to, among other things, higher costs for pharmaceuticals, availability of new drugs, plan participant growth and an increase in the average number of claims per plan participant, as well as changes in other miscellaneous revenue items. These revenue increases were offset by revenue decreases related to the termination of existing customer contracts leading to a reduction in revenue of approximately $19.5 million.

Cost of claims increased $27.9 million, or approximately 20%, from $137.3 million for the three months ended September 30, 2003 to $165.2 million for the three months ended September 30, 2004. Inteq accounted for $14.6 million and PPP accounted for another $1.4 million of the increase. Increases in cost of claims totaling approximately $30.3 million related to the activity of new sponsors as well as the growth in existing sponsors were partially offset by the loss of sponsors which reduced cost of claims by approximately $18.4 million. As a percentage of revenue, cost of claims decreased from 91.0% to 89.4% for the three months ended September 30, 2003 and September 30, 2004, respectively. The contracts the Company recognized on a net revenue basis decreased the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis. The acquisition of PPP in July 2003 also had an impact in reducing the Company’s overall cost of claims as a percent of revenue as specialty pharmacy distribution typically generates lower cost of claims than a PBM. In addition, the receipt of an additional $2.2 million in co-payments for the Mail Order operations resulted in a lower cost of claims as a percent of revenue, since no additional cost of claims are incurred due to these operations.

Gross profit increased from $13.5 million for the three months ended September 30, 2003 to $19.7 million for the three months ended September 30, 2004; a $6.2 million, or 45.6%, increase. In addition to increases in gross profit related to the increases in revenue, Inteq added $2.1 million to gross profit, and the gross profit from the expanding mail order and specialty operations increased by approximately $2.3 million. Net rebates retained by the Company added another approximately $1.8 million to gross profit. Gross profit, as a percentage of revenue, increased from 9.0% to 10.6% for the three months ended September 30, 2003 and September 30, 2004, respectively. The contracts the Company recognizes on a net revenue basis have the effect of improving the Company’s gross margin as a percentage of revenue due to the fact that recorded revenue and cost is lower since only the administrative fees related to these contracts are recorded. Competitive pressures which have led to a decline in some prices that the Company charges to its sponsors have had the effect of partially offsetting the increases in gross margin described above.

Selling, general, and administrative expenses increased $4.5 million, or approximately 43%, from $10.6 million for the three months ended September 30, 2003 to $15.1 million for the three months ended September 30, 2004. Approximately $3.0 million, or 67%, of this increase in selling, general, and administrative expenses is related to the new acquisitions and expanding mail order operations. The major components of the $3.0 million increase in expenses related to new services was: 1) salaries and benefits – approximately $1.2 million, 2) postage and supplies – approximately $0.3 million, 3) equipment rental – approximately $0.6 million, 4) depreciation and amortization – approximately $0.3 million, and 5) broker commissions – approximately $0.6 million.

General and administrative expenses charged by affiliates increased approximately $54,000, or 22%, year-over-year from approximately $244,000 to approximately $298,000 for the three months ended September 30, 2003 and September 30, 2004, respectively. The increase is the result of higher rent costs due to the expanded space in the Company’s Port Washington, NY offices.

Selling, general, and administrative expenses as a percent of revenue increased from 7.0% for the three months ended September 30, 2003 to 8.2% for the three months ended September 30, 2004.

For the three months ended September 30, 2003, the Company recognized other expense, net, of approximately $176,000. For the three months ended September 30, 2004, the Company recognized other expense, net, of approximately $79,000. The components of the approximately $97,000 decrease in other expense were a $106,000 decrease in interest expense incurred on the Company’s revolving credit facility (See Note 5 to the Financial Statements comprising Item 1 of Part 1 of this Form 10-Q) and a $12,000 increase in other income from the sale of assets, offset by a $21,000 decrease in interest income. The decrease in interest expense is primarily due to the Company’s increased cash generated from operations which reduced the average outstanding loan balance by 64%.

Income before the provision for income taxes increased approximately $1.7 million, or 62%, from approximately $2.8 million, for the quarter ended September 30, 2003, to approximately $4.5 million for the quarter ended September 30, 2004. The primary factors leading to this increase in income before income taxes were the gross profit increase described above and the reduction in interest expense offset by the increase in selling, general and administrative expenses related to the new activities.

The effective tax rate was approximately 41% for both periods presented. The tax rate of 41% represents the Company’s current estimated tax rate for the full fiscal year.

Net income for the quarter ended September 30, 2004 was approximately $2.7 million as compared to approximately $1.6 million for the quarter ended September 30, 2003; a 62% increase. The increase in net income is attributable to the same factors causing the increase in income before income taxes.

In addition, there were two charges against income available to common shareholders related to the New Mountain Transaction (See Note 3 of Part 1, Item 1). The first of these charges relates to preferred stock cash dividends, which amounted to approximately $1.4 million. The preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80 million), which decreases to 3.5% after the fifth anniversary of issuance. The dividend of approximately $1.4 million represents the amount accrued and paid for the three months ended September 30, 2004. The second charge is for the accretion of transaction expenses which were approximately $119,000 for the three months ended September 30, 2004. Certain transaction costs related to the New Mountain preferred stock investment of approximately $4.7 million were deducted from net proceeds and the carrying value of the preferred stock. These transaction costs are accreted to the preferred stock carrying value over the ten-year life of the preferred stock investment.

After deducting these two charges from net income there remained a net income available to common stockholders of approximately $1.1 million for the three months ended September 30, 2004, as compared to approximately $1.6 million for the three months ended September 30, 2003.

Liquidity and Capital Resources

The Company’s primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. Effective July 2003, the Company requires cash to carry inventory in its mail order and specialty pharmacy facilities. Also, the Company requires cash to execute its strategy of pursuing acquisitions of other PBM companies or of companies providing related services. As of September 30, 2004, the Company had a working capital deficit of $26.0 million as compared to a working capital deficit of $27.7 million as of June 30, 2004. The primary reason for the improvement in working capital was the profit generated by the Company during the three months ended September 30, 2004. The Company has now acquired six companies since July 2000 utilizing primarily cash. This has had the effect of increasing the Company’s working capital deficits until sufficient profitability is earned to offset these deficits.

Net cash provided by operating activities was $2.9 million for the three months ended September 30, 2004, compared to $7.6 million for the three months ended September 30, 2003. The main factor contributing to this $4.7 million decrease in cash provided by operations was the $4.4 million decrease in accounts payables and accrued expenses during the three months ended September 30, 2004.

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

Net cash used in investing activities was $1.3 million for the three months ended September 30, 2004, as compared to $2.9 million for the three months ended September 30, 2003. This decrease of $1.6 million in net cash used in investing activities was the result of a decrease in capital expenditures of $1.1 million along with a reduction in the cash paid for the PPP Acquisition of $3.3 million, offset by the receipt of $2.7 million in the three months ended September 30, 2003 relating to officer and affiliate loans. The cash payments of $358,000 during the three months ended September 30, 2004 for the PPP Acquisition are for additional payments due under the earn-out provision (See Note 4 of Part 1, Item 1). The Company has accrued $173,000 through September 30, 2004 as additional purchase price related to the earn-out provision, which will be paid in September 2005.

During the three months ended September 30, 2004, the Company used $1.4 million for financing activities compared to $5.0 million in the three months ended September 30, 2003. This decrease of $3.7 million is the result of $5.1 of net repayments under the revolving credit facility in the three months ended September 30, 2003 offset by $1.4 million of dividends paid on redeemable convertible preferred stock during the three months ended September 30, 2004. During the quarter ended September 30, 2004, borrowings and repayments were approximately even under the revolving credit facility.

On January 29, 2002, the Company entered into a $40 million revolving credit facility, details of which are set forth in Note 5 to the financial statements in Part 1. The revolving credit facility contains various covenants that, among other things, require the Company to maintain certain financial ratios. As of September 30, 2004 approximately $50,000 was outstanding under the revolving credit facility, and the Company was in compliance with its financial covenants.

Three of these financial covenants are based upon the EBITDA (earnings before interest, taxes, depreciation and amortization) generated by the Company over specified periods of time. These covenants, EBITDA for the current fiscal quarter, interest coverage ratio, and debt service coverage for the previous twelve months, are evaluated by the lender as a measure of the Company’s liquidity and its ability to meet all of its obligations under the revolving credit facility. EBITDA is presented as cash flow from operations plus or minus the net changes in assets and liabilities and the changes in certain non-cash reconciling items from net cash from operations to net income over the reported periods. While EBITDA is not a measure of financial performance or liquidity under generally accepted accounting principles, it is provided as information for investors for analytical purposes in light of the financial covenants referred to above. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with accounting principles generally accepted in the United States. EBITDA, which increased by approximately $1.8 million or 42%, from $4.4 million for the three months ended September 30, 2003 to $6.2 million for the three months ended September 30, 2004, is calculated as follows (see Consolidated Statement of Cash Flows comprising Item 1 hereof for more details):

	Three Months Ended September 30,
	2004	2003
Cash flow from operations	$2,910	$7,615
Provision for income taxes	1,853	1,144
Interest expense, net	129	214
Net change in assets and
liabilities	1,454	(4,359)
Non-cash items to reconcile
net cash from operations to
net income	(126)	(229)

EBITDA	$6,220	$4,385

The Company has entered into various capital lease transactions for hardware and software. The Company has also assumed various capital leases through its acquisitions. The principal balance of all capital leases as of September 30, 2004 was approximately $209,000.

The Company has entered into various real estate operating leases with both related and unrelated parties. The Company has entered into various operating leases and a sale-leaseback with unrelated third parties for office equipment. These leases have different payment terms and expiration dates. The Company also entered into a sale-leaseback operating lease of certain fixed assets (principally computer hardware and externally developed software) with an affiliate of the Company’s former Chairman and current Director. See Note 11 to the Consolidated Financial Statements comprising Item 8 of Form 10–K for the year ended June 30, 2004 for a further description of these various leases.

The total future payments under these contractual obligations as of September 30, 2004, are as follows:

Contractual Obligations		Payments Due by Period
		($ in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long Term Debt	$50	$50	$--	$--	$--
Capital Lease Obligations	209	209	--	--	--
Operating Leases	22,483	6,142	8,700	3,487	4,154
Sale-leasebacks	352	177	140	35	--

Total Contractual Cash
Obligations	$23,094	$6,578	$8,840	$3,522	$4,154

The shareholders of the Inteq Group are eligible to receive additional compensation of up to $4.2 million, if certain financial targets are met over the first year. Of this potential amount, $3 million was deposited in escrow at the time of closing. As of September 30, 2004, $957,000 has been earned and was released from escrow on October 5, 2004.

The shareholders of PPP are eligible to receive additional consideration of up to $7 million, if certain financial targets are met over the first three years. Such amounts earned are payable within 45 days after the first, second, and third anniversary of the date of acquisition. In the sole discretion of the Company, up to 50% of any amounts earned can be paid in the Company’s stock in lieu of cash. For the year ended July 31, 2004, $716,010 has been earned and was paid on September 15, 2004. Of this amount, $358,005 was paid in cash and $358,005 was satisfied by the issuance of 12,650 shares of common stock. For the period of August 1, 2004 through September 30, 2004, an additional $173,000 has been earned and accrued as additional purchase price that will be paid in September 2005.

The shareholders of Centrus were eligible to receive additional consideration of up to $4 million, payable over three years, if certain financial targets were met over the first two years after acquisition. The financial performance targets were achieved and $4 million has been earned. Of this amount, $1 million was paid in May 2003, $2 million was paid in May 2004, and another $1 million will be paid in May 2005.

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

The Company used the remaining proceeds from the issuance and sale of the series A preferred stock of approximately $24 million, excluding expenses related to the closing of the New Mountain Transaction, for the Inteq Acquisition (See Note 4 of Part 1, Item 1) and working capital purposes.

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

The Company anticipates that current cash positions, after its six acquisitions together with anticipated cash flow from operations, will be sufficient to satisfy the Company’s contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of the Company’s stated goals to acquire other pharmacy benefit management companies and companies providing related services. Depending on the Company’s evaluation of future acquisitions, additional cash may be required to complete these acquisitions. In addition, the Company will require cash to acquire inventory for its mail order and specialty distribution operations. In the event that the Company’s plans change or its assumptions prove to be inaccurate, or the proceeds from the revolving credit facility and the New Mountain Transaction prove to be insufficient to fund operations and acquisitions, the Company could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all.

Other Matters

Inflation

Management does not believe that inflation has had a material adverse impact on Health Card’s net income.

Critical Accounting Policies and Estimates

General

Health Card’s discussion and analysis of its financial condition and results of operations are based upon Health Card’s unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Health Card to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses; these estimates and judgments also affect related disclosures of contingent assets and liabilities. On an on-going basis, Health Card evaluates its estimates and judgments, including those related to revenue recognition, bad debt, intangible assets, income taxes, and financing operations. Health Card bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that of its significant accounting policies (See Note 1 to the Consolidated Financial Statements comprising Item 8 of Form 10-K for the year ended June 30, 2004), the following may involve a higher degree of judgment and complexity than others:

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of management, chiefly the Company’s principal executive officer and the Company’s principal financial officer, Health Card evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the Company’s principal executive officer and the Company’s principal financial officer have concluded that these controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls including those controls over financial reporting in this period, or in other factors that could significantly affect these controls, subsequent to the date of the evaluation.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The legal proceeding described below should be read in conjunction with the legal proceeding disclosure in the following earlier reports: Part I, Item 3 and Note 11 to the consolidated financial statements of Health Card’s Annual Report on From 10-K for the year ended June 30, 2004.

An action was commenced against the Company on April 30, 2002 by Midwest Health Plan Inc. (“MHP”) in the United States District Court for the Eastern District of Michigan. The amended complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the “Agreement”), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached its fiduciary duties by making a profit. MHP is seeking $3 million dollars in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2.8 million based on MHP’s failure to pay under a contract. On July 5, 2002, MHP agreed to make two payments in the amount of $1.34 million and $1.36 million to partially settle the Company’s claims against MHP. MHP has now added a fiduciary duty claim. The Company continues to have counterclaims totaling over $200,000 against MHP for MHP’s failure to pay the amounts it had agreed to pay the Company for goods and services. The Company argued its motion for partial summary judgment and motion to dismiss the fiduciary duty claim in February 2004, and is currently awaiting the court’s decision on such motions. The Company intends to continue to vigorously defend the action. The Company is unable to provide an estimate of any particular loss, if any, which may be associated with the MHP claims.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, AND USE OF PROCEEDS

For information concerning the Company’s 1999 Stock Option Plan, as amended, and the options currently issued and outstanding thereunder, see Note 6 to the Financial Statements comprising Item 1 of Part I of this Form 10-Q.

In addition, the Company agreed to pay to the PPP Shareholders up to $7 million over a three-year period if the PPP business achieved certain financial targets (See Note 4 of Part 1, Item 1). To date, $889,000 has been earned and accrued, of which $358,000 has been paid in cash and $358,000 has been settled by the issuance of 12,650 shares of common stock on September 15, 2004. The remaining $173,000 will be paid in September 2005.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit

2.1	Stock Purchase Agreement dated July 31, 2003, among Health Card and Portland Professional Pharmacy, Portland Professional Pharmacy Associates and the individuals listed on Schedule I thereto (3)
2.2	Amended and Restated Stock Purchase Agreement dated November 26, 2003 by and between Health Card and New Mountain Partners, L.P. (8)
2.3	Asset Purchase Agreement among Health Card, Inteq PBM, LP, Inteq-RX Group, LLP, and the individuals named therein dated April 1, 2004 (6)
3.1	Certificate of Incorporation of Health Card (2)
3.2	Certificate of Amendment to the Certificate of Incorporporation of Health Card (7)
3.3	Amended and Restated By Laws of Health Card
3.4	Amended and Restated Audit Committee Charter (7)
4.1	Form of Warrant Agreement, including for of Representatives' Warrants (1)
4.2	Certificate of Designation, Preferences and Rights of Series A 7% Convertible Preferred Stock of Health Card (7)
10.1	Amendment No. 3 dated October 30, 2003 to Receivables Purchase and Transfer Agreement by and among the Company and certain of its subsidiaries and NMHC Funding, LLC (5)
10.2	Stock Option Agreement between Health Card and James Bigl dated July 22, 2003 (3)
10.3	Stock Option Agreement between Health Card and Agnes Hall dated August 1, 2003 (3)
10.4	Stock Option Agreement between Health Card and David Gershen dated August 1, 2003 (3)
10.5	Stock Option Agreement between Health Card and Tery Baskin dated August 1, 2003 (3)
10.6	Stock Option Agreement between Health Card and Patric McLaughlin dated August 1, 2003 (3)
10.7	Sixth Amendment to Employment Agreement, dated October 30, 2003, by and between Health Card and James J. Bigl (5)
10.8	Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development Corporation and NMHCRX Mail Order, Inc. (3)
10.9	AmerisouseBergen Prime Vendor Agreement, dated July 21, 2003 between NMHCRx Mail Order, Inc. and AmerisourseBergen Drug Corporation (3)
10.10	Release, dated October 30, 2003, by Sandata Technologies, Inc. and Sandsport, Inc. (5)
10.11	Amendment to Lease Agreement, dated as of October 23, 2003 by and among BFS Realty, LLC and Health Card (5)
10.12	Amendment to Lease Agreement (30 Sea Cliff), dated as of October 30, 2003, between Living in Style LLC and Health Card (5)
10.13	Amendment to Lease Agreement (32 Sea Cliff), dated as of October 30, 2003, between Living in Style LLC and Health Card (5)
10.14	Second Amendment to Employment Agreement, dated October 30, 2003, by and between Health Card and Bert E. Brodsky (5)
10.15	Amended and Restated Employment Agreement dated June 14, 2004 between Health Card and James J. Bigl (9)
10.16	Form of Stock Agreement between Health Card and Non-Employee Directors dated May 4, 2004 for a grant of 15,000 shares of common stock (9)
10.17	Form of Stock Agreement between Health Card and Non-Employee Directors dated May 4, 2004 for a grant of 20,000 shares of common stock (9)
10.18	Employment Agreement between Health Card and James Smith dated August 31, 2004
10.19	Employment Agreement between Health Card and Bill Masters dated October 4, 2004
10.20	Stock Option Agreement between Health Card and James Smith dated August 31, 2004
10.21	Stock Option Agreement between Health Card and Bill Masters dated October 4, 2004
14	Amended and Restated Code of Ethics (10)
21	List of Subsidiaries
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act

(1)	Denotes document filed as an Exhibit to Health Card's Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.

(2)	Denotes document filed as an Exhibit to Health Card's Definitive Proxy Statement on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.

(3)	Denotes document filed as an Exhibit to Health Card's Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by reference.

(4)	Denotes document filed as an Exhibit to Health Card's Form 8-K filed on November 13, 2003 and incorporated herein by reference.

(5)	Denotes document filed as an Exhibit to Health Card's Report on Form 10-K/A Amendment Number 2 for the year ended June 30, 2003 and incorporated herein by reference.

(6)	Denotes document filed as an Exhibit to Health Card's Form 8-K filed on April 14, 2004 and incorporated herein by reference.

(7)	Denotes document filed as an Exhibit to Health Card's Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(8)	Denotes document filed as an exhibit to Health Card's Definitive Proxy Statement on Schedule 14-A filed on February 19, 2004 and incorporated herein by reference.

(9)	Denotes document filed as an exhibit to Health Card's Form 10-K for the fiscal year ended June 30, 2004 and incorporated herein by reference.

(10)	Denotes document filed as an exhibit to Health Card's Definitive Proxy Statement on Schedule 14-A filed on October 28, 2004 and incorporated herein by reference.

(b) Reports on Form 8-K

        The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2004:

(i)	A Form 8-K was filed on September 2, 2004 reporting the hiring of a new CEO and President.

(ii)	A Form 8-K was filed on September 14, 2004 reporting the results of the Company’s fiscal fourth quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. (Registrant) By: /s/ James F. Smith —————————————— James F. Smith President and Chief Executive Officer Date: November 15, 2004

By: /s/ Stuart F. Fleischer —————————————— Stuart F. Fleischer Chief Financial Officer Date: November 15, 2004