Form 10-Q
period 2004-12-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2005-02-14
CIK 813562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 4,573,330 shares outstanding as of February 8, 2005.

INDEX

PAGE

Forward Looking Statements	3

PART I – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	33
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	33
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33
ITEM 5.	OTHER INFORMATION	34
ITEM 6.	EXHIBITS	34

2

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

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

($ in Thousands)

	December 31, 2004	June 30, 2004
	(Unaudited)

Assets
Current:
Cash and cash equivalents (including cash equivalent investments of $2,376	$3,990	$3,388
and $1,191, respectively)
Restricted cash	1,645	1,695
Accounts receivable, less allowance for doubtful accounts of $2,680	84,150	73,162
and $2,312, respectively
Rebates receivable	40,452	34,764
Inventory	6,961	3,252
Due from affiliates	27	18
Deferred tax asset	2,468	2,711
Other current assets	3,622	2,093

Total current assets	143,315	121,083
Property, equipment and software development costs, net	9,702	10,597
Intangible assets, net of accumulated amortization of $2,732 and $2,106, respectively	3,292	3,788
Goodwill	88,521	86,964
Other assets	295	3,717

Total Assets	$245,125	$226,149

Liabilities, Redeemable Preferred Equity, and Common Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued expenses	$151,472	$147,572
Revolving credit facility and loans payable-current	7,701	53
Current portion of capital lease obligations	--	327
Income taxes payable	4,199	837
Other current liabilities	1,614	--

Total current liabilities	164,986	148,789
Capital lease obligations, less current portion	--	13
Long term loans payable and other liabilities	954	3,877
Deferred tax liability	5,363	4,704

Total liabilities	171,303	157,383

Commitments and Contingencies
Redeemable Preferred Equity:
Redeemable convertible preferred stock $.10 par value; 15,000,000 shares authorized,
6,956,522 issued and outstanding	75,628	75,389
Common Stockholders' Deficit:
Common Stock, $.001 par value, 35,000,000 shares authorized, 9,145,539 and	9	9
8,969,694 shares issued, 4,505,639 and 4,329,794 outstanding, respectively
Additional paid-in-capital	106,302	104,890
Retained deficit	(56,238)	(59,643)
Treasury stock at cost, 4,639,900 shares	(51,879)	(51,879)

Total common stockholders' deficit	(1,806)	(6,623)
Total Liabilities, Redeemable Preferred Equity, and Common Stockholders'
Deficit	$245,125	$226,149

See accompanying condensed notes to consolidated financial statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Revenue (includes co-payments collected of $4,173, $125,
$6,450 and $161, respectively, and excludes co-payments
retained by the pharmacies of $74,770, $52,144, $128,691
and $99,840, respectively)	$200,550	$163,896	$385,392	$314,725
Cost of claims (excludes co-payments retained by the
pharmacies of $74,770, $52,144, $128,691 and
$99,840, respectively)	178,618	148,219	343,783	285,533

Gross Profit	21,932	15,677	41,609	29,192
Selling, general and administrative expenses	17,001	11,821	32,080	22,369

Operating income	4,931	3,856	9,529	6,823
Other income (expense):
Interest expense	(228)	(160)	(367)	(405)
Interest income	28	31	38	62
Other income, net	1,711	42	1,761	81

	1,511	(87)	1,432	(262)
Income before provision for income taxes	6,442	3,769	10,961	6,561
Provision for income taxes	2,641	1,551	4,494	2,696

Net income	$3,801	$2,218	$6,467	$3,865

Preferred stock cash dividend	1,411	--	2,823	--
Accretion of transaction expenses	120	--	239	--

Net income available to common stockholders	$2,270	$2,218	$3,405	$3,865

Earnings per common share:
Basic	$0.51	$0.29	$0.77	$0.50

Diluted *	$0.32	$0.25	$0.54	$0.45

Weighted average number of common shares outstanding:
Basic	4,424	7,764	4,412	7,703

Diluted *	12,046	8,888	12,074	8,681

* For the three and six months ended December 31, 2004, the number of weighted average diluted shares was calculated using the "as if converted" method for the redeemable preferred stock.

CONSOLIDATED STATEMENT OF CASH FLOWS

($ in thousands)
(Unaudited)

	Six months ended
	December 31,
	2004	2003

Cash flows from operating activities:
Net income	$6,467	$3,865
Adjustments to reconcile net income to net cash
(used in)/provided by operating activiities:
Depreciation and amortization	3,101	2,722
Amortization of deferred gain	(76)	(212)
Net gain on disposal of capital assets	-	269
Provision for doubtful accounts	374	352
Compensation expense accrued to officer/stockholder	-	37
Deferred income taxes	902	--
Changes in assets and liabilities, net of effect from acquisitions:
Restricted cash	50	295
Accounts receivable	(11,362)	(13,168)
Rebates receivable	(5,688)	4,076
Inventory	(3,709)	(1,275)
Other current assets	(1,529)	(267)
Due to/from affiliates	(9)	(32)
Other assets	2,398	(79)
Accounts payable and accrued expenses	4,091	12,716
Income taxes payable and other current liabilities	4,976	1,401
Other long term liabilities	(1,063)	1,398

Net cash (used in)/provided by operating activities	(1,077)	12,098

Cash flows from investing activities:
Capital expenditures	(1,712)	(3,928)
Acquisition of PPP	(358)	(3,646)
Acquisition of Integrail	--	(16)
Acquisition of Inteq	(9)
Repayment of loan from affiliate	--	2,660
Repayment of loan from officer	--	107

Net cash used in investing activities	(2,079)	(4,823)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,054	1,571
Proceeds from revolving credit facility	560,458	400,838
Repayment of revolving credit facility	(554,686)	(407,726)
Payment of preferred stock dividends	(2,823)	--
Deferred financing costs	95	95
Repayment of debt and capital lease obligations	(340)	(256)

Net cash provided by/(used in) financing activities	3,758	(5,478)

Net increase in cash and cash equivalents	602	1,797
Cash and cash equivalents at beginning of period	3,388	5,222

Cash and cash equivalents at end of period	$3,990	$7,019

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

1.     BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc. (the “Company” or “Health Card”) and its wholly owned subsidiaries, Pharmacy Associates, Inc. (“PAI”), Interchange PMP, Inc. (“PMP”), Centrus Corporation (“Centrus”), National Medical Health Card IPA, Inc. (“IPA”), Specialty Pharmacy Care, Inc. (“Specialty”), Integrail, Inc. (“Integrail”), NMHCRX Mail Order, Inc. (“Mail Order”), NMHCRX Contracts, Inc. (“Contracts”), Portland Professional Pharmacy and Portland Professional Pharmacy Associates (collectively, “PPP” or “Ascend”), Inteq Corp. and Inteq TX Corp. (collectively “Inteq”) and PBM Technology Inc. (“PBM Tech”) (See Note 4). Also included on a consolidated basis are the accounts of NMHC Funding, LLC (“Funding”), a limited liability company of which the Company and its subsidiaries are the owners of all of the membership interests. Unless the context otherwise requires, references herein to the “Company” or “Health Card” refer to the Company and its subsidiaries, on a consolidated basis. All material inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and substantially in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of the Company’s management, the December 31, 2004 and 2003 unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company’s management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended June 30, 2004. The results of operations for the six month period ended December 31, 2004 are not necessarily indicative of the operating results to be expected for the full year.

For information concerning the Company’s significant accounting policies, reference is made to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 (the “Annual Report”).

2.     STOCK-BASED COMPENSATION

Pro forma information regarding net income applicable to common stockholders is required by SFAS 123, “Accounting for Stock-Based Compensation,” which also requires that the information be determined as if the Company has accounted for its stock options under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value for these options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants in the six months ended December 31, 2004 and 2003: no dividend yield, weighted-average expected life of the option of between three and six years, risk-free interest rate of between 3.40% and 4.46% and between 2.93% and 3.36% respectively and a volatility of between 74.7% and 75%, and 76.5%, respectively, for all grants. The weighted-average value of options granted is $14.72 and $8.03 for the six months ended December 31, 2004 and 2003, respectively.

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

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                          Three Months Ended December 31,
                                                   --------------------------------------------
                                                            2004                    2003
                                                    -------------------------- ----------------
Reported net income available to
  common stockholders                               $      2,270            $       2,218
Stock compensation expense included in net
  income available to common
  stockholders                                                 -                        -
Pro forma compensation expense                              (495)                    (499)
Pro forma net income available to
  common stockholders                                $     1,775            $       1,719
Pro forma earnings per share:
 Basic                                              $       0.40            $        0.22
 Diluted                                            $       0.27            $        0.19

                                                      Six Months Ended December 31,
                                                   ---------------------------------------
                                                        2004                   2003
                                                   ---------------------- ----------------
Reported net income available to
  common stockholders                           $      3,405            $       3,865
Stock compensation expense included in net
  income available to common
  stockholders                                             -                        -
Pro forma compensation expense                          (953)                    (985)
Pro forma net income available to
  common stockholders                           $      2,452            $       2,880
Pro forma earnings per share:
  Basic                                         $       0.56             $       0.37
  Diluted                                       $       0.46             $       0.33

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.  The Company expects to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is currently evaluating these two methods to determine which method will be adopted and its effect on the financial statements.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25‘s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)‘s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be determined at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in this Note to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  The Company cannot estimate what those amounts will be in the future, because they depend on, among other things, when employees exercise stock options.

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

The preferred stock provides for an initial annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary of issuance. The preferred stock is convertible into common stock at a price of $11.50 per share of common stock, or an aggregate of approximately 7,000,000 shares of the Company’s common stock.

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

4.     BUSINESS ACQUISITIONS

On April 1, 2004, the Company entered into an Asset Purchase Agreement with Inteq PBM, LP, a Texas limited partnership (the “Purchaser”), The INTEQ-RX Group, LLP and certain other owners named therein (together with The INTEQ-RX Group, LLP, the “The Inteq Group”), pursuant to which the Company agreed to acquire certain assets of the The Inteq Group relating to their pharmacy benefit management business (the “Inteq Acquisition”). The aggregate purchase price of the Inteq Acquisition was $31,500 in cash. In addition, the Company has agreed to pay The Inteq Group, as additional purchase price, up to $4,200 over a period of one year if the acquired PBM business achieves certain financial performance targets during the one-year period following the closing. Funds for the Inteq Acquisition were supplied from proceeds from the New Mountain Transaction (See Note 3 – New Mountain Transaction) and from the Company’s revolving credit facility (See Note 5). In connection with the Inteq Acquisition, several members of Inteq’s management have remained with the Company as consultants during the transition period. The Inteq business complements the Company’s business while strengthening the Company’s presence in the Texas marketplace.

The purchase price for the acquired assets of The Inteq Group was $31,500 of which $29,640 was paid in cash at closing and $1,860 was paid in the form of a promissory note. In addition, there were $572 of acquisition related expenses incurred by the Company. Of the $29,640, $24,900 was paid to The Inteq Group, and $4,740 was deposited into escrow to secure The Inteq Group’s obligations under the purchase agreement. In addition, another $3,000, out of the $4,200 potential to be paid to The Inteq Group, was placed in escrow to secure the Company’s obligations to pay The Inteq Group additional purchase price if certain targets are achieved during the first year, and such escrowed amount is included in other assets in the consolidated balance sheet. The promissory note plus accrued interest at four percent (4%) per annum is due and payable in full on October 1, 2005. At the time of the acquisition, The Inteq Group had approximately $14,200 of assets which included $4,134 of cash, $7,938 of accounts receivable, $2,041 of rebates receivable, $47 of other assets, and $40 of property and equipment. They also had approximately $11,151 of liabilities which included $11,138 of claims and accounts payable and $13 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of Inteq’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $29,023, which consists of the following components: customer relationships valued at $1,800, which is being amortized over ten (10) years and goodwill of $27,223, which will not be amortized for book purposes per SFAS 142. In addition, the $3,000 placed in escrow will be released quarterly if earned and will be recorded as additional goodwill. To date, $1,024 out of a total potential of $4,200, of additional consideration has been earned, of which $957 was released from escrow on October 5, 2004, with an additional $67 released in January 2005. For tax purposes, the Company will amortize the goodwill and other intangibles over fifteen years.

On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy (“PPRX”), Portland Professional Pharmacy Associates (“PRXA”, and together with PPRX, “PPP” or “Ascend”) and the individual shareholders (the “PPP Shareholders”) to purchase all of the shares of PPP for $3,150 (the “PPP Acquisition”). PPP provides specialty-pharmacy services in a broad range of areas, including women’s health, pediatric care, men’s health and transplant. Funds for the PPP Acquisition were supplied by the Company’s revolving credit facility that was put in place in January 2002 (see Note 5). The Company intends to position PPP as a preferred provider with PPP’s target markets while focusing on the extension of their specialty services to the Company’s PBM division.

The purchase price for the stock of PPP was $3,150. At the time of acquisition, PPP had approximately $1,664 of assets which included $177 of cash, $889 of accounts receivable, $539 of inventory and $59 of property and equipment. PPP also had approximately $1,423 of liabilities which included $609 of bank debt, which was paid off at closing, and $814 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of PPP’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $2,986, which consists of the following components: (i) customer relationships valued at $295, which is being amortized over seven (7) years; (ii) employment and non-compete agreements valued at $100 each, which are being amortized over four (4) years; (iii) the Portland Professional Pharmacy trade name valued at $100 which is being amortized over four (4) years; and (iv) goodwill of $2,391, which will not be amortized for book purposes per SFAS 142. For tax purposes, the Company has made an election which will allow it to amortize the goodwill and other intangibles over fifteen years. In addition, the Company agreed to pay to the PPP Shareholders up to $7,000 over a three-year period if the PPP business achieved certain financial targets. To date, $1,190 has been earned and accrued, of which $358 has been paid in cash and $358 has been settled by the issuance of 12,650 shares of common stock, and the remaining $474 will be settled in September 2005.

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

The summarized unaudited pro forma results of operations set forth below for the three and six months ended December 31, 2004 and 2003 assumes the Inteq and PPP Acquisitions had occurred as of the beginning of these periods.

                                                       Three Months Ended           Three Months Ended
                                                       December 31, 2004            December 31, 2003
                                                       ------------------          --------------------
 Revenue                                               $    200,550                  $    182,283
 Net income available to common
   Stockholders                                        $      2,270                  $      2,549
 Earnings per common share:
   Basic                                               $       0.51                  $      0.33
   Diluted                                             $       0.32                  $      0.29
 Pro forma weighted-average number of
   common shares outstanding:
   Basic                                                      4,424                        7,764
   Diluted                                                   12,046                        8,888

                                                        Six Months Ended             Six Months Ended
                                                       December 31, 2004            December 31, 2003
                                                      ------------------            -----------------
 Revenue                                                $   385,392                 $   350,011
 Net income available to common
   Stockholders                                         $     3,405                 $     4,518
 Earnings per common share:
   Basic                                                $      0.77                 $      0.59
   Diluted                                              $      0.54                 $      0.52
 Pro forma weighted-average number of
   common shares outstanding:
   Basic                                                      4,412                       7,703
   Diluted                                                   12,074                       8,681

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

The change in the carrying amount of goodwill for the six months ended December 31, 2004 is as follows:

Balance as of June 30, 2004                                       $ 86,964
Inteq acquisition                                                        9
Inteq additional consideration earned                                1,024
PPP additional consideration earned                                    524
                                                                -----------
Balance as of December 31, 2004                                   $ 88,521

Approximately $80,648 of the Company’s December 31, 2004 goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

Acquired intangible assets subject to amortization consisted of the following:

                                     December 31, 2004                             June 30, 2004
                           =======================================    ================================================
                              Gross Carrying       Accumulated                Gross Carrying          Accumulated
                                Amount            Amortization                     Amount             Amortization
                           =================     =================      =======================      ================
Asset Class
Customer relationships        $   4,946          $    2,047                   $    4,816         $        1,564
Non-compete agreements              220                 130                          220                    105
Employment agreements               186                 120                          186                    109
Trade name                          100                  22                          100                     10
Company know how                    572                 413                          572                    318
                           -----------------    ------------------           -----------------     ------------------
                               $  6,024          $    2,732                   $    5,894               $  2,106
                           =================    ==================           =================     ==================

5. DEBT

On January 29, 2002, the Company and certain of its subsidiaries entered into a $40,000 secured revolving credit facility (the “revolving credit facility”) with HFG Healthco-4 LLC, a specialty finance company. In connection with the revolving credit facility, the Company and certain of its subsidiaries have agreed to transfer, on an on-going basis, their accounts receivable to Funding. Funding utilizes those receivables as collateral to secure borrowings under the revolving credit facility. The revolving credit facility has a three year term, provides for borrowings of up to $40,000 at the London InterBank Offered Rate (LIBOR) plus 2.40% (4.80% at December 31, 2004) and is secured by receivables and other assets of the Company and certain of its subsidiaries as defined. Borrowings of $28,700 under the revolving credit facility were used to finance part of the purchase price of the Centrus Acquisition (See Note 4) and will also be used by the Company and certain of its subsidiaries for working capital purposes and future acquisitions in support of its business plan. The outstanding balance as of December 31, 2004 was approximately $5,828, which was all classified as short-term debt. The revolving credit facility requires the Company to remain in compliance with certain financial and other covenants. The financial maintenance covenants include: 1) consolidated net worth (total assets less total liabilities), 2) consolidated tangible net worth (consolidated net worth less intangible assets), 3) quarterly EBITDA, 4) accounts receivable turnover (revenue divided by accounts receivable), 5) debt to consolidated net worth, 6) current assets to current liabilities, 7) consolidated interest coverage ratio (EBITDA less capital expenditures divided by interest expense, 8) annual capital expenditures, and 9) debt service coverage (EBITDA divided by interest expense plus short-term debt excluding borrowings under the revolving credit facility). Other covenants under the revolving credit facility restrict the Company’s ability to pay dividends, incur senior debt, and sell assets other than in the ordinary course. The Company was in compliance with all covenants at December 31, 2004. On January 28, 2005, this revolving credit facility expired and was replaced by a new credit facility (see Note 13).

6.     STOCK OPTIONS

During the six months ended December 31, 2004, the Company granted 364,971 stock options and 53,847 stock options were cancelled for a net of 311,124 stock options under the 1999 Stock Option Plan, as amended (the “Plan”). The options granted during this period are exercisable at prices ranging from $19.80 to $29.06 and terminate five to ten years from the grant date. The total number of shares of common stock reserved by the Company for issuance under the Plan is 4,850,000 plus an indeterminable number of shares of common stock issuable pursuant to the anti-dilution provisions of the Plan or upon the exercise of “reload options.” There are no options outstanding that contain the “reload” provision. There are 1,738,281 shares issuable pursuant to options granted under the Plan as of December 31, 2004.

7.     EARNINGS PER SHARE

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended December 31,
	2004	2003

Basic	4,423,757	7,764,485
Effect of assumed exercise of employee stock options	665,985	1,083,754
Effect of assumed exercise of warrants	--	40,154
Effect of assumed conversion of redeemable convertible preferred stock	6,956,522	--

Diluted weighted average number of shares outstanding	12,046,264	8,888,393

	Six Months Ended December 31,
	2004	2003

Basic	4,411,709	7,702,690
Effect of assumed exercise of employee stock options	705,808	935,378
Effect of assumed exercise of warrants	--	42,558
Effect of assumed conversion of redeemable convertible preferred stock	6,956,522	--

Diluted weighted average number of shares outstanding	12,074,039	8,680,626

Basic net income per common share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. For the three and six months ended December 31, 2004, diluted net income per share is computed by dividing the net income by the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options, warrants and redeemable preferred stock as if converted) outstanding during the period. For the three and six months ended December 31, 2003, the diluted net income per share is computed by dividing the net income available to common stockholders by the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options and warrants) outstanding during the period.

8.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	June 30,
	2004	2004
Claims payable	$104,860	$102,259
Rebates payable to sponsors	38,231	33,451
Trade and other payables and accrued expenses	8,381	11,862
	$151,472	$147,572

9.     RELATED PARTY TRANSACTIONS

The Company receives certain general, administrative and other services from an affiliate. The financial statements include allocations of these corporate expenses from affiliates, which management believes were made on a reasonable basis. General and administrative expenses related to transactions with affiliates included in the statement of income were $300 for the three months ended December 31, 2004 and $235 for the three months ended December 31, 2003. Included in the statement of income for the six months ended December 31, 2004 and 2003 were general and administrative expenses related to transactions with affiliates of $598 and $478, respectively.

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

Additional space was built in the Leased Premises which allowed the Company to reconfigure its existing space and to move all of its employees in Port Washington into contiguous space. The Company and the Affiliate amended the Lease for the space on October 23, 2003 and April 26, 2004. Effective on the occupancy date of the new space, as of May 1, 2004, the Affiliate leased additional square footage in the Leased Premises to the Company. The total space leased by the Company is currently 37,108 square feet. The Lease provides that, effective May 1, 2004, the rent payable by the Company shall be an aggregate annual rent of $580 over a ten year term, plus expenses related to real estate taxes, utilities and maintenance which are paid directly to the entities to whom payment must be made. Annual rent increases will be based upon the Consumer Price Index plus 2.5% subject to a maximum annual cap of 3.5%. The Lease expires ten years from the occupancy date of May 1, 2004. In addition, the Company has early termination rights which it may exercise by delivery of a notice to the Affiliate 60 days prior to the end of the April 30, 2009 lease year. In consideration of such early termination rights, the Company would pay to the Affiliate the rent that would otherwise be payable by the Company to the Affiliate for the succeeding 30 months and subject to adjustments if the Affiliate is able to lease the Leased Premises to another party during said 30 month period. Leasehold improvements made to this space during the six months ended December 31, 2004 were approximately $124.

10.     MAJOR CUSTOMERS AND PHARMACIES

For the three and six months ended December 31, 2004, approximately 19% and 20%, respectively, of the consolidated revenue of the Company was from one plan sponsor, MVP Health Plan, Inc., administering multiple plans. For the three and six months ended December 31, 2003, approximately 39% and 40%, respectively, of the consolidated revenue of the Company was from two plan sponsors administering multiple plans. Amounts due from the sponsor as of December 31, 2004 approximated $9.5 million.

For the three and six months ended December 31, 2004 approximately 11% of the cost of claims was from one pharmacy chain. For the three months ended December 31, 2003, approximately 25% of the cost of claims was from two pharmacy chains. For the six months ended December 31, 2003, approximately 11% of the cost of claims was from one pharmacy chain. Amounts payable to the pharmacy chain at December 31, 2004 were approximately $6.4 million.

11.     SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2004 and December 31, 2003, the Company paid $343 and $405 in interest and $1,247 and $1,308 in income taxes, respectively.

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

13.     SUBSEQUENT EVENT

On January 28, 2005, the Company’s $40,000 secured revolving credit facility with HFG Healthco-4 LLC expired and was fully repaid. On that date, the Company entered into a new five-year $65,000 cash flow based, line of credit with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. (JPMorgan). Subject to certain conditions, the new line of credit may be increased by an aggregate of $35,000.

Depending on the timing and dollar amount of each loan request, the Company will either borrow at a spread above LIBOR, the overnight Federal Funds rate or JPMorgan’s prime rate. The initial spread will be 1.75% for LIBOR and Federal Funds loans and 0.75% for prime rate loans. After receipt of the Company’s financial statements for the period ended June 30, 2005, the spreads will increase or decrease based on an interest rate grid that is tied to a ratio of debt to annual EBITDA.

The new line of credit is secured by the Company’s consolidated assets. The new facility requires the Company to be in compliance with financial and other covenants. The three defined financial covenants include: consolidated net worth; consolidated fixed charge ratio; and consolidated debt to EBITDA ratio.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

                                                                  OPERATING INCOME
                                                                  ($ in thousands)
                                                          Three months ended December 31,
                                                                    Increase/
                                                      2004          (Decrease)                  2003
                                        --------------------    -------------------    --------------------

   Revenue                                         $200,550             22.4%                $163,896
   Cost of Claims                                   178,618             20.5%                 148,219
                                        --------------------                       --------------------
                                        --------------------                       --------------------
   Gross profit                                      21,932             39.9%                  15,677
   Selling, general, and
     administrative expense                          17,001             43.8%                  11,821
                                        --------------------                       --------------------
                                        --------------------                       --------------------
   Operating Income                                  $4,931             27.9%                  $3,856

                                                                  OPERATING INCOME
                                                                  ($ in thousands)
                                                             Six months ended December 31,
                                                                   Increase/
                                               2004                 (Decrease)                2003
                                        --------------------    -------------------    --------------------

   Revenue                                         $385,392                  22.5%                $314,725
   Cost of Claims                                   343,783                  20.4%                 285,533
                                        --------------------                           --------------------
                                        --------------------                           --------------------
   Gross profit                                      41,609                  42.5%                  29,192
   Selling, general, and
     administrative expense                          32,080                  43.4%                  22,369
                                        --------------------                           --------------------
                                        --------------------                           --------------------
   Operating Income                                  $9,529                  39.7%                  $6,823

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Revenue increased $36.7 million, or approximately 22.4%, from $163.9 million for the three months ended December 31, 2003, to $200.6 million for the three months ended December 31, 2004. Revenue recognized for contracts recorded on a gross revenue basis was $163.4 million for the three months ended December 31, 2003 and $199.0 million for the three months ended December 31, 2004. Revenue recognized for contracts recorded on a net revenue basis was $0.5 million for the three months ended December 31, 2003 and $1.6 million for the three months ended December 31, 2004. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. Health Card includes in revenue only those co-payments collected in its mail order facility in Miramar, Florida. For the three months ended December 31, 2004, there was approximately $4.2 million of co-payments included in revenue versus $0.1 million for the three months ended December 31, 2003. Co-payments retained by pharmacies on prescriptions filled for Health Card’s members and not included in Health Card’s revenue were $74.8 million and $52.1 million, for the three months ended December 31, 2004 and 2003, respectively.

Of the $36.7 million increase in revenue in the three months ended December 31, 2004, $15.8 million was attributable to the inclusion of revenue generated by Inteq which was included in the revenue for the quarter ended December 31, 2004, but not in the quarter ended December 31, 2003. Co-payments received from the Mail Order operations accounted for $4.0 million of the increase. Another approximately $15.2 million of the increase was due to revenue related to new sponsors or new services offered during the quarter ended December 31, 2004 excluding contracts recorded on a net revenue basis. An additional increase of approximately $21.8 million was attributable to other existing sponsors related to, among other things, higher costs for pharmaceuticals, availability of new drugs, plan participant growth and an increase in the average number of claims per plan participant, as well as changes in other miscellaneous revenue items. These revenue increases were offset by revenue decreases related to the termination of existing customer contracts leading to a reduction in revenue of approximately $20.1 million.

Cost of claims increased $30.4 million, or approximately 20.5%, from $148.2 million for the three months ended December 31, 2003 to $178.6 million for the three months ended December 31, 2004. Inteq accounted for $14.0 million of this increase. Increases in cost of claims totaling approximately $35.2 million related to the activity of new sponsors as well as the growth in existing sponsors were partially offset by the loss of sponsors which reduced cost of claims by approximately $18.8 million. As a percentage of revenue, cost of claims decreased from 90.4% to 89.1% for the three months ended December 31, 2003 and December 31, 2004, respectively. The contracts the Company recognized on a net revenue basis decreased the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis. In addition, the receipt of an additional $4.0 million in co-payments for the Mail Order operations resulted in a lower cost of claims as a percent of revenue, since no additional cost of claims are incurred related to these fees.

Gross profit increased from $15.7 million for the three months ended December 31, 2003 to $21.9 million for the three months ended December 31, 2004; a $6.3 million, or 39.9%, increase. In addition to increases in gross profit related to the increases in revenue, Inteq added $1.8 million to gross profit, and the gross profit from the expanding mail order and specialty operations increased by approximately $3.2 million. Net rebates retained by the Company added another approximately $1.3 million to gross profit. Gross profit, as a percentage of revenue, increased from 9.6% to 10.9% for the three months ended December 31, 2003 and December 31, 2004, respectively. The contracts the Company recognizes on a net revenue basis have the effect of improving the Company’s gross margin as a percentage of revenue due to the fact that recorded revenue and cost is lower since only the administrative fees related to these contracts are recorded. Competitive pressures which have led to a decline in some prices that the Company charges to its sponsors have had the effect of partially offsetting the increases in gross margin described above.

Selling, general, and administrative expenses increased $5.2 million, or approximately 43.8%, from $11.8 million for the three months ended December 31, 2003 to $17.0 million for the three months ended December 31, 2004. Approximately $3.5 million, or 67%, of this increase in selling, general, and administrative expenses is related to the new acquisitions and expanding mail order operations. The major components of the $3.5 million increase in expenses related to new services were: 1) salaries and benefits – approximately $1.4 million, 2) postage and supplies – approximately $0.4 million, 3) telephone and travel – approximately $0.2 million, 4) equipment rental – approximately $0.3 million, 5) depreciation and amortization – approximately $0.4 million, 6) license and support agreements – approximately $0.1 million, and 7) broker commissions – approximately $0.7 million.

General and administrative expenses charged by affiliates increased approximately $65,000, or 28%, year-over-year from approximately $235,000 to approximately $300,000 for the three months ended December 31, 2003 and December 31, 2004, respectively. The increase is the result of higher rent costs due to the expanded space in the Company’s Port Washington, NY offices.

Selling, general, and administrative expenses as a percent of revenue increased from 7.2% for the three months ended December 31, 2003 to 8.5% for the three months ended December 31, 2004.

For the three months ended December 31, 2003, the Company recognized other expense, net, of approximately $0.1 million. For the three months ended December 31, 2004, the Company recognized other income, net, of approximately $1.5 million. Other income included the realization of a non-recurring gain of $1.7 million from an insurance claim which represented the excess of the insurance proceeds over the carrying value of the assets covered by the claim, offset by a $0.1 million increase in interest expense incurred on the Company’s revolving credit facility (See Note 5 to the Financial Statements comprising Item 1 of Part 1 of this Form 10-Q).

Income before the provision for income taxes increased approximately $2.7 million, or 71%, from approximately $3.8 million, for the quarter ended December 31, 2003, to approximately $6.4 million for the quarter ended December 31, 2004. The primary factors leading to this increase in income before income taxes were rises in gross profit and other income, offset by the increase in selling, general and administrative expenses related to the new activities.

The effective tax rate was approximately 41% for both periods presented. The tax rate of 41% represents the Company’s current estimated tax rate for the full fiscal year.

Net income for the quarter ended December 31, 2004 was approximately $3.8 million as compared to approximately $2.2 million for the quarter ended December 31, 2003; a 71% increase. The increase in net income is attributable to the same factors causing the increase in income before income taxes.

In addition, there were two charges against income available to common shareholders related to the New Mountain Transaction (See Note 3 of Part 1, Item 1). The first of these charges relates to preferred stock cash dividends, which amounted to approximately $1.4 million. The preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80 million), which decreases to 3.5% after the fifth anniversary of issuance. The dividend of approximately $1.4 million represents the amount accrued and paid for the three months ended December 31, 2004. The second charge is for the accretion of transaction expenses which were approximately $120,000 for the three months ended December 31, 2004. Certain transaction costs related to the New Mountain preferred stock investment of approximately $4.7 million were deducted from net proceeds and the carrying value of the preferred stock. These transaction costs are accreted to the preferred stock carrying value over the ten-year life of the preferred stock investment.

After deducting these two charges from net income there remained a net income available to common stockholders of approximately $2.3 million for the three months ended December 31, 2004, as compared to approximately $2.2 million for the three months ended December 31, 2003.

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003

Revenue increased $70.7 million, or approximately 22.5%, from $314.7 million for the six months ended December 31, 2003, to $385.4 million for the six months ended December 31, 2004. Revenue recognized for contracts recorded on a gross revenue basis was $313.6 million for the six months ended December 31, 2003 and $382.8 million for the six months ended December 31, 2004. Revenue recognized for contracts recorded on a net revenue basis was $1.1 million for the six months ended December 31, 2003 and $2.6 million for the six months ended December 31, 2004. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. Health Card includes in revenue only those co-payments collected in its mail order facility in Miramar, Florida. For the six months ended December 31, 2004, there was approximately $6.4 million of co-payments included in revenue versus $0.2 million for the six months ended December 31, 2003. Co-payments retained by pharmacies on prescriptions filled for Health Card’s members and not included in Health Card’s revenue were $128.7 million and $99.8 million, for the six months ended December 31, 2004 and 2003, respectively.

Of the $70.7 million increase in revenue in the six months ended December 31, 2004, $32.5 million was attributable to the inclusion of revenue generated by Inteq which was included in the revenue for the six months ended December 31, 2004, but not in the six months ended December 31, 2003. In addition, $1.8 million of the increase was attributable to the PPP Acquisition, which took place on July 31, 2003 and therefore was only included in the revenue for five of the six months ended December 31, 2003. Co-payments received from the Mail Order operations accounted for $6.2 million of the increase. Another approximately $28.8 million of the increase was due to revenue related to new sponsors or new services offered during the six months ended December 31, 2004 excluding contracts recorded on a net revenue basis. An additional increase of approximately $41.0 million was attributable to other existing sponsors related to, among other things, higher costs for pharmaceuticals, availability of new drugs, plan participant growth and an increase in the average number of claims per plan participant, as well as changes in other miscellaneous revenue items. These revenue increases were offset by revenue decreases related to the termination of existing customer contracts leading to a reduction in revenue of approximately $39.6 million.

Cost of claims increased $58.3 million, or approximately 20.4%, from $285.5 million for the six months ended December 31, 2003 to $343.8 million for the six months ended December 31, 2004. Inteq accounted for $28.6 million and PPP accounted for another $1.4 million of the increase. Increases in cost of claims totaling approximately $65.5 million related to the activity of new sponsors as well as the growth in existing sponsors were partially offset by the loss of sponsors which reduced cost of claims by approximately $37.2 million. As a percentage of revenue, cost of claims decreased from 90.7% to 89.2% for the six months ended December 31, 2003 and December 31, 2004, respectively. The contracts the Company recognized on a net revenue basis decreased the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis. In addition, the receipt of an additional $6.2 million in co-payments for the Mail Order operations resulted in a lower cost of claims as a percent of revenue, since no additional cost of claims are incurred related to these fees.

Gross profit increased from $29.2 million for the six months ended December 31, 2003 to $41.6 million for the six months ended December 31, 2004; a $12.4 million, or 42.5%, increase. In addition to increases in gross profit related to the increases in revenue, Inteq added $3.9 million to gross profit, and the gross profit from the expanding mail order and specialty operations increased by approximately $5.5 million. Net rebates retained by the Company added another approximately $3.0 million to gross profit. Gross profit, as a percentage of revenue, increased from 9.3% to 10.8% for the six months ended December 31, 2003 and December 31, 2004, respectively. The contracts the Company recognizes on a net revenue basis have the effect of improving the Company’s gross margin as a percentage of revenue due to the fact that recorded revenue and cost is lower since only the administrative fees related to these contracts are recorded. Competitive pressures which have led to a decline in some prices that the Company charges to its sponsors have had the effect of partially offsetting the increases in gross margin described above.

Selling, general, and administrative expenses increased $9.7 million, or approximately 43.4%, from $22.4 million for the six months ended December 31, 2003 to $32.1 million for the six months ended December 31, 2004. Approximately $6.5 million, or 67%, of this increase in selling, general, and administrative expenses is related to the new acquisitions and expanding mail order operations. The major components of the $6.5 million increase in expenses related to new services were: 1) salaries and benefits – approximately $2.5 million, 2) postage and supplies – approximately $0.7 million, 3) telephone and travel – approximately $0.2 million, 4) equipment rental – approximately $0.9 million, 5) depreciation and amortization – approximately $0.7 million, 6) license and support agreements – approximately $0.3 million, and 7) broker commissions – approximately $1.2 million.

General and administrative expenses charged by affiliates increased approximately $120,000, or 25%, year-over-year from approximately $478,000 to approximately $598,000 for the six months ended December 31, 2003 and December 31, 2004, respectively. The increase is the result of higher rent costs due to the expanded space in the Company’s Port Washington, NY offices.

Selling, general, and administrative expenses as a percent of revenue increased from 7.1% for the six months ended December 31, 2003 to 8.3% for the six months ended December 31, 2004.

For the six months ended December 31, 2003, the Company recognized other expense, net, of approximately $0.3 million. For the six months ended December 31, 2004, the Company recognized other income, net, of approximately $1.4 million. The primary component of the approximately $1.7 million increase in other income/expense was the realization of a non-recurring $1.7 million gain from an insurance claim which represented the excess of the insurance proceeds over the carrying value of the assets covered by the claim.

Income before the provision for income taxes increased approximately $4.4 million, or 67%, from approximately $6.6 million, for the six months ended December 31, 2003, to approximately $11.0 million for the six months ended December 31, 2004. The primary factors leading to this increase in income before income taxes were the rises in gross profit and other income, offset by the increase in selling, general and administrative expenses related to the new activities.

The effective tax rate was approximately 41% for both periods presented. The tax rate of 41% represents the Company’s current estimated tax rate for the full fiscal year.

Net income for the six months ended December 31, 2004 was approximately $6.5 million as compared to approximately $3.9 million for the six months ended December 31, 2003; a 67% increase. The increase in net income is attributable to the same factors causing the increase in income before income taxes.

In addition, there were two charges against income available to common shareholders related to the New Mountain Transaction (See Note 3 of Part 1, Item 1). The first of these charges relates to preferred stock cash dividends, which amounted to approximately $2.8 million. The preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80 million), which decreases to 3.5% after the fifth anniversary of issuance. The dividend of approximately $2.8 million represents the amount accrued and paid for the six months ended December 31, 2004. The second charge is for the accretion of transaction expenses which were approximately $239,000 for the six months ended December 31, 2004. Certain transaction costs related to the New Mountain preferred stock investment of approximately $4.7 million were deducted from net proceeds and the carrying value of the preferred stock. These transaction costs are accreted to the preferred stock carrying value over the ten-year life of the preferred stock investment.

After deducting these two charges from net income there remained a net income available to common stockholders of approximately $3.4 million for the six months ended December 31, 2004, as compared to approximately $3.9 million for the six months ended December 31, 2003.

Liquidity and Capital Resources

The Company’s primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. Effective July 2003, the Company requires cash to carry inventory in its mail order and specialty pharmacy facilities. Also, the Company requires cash to execute its strategy of pursuing acquisitions of other PBM companies or of companies providing related services. As of December 31, 2004, the Company had a working capital deficit of $21.7 million as compared to a working capital deficit of $27.7 million as of June 30, 2004. The primary reason for the improvement in working capital was the profit generated by the Company during the six months ended December 31, 2004. The Company has now acquired six companies since July 2000 utilizing primarily cash. This has had the effect of increasing the Company’s working capital deficits until sufficient profitability is earned to offset these deficits.

Net cash used in operating activities was $1.1 million for the six months ended December 31, 2004, compared to net cash provided by operating activities of $12.1 million for the six months ended December 31, 2003. The main factors contributing to this $13.2 million decrease in cash provided by operations were a temporary acceleration of certain pharmaceutical payments in the fiscal second quarter of 2005, along with an increase in the change in inventory of $2.4 million due to the growth of PPP and the Mail Order operations.

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

Net cash used in investing activities was $2.1 million for the six months ended December 31, 2004, as compared to $4.8 million for the six months ended December 31, 2003. This decrease of $2.7 million in net cash used in investing activities was the result of a decrease in capital expenditures of $2.2 million along with a reduction in the cash paid for the PPP Acquisition of $3.2 million, offset by the receipt of $2.7 million in the six months ended December 31, 2003 relating to officer and affiliate loans. The cash payments of $358,000 during the six months ended December 31, 2004 for the PPP Acquisition are for additional payments due under the earn-out provision (See Note 4 of Part 1, Item 1). The Company has accrued $474,000 through December 31, 2004 as additional purchase price related to the earn-out provision, which will be paid in September 2005.

During the six months ended December 31, 2004, the Company received $3.8 million from financing activities compared to $5.5 million used in the six months ended December 31, 2003. This increase of $9.3 million is the result of a $12.6 change in net proceeds under the revolving credit facility in the six months ended December 31, 2004 compared to the six months ended December 31, 2003, offset by $2.8 million of dividends paid on redeemable convertible preferred stock during the six months ended December 31, 2004 and a reduction of $0.5 million in proceeds from the exercise of stock options.

On January 29, 2002, the Company entered into a $40.0 million revolving credit facility, details of which are set forth in Note 5 to the financial statements in Part 1. The revolving credit facility contains various covenants that, among other things, require the Company to maintain certain financial ratios. As of December 31, 2004 approximately $5.8 million was outstanding under the revolving credit facility, and the Company was in compliance with its financial covenants.

Three of these financial covenants are based upon the EBITDA (earnings before interest, taxes, depreciation and amortization) generated by the Company over specified periods of time. These covenants, EBITDA for the current fiscal quarter, interest coverage ratio, and debt service coverage for the previous twelve months, are evaluated by the lender as a measure of the Company’s liquidity and its ability to meet all of its obligations under the revolving credit facility. EBITDA is presented as cash flow from operations plus or minus the net changes in assets and liabilities and the changes in certain non-cash reconciling items from net cash from operations to net income over the reported periods. While EBITDA is not a measure of financial performance or liquidity under generally accepted accounting principles, it is provided as information for investors for analytical purposes in light of the financial covenants referred to above. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with accounting principles generally accepted in the United States. EBITDA, which increased by approximately $4.8 million or 49%, from $9.6 million for the six months ended December 31, 2003 to $14.4 million for the six months ended December 31, 2004, is calculated as follows (see Consolidated Statement of Cash Flows comprising Item 1 hereof for more details):

                                                    Six Months Ended December 31,
                                                   2004                     2003
                                            -------------------       ---------------
                                            -------------------       ---------------
Cash flow from operations                     $   (1,077)              $   12,098
Provision for income taxes                         4,494                    2,696
Interest expense, net                                329                      343
Net change in assets and
  liabilities                                     11,845                   (5,064)
Non-cash items to reconcile
  net cash from operations to
  net income                                      (1,200)                    (446)
                                            ------------------       ------------------
                                            ------------------       ------------------

EBITDA                                        $   14,391                $   9,627
                                            ==================       ==================

The Company has entered into various capital lease transactions for hardware and software. The Company has also assumed various capital leases through its acquisitions. As of December 31, 2004, the principal balance of all capital leases had been fully repaid.

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

The total future payments under these contractual obligations as of December 31, 2004, are as follows:

Contractual Obligations

                                                       Payments Due by Period
                                                            ($ in thousands)

                                                                                                            More than
                                                          Less than         1-3 Years          3-5           5 Years
                                          Total            1 Year                             Years
                                        -----------     --------------      ----------      ----------      ----------
                                        -----------     --------------      ----------      ----------      ----------
Long Term Debt                       $       5,826  $           5,826  $            -  $            -  $            -
Operating Leases                            20,901              5,991           7,906           3,455           3,549
Sale-leasebacks                                280                140             140               -               -
                                        -----------     --------------      ----------      ----------      ----------
                                        -----------     --------------      ----------      ----------      ----------
   Total Contractual Cash
        Obligations                  $      27,007  $          11,957  $        8,046  $        3,455  $        3,549
                                        ===========     ==============      ==========      ==========      ==========

The shareholders of the Inteq Group are eligible to receive additional compensation of up to $4.2 million, if certain financial targets are met over the first year. Of this potential amount, $3.0 million was deposited in escrow at the time of closing. As of December 31, 2004, $1.0 million has been earned, of which $957,000 was released from escrow on October 5, 2004, with an additional $67,000 released in January 2005.

The shareholders of PPP are eligible to receive additional consideration of up to $7.0 million, if certain financial targets are met over the first three years. Such amounts earned are payable within 45 days after the first, second, and third anniversary of the date of acquisition. In the sole discretion of the Company, up to 50% of any amounts earned can be paid in the Company’s stock in lieu of cash. For the year ended July 31, 2004, $716,010 has been earned and was paid on September 15, 2004. Of this amount, $358,005 was paid in cash and $358,005 was satisfied by the issuance of 12,650 shares of common stock. For the period of August 1, 2004 through December 31, 2004, an additional $474,000 has been earned and accrued as additional purchase price that will be settled in September 2005.

The shareholders of Centrus were eligible to receive additional consideration of up to $4.0 million, payable over three years, if certain financial targets were met over the first two years after acquisition. The financial performance targets were achieved and $4 million has been earned. Of this amount, $1.0 million was paid in May 2003, $2.0 million was paid in May 2004, and another $1.0 million will be paid in May 2005.

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

The Company anticipates that current cash positions, after its six acquisitions together with anticipated cash flow from operations, will be sufficient to satisfy the Company’s contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of the Company’s stated goals to acquire other pharmacy benefit management companies and companies providing related services. Depending on the Company’s evaluation of future acquisitions, additional cash may be required to complete these acquisitions. In addition, the Company will require cash to acquire inventory for its mail order and specialty distribution operations. In the event that the Company’s plans change or its assumptions prove to be inaccurate, or the proceeds from the new revolving credit facility and the New Mountain Transaction prove to be insufficient to fund operations and acquisitions, the Company could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all.

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

Under the supervision and with the participation of management, chiefly the Company’s principal executive officer and the Company’s principal financial officer, Health Card evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”)), as of December 31, 2004. Based on that evaluation, the Company’s principal executive officer and the Company’s principal financial officer have concluded that these controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in this period that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For information concerning the Company’s 1999 Stock Option Plan, as amended, and the options currently issued and outstanding thereunder, see Note 6 to the Financial Statements comprising Item 1 of Part I of this Form 10-Q.

In addition, the Company agreed to pay to the PPP Shareholders up to $7,000,000 over a three-year period if the PPP business achieved certain financial targets (See Note 4 of Part 1, Item 1). To date, $1,190,000 has been earned and accrued, of which $358,000 has been paid in cash and $358,000 has been settled by the issuance of 12,650 shares of common stock on September 15, 2004. The remaining $474,000 will be settled in September 2005.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant held its annual meeting of stockholders on December 8, 2004. Each of the matters described below were voted upon and approved at the annual meeting.

1)     The election of 10 directors to serve until the next annual meeting of shareholders:

Name                                     For                  Withheld
----                                    ----                  --------
James J. Bigl                       9,290,315                 234,092
Robert R. Grusky                    9,388,807                 204,493
Michael T. Flaherman                9,388,807                 204,493
Paul J. Konigsberg                  9,464,564                 218,175
Bert E. Brodsky                     9,425,315                 235,092
David E. Shaw                       9,391,140                 202,560
Steven B. Klinsky                   9,321,787                 271,513
Gerald Angowitz                     9,464,564                 218,175
G. Harry Durity                     9,443,488                 163,212
Michael A. Ajouz                    9,389,007                 204,293

2)     To approve and ratify the adoption of the Amended and Restated 2000 Restricted Stock Grant Plan.

                For                 Against          Abstain            Not Voted
                ---                 -------          -------            ---------
            6,801,415               430,198          50,500            2,131,294

A detailed description of the matters voted upon at the Registrant’s 2004 Annual Meeting of Stockholders has been previously reported in Registrant’s Definitive Proxy Statement filed with the SEC on October 28, 2004.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

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
3.1         Certificate of Incorporation of Health Card (2)
3.2         Certificate of Amendment to the Certificate of Incorporation of Health Card (7)
3.3         Amended and Restated By-Laws of Health Card (7)
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
10.3        Stock Option Agreement between Health Card and Agnes Hall dated August 1, 2003 (3)
10.4        Stock Option Agreement between Health Card and David Gershen dated August 1, 2003 (3)
10.5        Stock Option Agreement between Health Card and Tery Baskin dated August 1, 2003 (3)
10.6        Stock Option Agreement between Health Card and Patrick McLaughlin dated August 1, 2003 (3)
10.7        Sixth  Amendment to Employment  Agreement,  dated October 30, 2003, by and between  National  Medical  Health Card Systems,
            Inc. and James J. Bigl  (5)
10.8        Lease Expansion and  Modification  Agreement dated July 31, 2003 between  Sunbeam  Development  Corporation and NMHCRx Mail
            Order, Inc. (3)
10.9        AmerisourceBergen  Prime  Vendor  Agreement,  dated July 21, 2003  between  NMHCRx  Mail Order,  Inc.  d/b/a  NMHCmail  and
            AmerisourceBergen Drug Corporation (3)
10.10       Release, dated October 30, 2003, by Sandata Technologies, Inc. and Sandsport, Inc. (5)
10.11       Amendment to Lease Agreement,  dated as of October 23, 2003, by and among BFS Realty,  LLC and National Medical Health Card
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
            Medical Health Card Systems, Inc. (5)
10.13       Amendment to Lease  Agreement  (32 Sea Cliff),  dated as of October 30,  2003,  between  Living in Style,  LLC and National
            Medical Health Card Systems, Inc. (5)
10.14       Second  Amendment to Employment  Agreement,  dated October 30, 2003, by and between  National  Medical Health Card Systems,
            Inc. and Bert E. Brodsky (5)
10.15       Amended and Restated  Employment  Agreement  dated June 14, 2004 between  National  Medical  Health Card Systems,  Inc. and
            James J. Bigl (9)
10.16       Form of Stock Option Agreement between National Medical Health Card Systems,  Inc. and Non-Employee  Directors dated May 4,
            2004 for a grant of 15,000 shares of common stock (9)
10.17       Form of Stock Option Agreement between National Medical Health Card Systems,  Inc. and Non-Employee  Directors dated May 4,
            2004 for a grant of 20,000 shares of common stock (9)
10.18       Employment Agreement dated August 30, 2004 between National Medical Health Card Systems, Inc. and James Smith (11)
10.19       Employment Agreement dated October 4, 2004 between National Medical Health Card Systems, Inc. and Bill Masters (11)
10.20       Stock Option Agreement dated August 31, 2004 between National Medical Health Card Systems, Inc. and James Smith (11)
10.21       Stock Option Agreement dated October 4, 2004 between National Medical Health Card Systems, Inc. and Bill Masters (11)
10.22       Form of Stock Option  Agreement  between National  Medical Health Card Systems,  Inc. and Senior  Management dated December
            20, 2004
10.23       Form of Stock Option  Agreement  between  National  Medical  Health Card Systems,  Inc. and  Non-Employee  Directors  dated
            December 21, 2004
10.24       Credit Agreement dated as of January 28, 2005 among National  Medical Health Card Systems,  Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (12)
14.         Amended and Restated Code of Ethics (10)
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

_____________________

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
(10)     Denotes  document  filed on October 28, 2004 as an exhibit to Health Card's  Definitive  Proxy  Statement on Schedule 14-A and
incorporated herein by reference.
(11)     Denotes  document  filed as an exhibit to Health  Card's  Form 10-Q filed on  November  15,  2004 and  incorporated  herein by reference.
(12)     Denotes  document  filed as an  exhibit  to Health  Card's  Form 8-K filed on  February  3,  2005 and  incorporated  herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                                             (Registrant)

Date:    February 14, 2005                  By: /s/James F. Smith
                                                  James F. Smith
                                                  President and Chief Executive Officer
                                                  (Principal Executive Officer)

                                            By: /s/Stuart F. Fleischer
                                                 Stuart F. Fleischer
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULES 13a-14 and 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, James F. Smith, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Medical Health Card Systems, Inc. and its subsidiaries (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant, and we have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting;

5.	The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls over financial reporting.

         Date: February 14, 2005
                                                                  /s/James F. Smith
                                                                  James F. Smith
                                                                  President and Chief Executive Officer
                                                                  (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULES 13a-14 and 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Stuart F. Fleischer, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Medical Health Card Systems, Inc. and its subsidiaries (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant, and we have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting;

5.	The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

         Date:  February 14, 2005

                                                       /s/Stuart F. Fleischer
                                                          Stuart F. Fleischer
                                                          Chief Financial Officer (Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Medical Health Card Systems, Inc. (the “Company”) on Form 10-Q for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James F. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

              (1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

              (2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/James F. Smith
James F. Smith
President and Chief Executive Officer (Principal Executive Officer)
February 14, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Medical Health Card Systems, Inc. (the “Company”) on Form 10-Q for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stuart F. Fleischer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

              (1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

              (2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Stuart F. Fleischer
Stuart F. Fleischer
Chief Financial Officer (Principal Accounting Officer)
February 14, 2005