Form 10-Q
period 2005-03-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2005-05-17
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 --------------

                                    FORM 10-Q
                                 --------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2005

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934. For the transition period          from     to

                        Commission file number 000-26749
                                 --------------
                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)
                                 --------------

         Delaware                                           11-2581812
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

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Indicate by check whether the registration is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)Yes No x


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's Common Stock, as of May 10, 2005 was 4,752,139 shares.



                                  INDEX                                                                         Page

                 FORWARD-LOOKING STATEMENTS                                                                       3

PART I        -   FINANCIAL INFORMATION                                                                           4

ITEM 1        -   CONDENSED FINANCIAL STATEMENTS:                                                                 4

                  CONSOLIDATED BALANCE SHEET as of                                                                4
                  March 31, 2005 (unaudited) and June 30, 2004

                  CONSOLIDATED STATEMENT OF INCOME (unaudited)                                                    5
                  for the three months and nine months ended March 31, 2005 and 2004

                  CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)                                                6
                  for the nine months ended March 31, 2005 and 2004

                  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                            7

ITEM 2        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                              21
                  CONDITION AND RESULTS OF OPERATIONS

ITEM 3        -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                                                 37
                  MARKET RISK

ITEM 4    -       CONTROLS AND PROCEDURES                                                                        37

PART II       -   OTHER INFORMATION                                                                              38

ITEM 1        -   LEGAL PROCEEDINGS                                                                              38

ITEM 2        -   UNREGISTERED SALES OF EQUITY SECURITIES AND USE                                                38
                  OF PROCEEDS

ITEM 3        -   DEFAULTS UPON SENIOR SECURITIES                                                                38

ITEM 4        -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            38

ITEM 5        -   OTHER INFORMATION                                                                              38

ITEM 6        -   EXHIBITS                                                                                       39


Forward Looking Statements

     When used herein, the words "may," "could," "estimate," "believe," "anticipate," "think," "intend," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and other factors, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. For a discussion of such risks and uncertainties, including risks relating to pricing, competition in the bidding and proposal process, our ability to consummate contract negotiations with prospective clients, dependence on key members of management, government regulation, acquisitions and affiliations, the market for pharmacy benefit management ("PBM") services, and other factors, readers are urged to carefully review and consider various disclosures made by National Medical Health Card Systems, Inc. ("Health Card" or the "Company") which attempt to advise interested parties of the factors which affect Health Card's business, including, without limitation, the disclosures made under the caption "Description of Business" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Health Card's Annual Report on Form 10-K, for the fiscal year ended June 30, 2004, filed with the U.S. Securities and Exchange Commission on September 28, 2004.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)




                                                                                        March 31,              June 30,
                                                                                          2005                  2004
                                                                                        ----------             --------
                                                                                       (Unaudited)
Assets
Current:

  Cash and cash equivalents (including cash equivalent investments of $187
            and $1,191, respectively)                                                        $ 4,498               $ 3,388

  Restricted cash                                                                              3,847                 1,695
  Accounts receivable, less allowance for doubtful accounts of $2,186 and $2,312,            100,184                73,162
respectively

  Rebates receivable                                                                          42,923
                                                                                                                    34,764
  Inventory                                                                                    6,320                 3,252
  Due from affiliates                                                                             17                    18
  Deferred tax assets                                                                          3,260                 2,711
  Other current assets                                                                         3,370
                                                                                                                     2,093
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                   164,419               121,083

  Property, equipment and software development costs, net                                     12,014                10,597
  Intangible assets, net of accumulated amortization of $2,992 and $2,106,                     4,232                 3,788
respectively
  Goodwill                                                                                    99,997                86,964
  Other assets                                                                                   757                 3,717
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                        $  281,419            $  226,149
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Liabilities, Redeemable Preferred Equity, and Common Stockholders' Equity (Deficit)
Current Liabilities:

  Accounts payable and accrued expenses                                                   $  187,534            $  147,572
  Revolving credit facility and loans payable-current                                          1,875                    53
  Current portion of capital lease obligations                                                    27                   327
  Income taxes payable                                                                         1,948                   837
  Other current liabilities                                                                    1,458                     -
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                               192,842               148,789

  Capital lease obligations, less current portion                                                 47                    13
  Long term loans payable and other liabilities                                                1,000                 3,877
  Deferred tax liability                                                                       5,363                 4,704
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                       199,252               157,383
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Redeemable Preferred Equity:

Redeemable convertible preferred stock $.10 par value; 15,000,000 shares
authorized, 6,956,522 issued and outstanding                                                  75,745                75,389

Common Stockholders' Equity (Deficit):

  Common stock, $.001 par value, 35,000,000 shares authorized, 9,355,249 and
  8,969,694 shares issued, 4,715,349 and 4,329,794 outstanding, respectively                       9                     9
  Additional paid-in-capital                                                                 112,760               104,890
  Accumulated deficit                                                                        (54,468)              (59,643)
  Treasury stock at cost, 4,639,900 shares                                                   (51,879)              (51,879)
---------------------------------------------------------------------------------------------------------------------------
     Total common stockholders' equity (deficit)                                               6,422               (6,623)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total Liabilities, Redeemable Preferred Equity, and Common
       Stockholders' Equity (Deficit)                                                     $  281,419            $  226,149
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
      See accompanying condensed notes to consolidated financial statements

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)




                                                                        Three months ended March      Nine months ended
                                                                                 March  31,                  March  31,
                                                                           2005           2004           2005          2004

Revenue (includes co-payments collected of $4,322, $901, $10,772 and $1,061, respectively; and excludes co-payments retained by
  the pharmacies of $74,932, $52,651, $203,623 and $152,491,         $     199,342  $     159,725  $     584,734  $    474,450
  respectively)

Cost of claims (excludes co-payments retained by the pharmacies of
  $74,932, $52,651, $203,623 and $152,491, respectively)                   177,150        142,909        520,940       428,441

-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
Gross Profit                                                                22,192         16,816         63,794        46,009

Selling, general and administrative expenses                                16,629         14,182         48,699        36,551
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------

Operating income                                                             5,563          2,634         15,095         9,458

Other income (expense):
Interest expense                                                              (167)          (114)          (534)         (519)
Interest income                                                                123            111            161           173
Other income, net                                                               16             10          1,777            90
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
                                                                              (28)              7          1,404         (256)
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------

Income before provision for income taxes                                     5,535          2,641         16,499         9,202
Provision for income taxes                                                   2,270          1,077          6,765         3,773
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
Net income                                                                   3,265          1,564          9,734         5,429
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
Beneficial conversion feature                                                    -         80,000              -        80,000
Preferred stock cash dividend                                                1,380            199          4,204           199
Accretion of transaction expenses                                              117             17            356            17
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
Net income (loss) available to common stockholders                   $       1,768  $    (78,652)  $       5,174  $   (74,787)
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
Earnings (loss) per common share:
  Basic                                                              $        0.39  $     (11.17)  $        1.16  $     (9.99)
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
  Diluted *                                                          $        0.27  $     (11.17)  $        0.81  $     (9.99)
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
Weighted average number of common shares outstanding:
  Basic                                                                      4,584          7,044          4,468         7,485
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
  Diluted *                                                                 12,123          7,044         12,090         7,485
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------
-------------------------------------------------------------------- -- ----------- -- ----------- -- ----------- -- ----------



      See accompanying condensed notes to consolidated financial statements

     * = For the three months and nine months ended March 31, 2005, the number of weighted average diluted shares was calculated using the "as if converted" method for the redeemable preferred stock.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                  Nine months ended
                                                                                                      March 31,
                                                                                              2005                       2004
                                                                                            -------                    -------
Cash flows from operating activities:
           Net income                                                                     $   9,734                   $  5,429
             Adjustments to reconcile net income to net cash
              provided by operating activities:

                Depreciation and amortization                                                 4,682                      4,135
                Amortization of deferred gain                                                   (92)                      (333)
                Net gain on disposal of capital assets                                            -                        316
                Provision for doubtful accounts                                                 756                        847
                Compensation expense accrued to officer/stockholder                               -                         37
                Deferred income taxes                                                           901                       (400)
             Changes in assets and liabilities, net of effect from acquisitions:
                Restricted cash                                                                 582                        745
                Accounts receivable                                                         (24,585)                   (13,633)
                Rebates receivable                                                           (2,058)                    (4,762)
                Inventory                                                                    (3,068)                    (1,410)
                Other current assets                                                         (1,954)                      (727)
                Due to/from affiliates                                                            1                        235
                Other assets                                                                  3,327                        (81)
                Accounts payable and accrued expenses                                        10,321                     26,172
                Income taxes payable and other current liabilities                            6,828                      2,502
                Other long term liabilities                                                    (925)                     1,343
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                      4,450                    20,415
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
             Capital expenditures                                                            (4,295)                    (5,550)
             Repayment of loan from affiliate                                                     -                      2,660
             Repayment of loan from officer                                                       -                        107
             Acquisition of PCN, net of cash acquired                                         3,153                          -
             Acquisition of Integrail                                                             -                       (13)
             Acquisition of Inteq                                                             (139)                          -
             Acquisition of PPP, net of cash acquired                                         (358)                    (3,658)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (1,639)                    (6,454)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
             Proceeds from exercise of stock options                                         3,251                      2,632
             Proceeds from issuance of preferred stock, net of offering costs                                          75,262
             Purchase of treasury stock in tender offer including related costs                                       (51,130)
             Proceeds from revolving credit facility                                       695,758                    624,095
             Repayment of revolving credit facility                                       (695,796)                  (639,723)
             Payment of preferred stock dividends                                           (4,204)                      (199)
             Deferred financing costs                                                         (367)                       143
             Repayment of debt and capital lease obligations                                  (343)                      (379)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                         (1,701)                     10,701
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                    1,110                      24,662
Cash and cash equivalents at beginning of period                                             3,388                       5,222
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $  4,498                  $   29,884
------------------------------------------------------------------------------------------------------------------------------

      See accompanying condensed notes to consolidated financial statements

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (All $ in thousands, except share and per share amounts)
                                   (Unaudited)

28


1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc. (the "Company" or "Health Card") and its wholly owned subsidiaries, Pharmacy Associates, Inc. ("PAI"), Interchange PMP, Inc. ("PMP"), Centrus Corporation ("Centrus"), National Medical Health Card IPA, Inc. ("IPA"), Specialty Pharmacy Care, Inc. ("Specialty"), Integrail, Inc. ("Integrail"), NMHCRX Mail Order, Inc. ("Mail Order"), NMHCRX Contracts, Inc. ("Contracts"), Portland Professional Pharmacy and Portland Professional Pharmacy Associates (collectively, "PPP" or "Ascend"), Inteq Corp. and Inteq TX Corp. (collectively, "Inteq"), PCN DE Corp. and Pharmaceutical Care Network (collectively, "PCN") and PBM Technology Inc. ("PBM Tech") (See Note 4). Also included on a consolidated basis are the accounts of NMHC Funding, LLC
("Funding"), a limited liability company of which the Company and its subsidiaries are the owners of all of the membership interests. Unless the context otherwise requires, references herein to the "Company" or "Health Card" refer to the Company and its subsidiaries, on a consolidated basis. All material inter-company balances and transactions have been eliminated in consolidation.

     The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and substantially in the form prescribed by the U.S. Securities and Exchange Commission (the "SEC") in instructions to Form 10-Q and in Article 10 of Regulation S-X. Accordingly, the interim financial information does not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of the Company's management, the March 31, 2005 and 2004 unaudited interim financial statements include all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended June 30, 2004. The results of operations for the nine month period ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the full year.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended June 30, 2004 (the "Annual Report") filed with the SEC.

2. STOCK-BASED COMPENSATION

     Pro forma information regarding net income applicable to common stockholders is required by SFAS 123, "Accounting for Stock-Based Compensation," which also requires that the information be determined as if the Company has accounted for its stock options under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for these options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants in the nine months ended March 31, 2005 and 2004: no dividend yield, weighted-average expected life of the option of between three and seven years, risk-free interest rate of between 3.40% and 4.46% and between 2.81% and 2.83% respectively, and a volatility of between 72.2% and 75%, and 83.2%, respectively, for all grants. The weighted-average value of options granted is $14.71 and $8.75 for the nine months ended March 31, 2005 and 2004, respectively.

     The Company follows the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The Company adopted SFAS No. 148 effective December 31, 2002.

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:


                                                                         Three Months Ended March 31,
                                                              ----------------------------------------------------
                                                              -------------------------- -------------------------
                                                                        2005                       2004
     Reported net income (loss) available to
       common stockholders                                       $       1,768            $     (78,652)
     Stock compensation expense included in net
       income available to common                                            -                      200
       stockholders
     Pro forma compensation expense                                     (1,092)                    (652)
     Pro forma net income (loss) available to
       common stockholders                                        $        676               $  (79,104)
     Pro forma earnings (loss) per share:
       Basic                                                      $       0.15               $   (11.23)
       Diluted                                                    $       0.13               $   (11.23)



                                                                          Nine Months Ended March 31,
                                                              ----------------------------------------------------
                                                              -------------------------- -------------------------
                                                                        2005                       2004
     Reported net income (loss) available to
       common stockholders                                         $      5,174            $    (74,787)
     Stock compensation expense included in net
       income available to common                                             -                     200
       stockholders
     Pro forma compensation expense                                      (3,492)                 (1,636)
     Pro forma net income (loss) available to
       common stockholders                                         $      1,682             $   (76,223)
     Pro forma earnings (loss) per share:
       Basic                                                       $       0.38             $    (10.18)
       Diluted                                                     $       0.33             $    (10.18)


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

     Statement 123(R) must be adopted by the Company no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on July 1, 2005.

     Statement 123(R) permits public companies to adopt its requirements using one of two methods:

     A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

     A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     The Company is currently evaluating these two methods to determine which method will be adopted and its effect on the financial statements.

     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be determined at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in this Note to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future, because they depend on, among other things, when employees exercise stock options and the fair value of the Company's stock on the date of exercise.

3. NEW MOUNTAIN TRANSACTION

     The Company entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the "purchase agreement"). Pursuant to the purchase agreement, the Company agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of series A 7% convertible preferred stock (the "series A preferred stock") at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80,000. On March 19, 2004, the Company completed the sale of the series A preferred stock to New Mountain Partners and used approximately $49,000 of the proceeds of the sale of the series A preferred stock to purchase, pursuant to a tender offer, 4,448,900 shares of the Company's issued and outstanding common stock (the "common stock") at $11.00 per share (collectively, the "New Mountain Transaction"). Prior to the closing of the New Mountain Transaction, Bert E. Brodsky, the former chairman of the board of directors, and certain stockholders related to him, held (assuming the exercise of 330,000 options and warrants held by Mr. Brodsky, which occurred in April
2004), in the aggregate, approximately 59% of the common stock and had agreed to tender 4,448,900 shares, or approximately 54% of the common stock, held by them, into the tender offer. No other stockholders tendered shares in the offer.

     Following the completion of the tender offer, and assuming the exercise of 330,000 options and warrants held by Mr. Brodsky, which occurred in April 2004, New Mountain Partners owned securities at March 19, 2004 that were initially convertible into approximately 64% of the common stock and prior to conversion of the series A preferred stock were entitled to cast that number of votes that is equal to approximately 60% of the Company's aggregate voting power. Following the closing of the New Mountain Transaction, New Mountain Partners was entitled to and did nominate and elect 60% of the members of the Company's board of directors.

     The Company used the remaining proceeds from the issuance and sale of the series A preferred stock of approximately $24,000, excluding expenses related to the closing of the New Mountain Transaction, for the Inteq Acquisition described in Note 4 - Business Acquisitions and for working capital purposes.

     The preferred stock provides for an initial annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary of issuance. The preferred stock is convertible into the Company's common stock at a price of $11.50 per share of common stock, or an aggregate of approximately 7,000,000 shares of the Company's common stock.

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

4. BUSINESS ACQUISITIONS

     On March 7, 2005, the Company acquired all of the outstanding stock of Pharmaceutical Care Network, a California corporation, from the California Pharmacists Association (the "PCN Acquisition"). The aggregate purchase price of the PCN Acquisition was $13,000 in cash. In addition, the Company has agreed to pay the California Pharmacists Association ("CphA") earn-outs, as additional purchase price, up to $30,000 over a period of three years if certain financial and performance targets are achieved. The funds for the payment of the purchase price in connection with the PCN Acquisition were obtained out of the Company's working capital and revolving credit facility (See Note 5). The PCN operations complement the Company's business while strengthening the Company's presence in the California marketplace as well as in the Medicaid managed care market.

     In addition to the $13,000 purchase price for the PCN Acquisition, there were $558 of acquisition related expenses incurred by the Company. Of the $13,000, $10,500 was paid to CPhA and certain of PCN's current and former employees who participated in its Long Term Incentive Plan, and $2,500 was deposited into escrow to secure CPhA's obligations under the purchase agreement. At the time of the acquisition, PCN had approximately $30,942 of assets which included $16,711 of cash, $2,734 of restricted cash, $3,204 of accounts receivable, $6,090 of rebates receivable, $1,139 of other assets, and $1,064 of property and equipment. They also had approximately $27,040 of liabilities which included $26,848 of claims and accounts payable, $97 of other current liabilities and $95 of other long-term liabilities. As a result of the PCN Acquisition, $2,747 of severance and exit costs have been accrued as of March 31, 2005 and recorded as additional goodwill. The acquisition was accounted for under the purchase method of accounting and the results of PCN's operations were included in the consolidated financial statements commencing as of the closing date of the PCN Acquisition. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $12,402. An independent valuation of intangible assets relating to the PCN Acquisition is not yet complete. The preliminary estimate of the components of this excess are customer relationships valued at $1,200, which is being amortized over ten (10) years and goodwill of $11,202, which will not be amortized for book purposes per SFAS 142. As of March 31, 2005, the financial and performance targets have not yet been met. Therefore, no additional earn-outs have been accrued.

     On April 1, 2004, the Company entered into an Asset Purchase Agreement with Inteq PBM, LP, a Texas limited partnership (the "Purchaser"), The INTEQ-RX Group, LLP and certain other owners named therein (together with The INTEQ-RX Group, LLP, the "The Inteq Group"), pursuant to which the Company agreed to acquire certain assets of the The Inteq Group relating to their pharmacy benefit management business (the "Inteq Acquisition"). The aggregate purchase price of the Inteq Acquisition was $31,500 in cash. In addition, the Company has agreed to pay The Inteq Group, as additional purchase price, up to $4,200 over a period of one year if the acquired PBM business achieves certain financial performance targets during the one-year period following the closing. Funds for the Inteq Acquisition were supplied from proceeds from the New Mountain Transaction (See
Note 3 - New Mountain Transaction) and from the Company's revolving credit facility (See Note 5). In connection with the Inteq Acquisition, several members of Inteq's management have remained with the Company as consultants during the transition period. The Inteq business complements the Company's business while strengthening the Company's presence in the Texas marketplace.

     The purchase price for the acquired assets of The Inteq Group was $31,500 of which $29,640 was paid in cash at closing and $1,860 was paid in the form of a promissory note. In addition, there were $572 of acquisition related expenses incurred by the Company. Of the $29,640, $24,900 was paid to The Inteq Group, and $4,740 was deposited into escrow to secure The Inteq Group's obligations under the purchase agreement. In addition, another $3,000, out of the $4,200 potential to be paid to The Inteq Group, was placed in escrow to secure the
Company's obligations to pay The Inteq Group additional purchase price if certain targets are achieved during the first year, and such escrowed amount is included in other assets in the consolidated balance sheet. The promissory note plus accrued interest at four percent (4%) per annum is due and payable in full on October 1, 2005. At the time of the acquisition, The Inteq Group had approximately $14,200 of assets which included $4,134 of cash, $7,938 of accounts receivable, $2,041 of rebates receivable, $47 of other assets, and $40 of property and equipment. They also had approximately $11,151 of liabilities which included $11,138 of claims and accounts payable and $13 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of Inteq's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $29,023, which consists of the following components: customer relationships valued at $1,800, which is being amortized over ten (10) years and goodwill of $27,223, which will not be amortized for book purposes per SFAS 142. In addition, the $3,000 placed in escrow will be released quarterly if earned and will be recorded as additional goodwill. To date, $1,024 out of a total potential of $4,200, of additional consideration has been earned, of which $957 was released from escrow on October 5, 2004, with an additional $67 released in January 2005. For tax purposes, the Company will amortize the goodwill and other intangibles over fifteen years.

     On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy ("PPRX"), Portland Professional Pharmacy Associates ("PRXA", and together with PPRX, "PPP" or "Ascend") and the individual shareholders (the "PPP Shareholders") to purchase all of the shares of PPP for $3,150 (the "PPP Acquisition"). PPP provides specialty-pharmacy services in a broad range of areas, including women's health, pediatric care, men's health and transplant. Funds for the PPP Acquisition were supplied by the Company's revolving credit facility that was put in place in January 2002 (see
Note 5). The Company has positioned PPP as a preferred provider with PPP's target markets while focusing on the extension of their specialty services to the Company's PBM division.

     The purchase price for the stock of PPP was $3,150. At the time of acquisition, PPP had approximately $1,664 of assets which included $177 of cash, $889 of accounts receivable, $539 of inventory and $59 of property and equipment. PPP also had approximately $1,423 of liabilities which included $609 of bank debt, which was paid off at closing, and $814 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of PPP's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $2,986, which consists of the following components: (i) customer relationships valued at $295, which is being amortized over seven (7) years; (ii) employment and non-compete agreements valued at $100 each, which are being amortized over four (4) years;
(iii) the Portland Professional Pharmacy trade name valued at $100 which is being amortized over four (4) years; and (iv) goodwill of $2,391, which will not be amortized for book purposes per SFAS 142. For tax purposes, the Company has made an election which will allow it to amortize the goodwill and other intangibles over fifteen years. In addition, the Company agreed to pay to the PPP Shareholders up to $7,000 over a three-year period if the PPP business achieved certain financial targets. To date, $1,333 has been earned and accrued, of which $358 has been paid in cash and $358 has been settled by the issuance of 12,650 shares of common stock, and the remaining $617 will be settled in September 2005.

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

     Half of the $1,400 purchase price was paid at the closing directly to the Sellers, and half was deposited into escrow (the "Escrowed Amount") as security for the performance of certain indemnification obligations of the Sellers. The Company acquired approximately $500 of HSL's assets which included $158 of property and equipment, $225 of software, $76 of prepaid expenses, and $41 of accounts receivable. The Company also agreed to assume approximately $500 of liabilities related to Integrail which included $166 of debt under capital leases, $75 of miscellaneous payables, and $259 due to HSL for prior equipment and services provided to Integrail by HSL. The acquisition was accounted for under the purchase method of accounting and the results of Integrail's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $1,719, which consists of the following components: (i) software and company know how valued at $797, which is being amortized over three (3) years; and (ii) goodwill of $922, which will not be amortized for book purposes per SFAS 142. For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. Funds for this transaction were supplied by the Company's revolving credit facility (see Note
5). With the achievement of certain operational milestones for the first 12 months specified in the Agreement, the entire Escrowed Amount was released to the Sellers in November 2003.

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

     The summarized unaudited pro forma results of operations set forth below for the three and nine months ended March 31, 2005 and 2004 assumes the PCN, Inteq and PPP Acquisitions had occurred as of the beginning of these periods.







                                                            Three Months Ended                Three Months Ended
                                                              March 31, 2005                    March 31, 2004
                                                            ------------------                ------------------
Revenue                                                    $       212,965                     $     201,430
 Net income                                                $         2,486                     $       1,475
 Net income (loss) available to common
   Stockholders                                            $           989                     $     (78,741)
 Earnings (loss) per common share:
   Basic                                                   $          0.22                     $      (11.18)
   Diluted                                                 $          0.21                     $      (11.18)
 Pro forma weighted-average number of common shares outstanding:
   Basic                                                             4,584                             7,044
   Diluted                                                          12,123                             7,044





                                                            Nine Months Ended                 Nine Months Ended
                                                              March 31, 2005                    March 31, 2004
 Revenue                                               $            628,672                $          599,819
 Net income                                               $           8,664                $            5,906
 Net income (loss) available to common
   Stockholders                                        $              4,104                $         (74,310)
 Earnings (loss) per common share:
   Basic                                               $               0.92                $           (9.93)
   Diluted                                             $               0.72                $           (9.93)
 Pro forma weighted-average number of common shares outstanding:
   Basic                                                              4,468                             7,485
   Diluted                                                           12,090                             7,485


     This pro forma financial information is presented for information purposes only. Pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of the acquired entity and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts. In addition, while PCN has traditionally recorded all revenue on a gross basis, we have adjusted the historical amounts to reflect certain contracts on a revenue basis consistent with NMHC's policies.

     The change in the carrying amount of goodwill for the nine months ended March 31, 2005 is as follows:


Balance as of June 30, 2004                                       $ 86,964
PCN acquisition                                                     11,202
Inteq acquisition                                                      139
Inteq additional consideration earned                                1,024
PPP additional consideration earned                                    668
                                                                 ---------
Balance as of March 31, 2005                                      $ 99,997


Approximately $80,922 of the Company's March 31, 2005 goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

Acquired intangible assets subject to amortization consisted of the following:


                                       March 31, 2005                              June 30, 2004
                           =======================================    ========================================

Asset Class                 Gross Carrying         Accumulated         Gross Carrying          Accumulated
                                Amount            Amortization              Amount            Amortization
Customer
  relationships               $   6,146          $      2,232             $    4,816         $       1,564
Non-compete agreements
                                    220                   143                    220                   105
Employment agreements
                                    186                   127                    186                   109
Trade name                          100                    29                    100                    10
Company know how
                                    572                   461                    572                   318
                           -------------        ---------------       ---------------      ---------------
                           -------------        ---------------       ---------------      ---------------
                               $  7,224          $       2,992            $    5,894           $     2,106
                           =============        ===============       ===============      ===============


5. DEBT

     On January 29, 2002, the Company and certain of its subsidiaries entered into a $40,000 secured revolving credit facility (the "revolving credit facility") with HFG Healthco-4 LLC, a specialty finance company. The term of the revolving credit facility expired on January 28, 2005 and there is no remaining obligation outstanding.

     On January 28, 2005, the Company and certain of its subsidiaries entered into a new five-year $65,000 cash flow based, line of credit with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. ("JPMorgan"). Subject to certain conditions including the consent of the existing lenders, the new line of credit may be increased by an aggregate of $35,000.

     Depending on the timing and dollar amount of each loan request, the Company will either borrow at a spread above LIBOR, the overnight Federal Funds rate or JPMorgan's prime rate. The initial spread will be 1.75% for LIBOR and Federal Funds loans and 0.75% for prime rate loans. After receipt of the Company's financial statements for the period ended June 30, 2005, the spreads will increase or decrease based on an interest rate grid that is tied to a ratio of debt to annual EBITDA.

     The new line of credit is secured by the Company's consolidated assets. The new facility requires the Company to be in compliance with financial and other covenants. The three defined financial covenants include: consolidated net worth; consolidated fixed charge ratio; and consolidated debt to EBITDA ratio. The Company was in compliance with all covenants at March 31, 2005.

6. STOCK OPTIONS

     During the nine months ended March 31, 2005, the Company granted 443,245 stock options and 141,381 stock options were cancelled for a net of 301,864 stock options under the 1999 Stock Option Plan, as amended (the "Plan"). The options granted during this period are exercisable at prices ranging from $19.80 to $29.06 and terminate five to ten years from the grant date. The total number of shares of common stock of the Company reserved by the Company for issuance under the Plan is 4,850,000 plus an indeterminable number of shares of common stock of the Company issuable pursuant to the anti-dilution provisions of the Plan or upon the exercise of "reload options." There are no options outstanding that contain the "reload" provision. There are 1,519,310 shares issuable pursuant to options granted under the Plan as of March 31, 2005.

7. EARNINGS PER SHARE

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:


                                                                                 Three Months Ended March 31,
                                                                             -----------------------------------
                                                                                      2005                 2004
                                                                                ------------         -----------
   Basic                                                                           4,583,773          7,043,809
   Effect of assumed exercise of employee stock options                              583,197                  -
   Effect of assumed exercise of warrants                                                  -                  -
   Effect of assumed conversion of redeemable convertible preferred stock
                                                                                   6,956,522
                                                                                                              -
   Diluted weighted average number of shares outstanding                          12,123,492          7,043,809

                                                                                 Nine Months Ended March 31,
                                                                             -------------------------------------
                                                                                       2005                 2004
                                                                             ------------------      -------------
   Basic                                                                             4,468,227          7,484,757
   Effect of assumed exercise of employee stock options                                664,938                  -
   Effect of assumed exercise of warrants                                                    -                  -
   Effect of assumed conversion of redeemable convertible preferred stock            6,956,522                  -
                                                                                    ----------          ----------
  Diluted weighted average number of shares outstanding                            12,089,687          7,484,757


     Basic net income per common share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. For the three and nine months ended March 31, 2005, diluted net income per share is computed by dividing the net income by the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options, warrants and redeemable preferred stock as if converted) outstanding during the period. For the three and nine months ended March 31, 2004, the diluted net loss per share is computed by dividing the net loss available to common stockholders by the weighted-average number of common shares and excludes dilutive potential common shares outstanding of approximately 2,316,582 and 1,340,654, respectively, as their effect is anti-dilutive.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:


                                                                             March 31,           June 30,
                                                                                2005               2004
                                                                           -----------          --------
Claims payable                                                                 110,576       $  102,259
Rebates payable to sponsors                                                     55,287           33,451
Trade and other payables and accrued expenses                                   21,671           11,862
                                                                           -----------          --------
                                                                           $   187,534       $  147,572


9. RELATED PARTY TRANSACTIONS

     The Company receives certain general, administrative and other services from an affiliate. The financial statements include allocations of these corporate expenses from affiliates, which management believes were made on a reasonable basis. General and administrative expenses related to transactions with affiliates included in the statement of income were $316 for the three months ended March 31, 2005 and $190 for the three months ended March 31, 2004. Included in the statement of income for the nine months ended March 31, 2005 and 2004 were general and administrative expenses related to transactions with affiliates of $914 and $668, respectively.

     The Company occupied approximately 26,500 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 until April 30, 2004 (the "Leased Premises"). The Company subleases a portion of the Leased Premises (the "Lease") from BFS Realty, LLC, an affiliate of the Company's former chairman and director (the "Affiliate"). As of November 1, 2001, the Company and the Affiliate amended the Lease. The Lease provided that, effective August 1, 2001, the rent payable by the Company would be an aggregate annual rent of $308. The Company makes monthly real estate tax, utilities and maintenance-expense payments to the Affiliate. The annual rent would increase by 5% per year during the term of the Lease.

     Additional space was built in the Leased Premises which allowed the Company to reconfigure its existing space and to move all of its employees in Port Washington into contiguous space. The Company and the Affiliate amended the Lease for the space on October 23, 2003 and April 26, 2004. Effective on the occupancy date of the new space, as of May 1, 2004, the Affiliate leased additional square footage in the Leased Premises to the Company. The total space leased by the Company is currently 37,108 square feet. The Lease provides that, effective May 1, 2004, the rent payable by the Company shall be an aggregate annual rent of $580 over a ten year term, plus expenses related to real estate taxes, utilities and maintenance. Annual rent increases will be based upon the Consumer Price Index plus 2.5% subject to a maximum annual cap of 3.5%. The Lease expires ten years from the occupancy date of May 1, 2004. In addition, the Company has early termination rights which it may exercise by delivery of a notice to the Affiliate 60 days prior to the end of the April 30, 2009 lease year. In consideration of such early termination rights, the Company would pay to the Affiliate the rent that would otherwise be payable by the Company to the Affiliate for the succeeding 30 months and subject to adjustments if the Affiliate is able to lease the Leased Premises to another party during said 30 month period. Leasehold improvements made to this space during the nine months ended March 31, 2005 were approximately $419.

10. MAJOR CUSTOMERS AND PHARMACIES

     For the three and nine months ended March 31, 2005, approximately 18% and 19%, respectively, of the consolidated revenue of the Company was from one plan sponsor, MVP Health Plan, Inc., administering multiple plans. For the three and nine months ended March 31, 2004, approximately 42% and 41%, respectively, of the consolidated revenue of the Company was from two plan sponsors administering multiple plans. Amounts due from the sponsor as of March 31, 2005 approximated $9.6 million.

     For the three and nine months ended March 31, 2005 approximately 11% of the cost of claims was from one pharmacy chain. Amounts payable to the pharmacy chain at March 31, 2005 were approximately $5.6 million. For the three months ended March 31, 2004, approximately 23% of the cost of claims was from two pharmacy chains. For the nine months ended March 31, 2004, approximately 17% of the cost of claims was from one pharmacy chain.

11. SUPPLEMENTAL CASH FLOW INFORMATION

     During the nine months ended March 31, 2005 and March 31, 2004, the Company paid $492 and $519 in interest, and $1,543 and $1,566 in income taxes, respectively.

12. LITIGATION

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plan Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The amended complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached its fiduciary duties by making a profit. MHP is seeking $3,000 dollars in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2,800 based on MHP's failure to pay under a contract. On July 5, 2002, MHP agreed to make two payments in the amount of $1,340 and $1,360 to partially settle the Company's claims against MHP. MHP added a fiduciary duty claim, with respect to which the Company's motion to dismiss was denied. The Company continues to have counterclaims totaling over $200 against MHP for MHP's failure to pay the amounts it had agreed to pay the Company for goods and services. The Company argued its motion for partial summary judgment in February 2004, and is currently awaiting the court's decision on such motion. The Company intends to continue to vigorously defend the action. The Company is unable to provide an estimate of any particular loss, if any, which may be associated with the MHP claims.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


                                              OPERATING INCOME
                                              ($ in thousands)
                                          Three months ended March 31,
                                                                    Increase/
                                               2005                 (Decrease)                2004
                                        --------------------    -------------------    --------------------
                                        --------------------
   Revenue                                         $199,342                  24.8%                $159,725
   Cost of Claims                                   177,150                  24.0%                 142,909
                                        --------------------                           --------------------
                                        --------------------                           --------------------
   Gross profit                                      22,192                  32.0%                  16,816
   Selling, general, and
     administrative expense                          16,629                  17.3%                  14,182
                                        --------------------                           --------------------
                                        --------------------                           --------------------
   Operating Income                                  $5,563                 111.2%                  $2,634

                                              OPERATING INCOME
                                              ($ in thousands)
                                         Nine months ended March 31,
                                                                    Increase/
                                               2005                 (Decrease)                2004
                                        --------------------    -------------------    --------------------
                                        --------------------
   Revenue                                         $584,734                  23.2%                $474,450
   Cost of Claims                                   520,940                  21.6%                 428,441
                                        --------------------                           --------------------
                                        --------------------                           --------------------
   Gross profit                                      63,794                  38.7%                  46,009
   Selling, general, and
     administrative expense                          48,699                  33.2%                  36,551
                                        --------------------                           --------------------
                                        --------------------                           --------------------
   Operating Income                                 $15,095                  59.6%                  $9,458


Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Revenue increased $39.6 million, or approximately 24.8%, from $159.7 million for the three months ended March 31, 2004, to $199.3 million for the three months ended March 31, 2005. Revenue recognized for contracts recorded on a gross revenue basis was $158.9 million for the three months ended March 31, 2004 and $197.6 million for the three months ended March 31, 2005. Revenue recognized for contracts recorded on a net revenue basis was $0.8 million for the three months ended March 31, 2004 and $1.7 million for the three months ended March 31, 2005. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled (see Critical Accounting Policies and Estimates - Revenue Recognition). For those contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. Health Card includes in revenue only those co-payments collected in its mail order facility in Miramar, Florida. For the three months ended March 31, 2005, there was approximately $4.3 million of co-payments included in revenue versus $0.9 million for the three months ended March 31, 2004. Co-payments retained by pharmacies on prescriptions filled for Health Card's members and not included in Health Card's revenue were $74.9 million and $52.7 million, for the three months ended March 31, 2005 and 2004, respectively.

     Of the $39.6 million increase in revenue in the three months ended March 31, 2005, $12.3 million was attributable to the inclusion of revenue generated by Inteq which was included in the revenue for the quarter ended March 31, 2005, but not in the quarter ended March 31, 2004 and $5.5 million was attributable to the inclusion of revenue generated by PCN that was not included in the quarter ended March 31, 2004. Co-payments received from the Mail Order operations accounted for $3.4 million of the increase. Another approximately $31.2 million of the increase was due to revenue related to new sponsors or new services offered during the quarter ended March 31, 2005 excluding contracts recorded on a net revenue basis. An additional increase of approximately $8.9 million was attributable to other existing sponsors related to, among other things, higher costs for pharmaceuticals, availability of new drugs, plan participant growth and an increase in the average number of claims per plan participant, as well as changes in other miscellaneous revenue items. These revenue increases were offset by revenue decreases related to the termination of existing customer contracts leading to a reduction in revenue of approximately $21.7 million.

     Cost of claims increased $34.2 million, or approximately 24.0%, from $142.9 million for the three months ended March 31, 2004 to $177.2 million for the three months ended March 31, 2005. Inteq accounted for $10.6 million of this increase, and PCN accounted for another $4.8 million. Increases in cost of claims totaling approximately $39.5 million related to the activity of new sponsors as well as the growth in existing sponsors were partially offset by the loss of sponsors which reduced cost of claims by approximately $20.7 million (including a $1.1 million adjustment for previous pharmacy claims). As a percentage of revenue, cost of claims decreased from 89.5% to 88.9% for the three months ended March 31, 2004 and March 31, 2005, respectively. The contracts the Company recognized on a net revenue basis decreased the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis. In addition, the receipt of an additional $3.4 million in co-payments for the Mail Order operations resulted in a lower cost of claims as a percent of revenue, since no additional cost of claims are incurred related to these fees.

     Gross profit increased from $16.8 million for the three months ended March 31, 2004 to $22.2 million for the three months ended March 31, 2005; a $5.4 million, or 32.0%, increase. In addition to increases in gross profit related to the increases in revenue, Inteq added $1.7 million to gross profit and PCN added $0.7 million. The gross profit also increased by approximately $2.6 million from the expanding mail order and specialty operations. Net rebates retained by the Company added another approximately $0.4 million to gross profit. Gross profit, as a percentage of revenue, increased from 10.5% to 11.1% for the three months ended March 31, 2004 and March 31, 2005, respectively. The contracts the Company recognizes on a net revenue basis have the effect of improving the Company's gross margin as a percentage of revenue due to the fact that recorded revenue and cost is lower since only the administrative fees related to these contracts are recorded. Competitive pressures which have led to a decline in some prices that the Company charges to its sponsors have had the effect of partially offsetting the increases in gross margin described above.

     Selling, general, and administrative expenses increased $2.4 million, or approximately 17.3%, from $14.2 million for the three months ended March 31, 2004 to $16.6 million for the three months ended March 31, 2005. Included in selling, general and administrative expenses for the three months ended March 31, 2004 were approximately $1,881,500 of non-recurring expenses related to the New Mountain Transaction including: 1) transaction bonuses and a severance payment totaling $1,542,500, and 2) a non-cash compensation charge of approximately $339,000 related to the acceleration of stock options for two directors who resigned upon the closing of the New Mountain Transaction.
Excluding these non-recurring items, the increase in selling, general and administrative expenses was $4.3 million. Approximately $1.9 million of this increase in selling, general, and administrative expenses is related to the acquisition of Inteq and PCN. The major components of the $1.9 million increase in expenses related to the acquisitions: 1) salaries and benefits - approximately $0.9 million, 2) postage and supplies - approximately $0.1 million, 3) telephone and travel - approximately $0.1 million, 4) equipment and office rental - approximately $0.2 million, 5) depreciation and amortization - approximately $0.2 million, 6) license and support agreements - approximately $0.1 million, and 7) broker commissions - approximately $0.3 million. Another $0.5 million relates to costs incurred as a result of compliance with the Sarbanes-Oxley Act. In addition, salaries and benefits increased by $1.1 million over the prior year primarily due to increased headcount.

     General and administrative expenses charged by affiliates increased approximately $126,000, or 66%, year-over-year from approximately $190,000 to approximately $316,000 for the three months ended March 31, 2004 and March 31, 2005, respectively. The increase is the result of higher rent costs due to the expanded space in the Company's Port Washington, NY offices.

     Selling, general, and administrative expenses as a percent of revenue decreased from 8.9% for the three months ended March 31, 2004 to 8.3% for the three months ended March 31, 2005.

     For the three months ended March 31, 2004, the Company recognized other income, net, of approximately $7,000. For the three months ended March 31, 2005, the Company recognized other expense, net, of approximately $28,000. This increase in other expense was primarily due to a $53,000 increase in interest expense, offset by an increase in interest income, both of which were driven by higher interest rates.

     Income before the provision for income taxes increased approximately $2.9 million, or 110%, from approximately $2.6 million, for the quarter ended March 31, 2004, to approximately $5.5 million for the quarter ended March 31, 2005. The primary factor leading to this increase in income before income taxes was the rise in gross profit, offset by the increase in selling, general and administrative expenses related to the new acquisitions.

     The effective tax rate was approximately 41% for both periods presented. The tax rate of 41% represents the Company's current estimated tax rate for the full fiscal year.

     Net income for the quarter ended March 31, 2005 was approximately $3.3 million as compared to approximately $1.6 million for the quarter ended March 31, 2004, which is a 109% increase for such period. The increase in net income is attributable to the same factors causing the increase in income before income taxes.

     In addition, there were three charges against income (loss) available to common shareholders related to the New Mountain Transaction (See Note 3 of Part 1, Item 1). The first of these charges relates to preferred stock cash dividends, which amounted to approximately $1.4 million for the three months ended March 31, 2005 and $0.2 million for the three months ended March 31, 2004. The preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80 million), which decreases to 3.5% after the fifth anniversary of issuance. The dividends of approximately $1.4 million and $0.2 million represent the amount accrued and paid for the three months ended March 31, 2005 and March 31, 2004, respectively. The second charge is for the accretion of transaction expenses which were approximately $117,000 for the three months ended March 31, 2005, and $17,000 for the three months ended March 31, 2004. Certain transaction costs related to the New Mountain preferred stock investment of approximately $4.7 million were deducted from net proceeds and the carrying value of the preferred stock. These transaction costs are accreted to the preferred stock carrying value over the ten-year life of the preferred stock investment. The third charge is for the beneficial conversion feature and affects the quarter ended March 31, 2004. This $80 million, non-recurring, non-cash charge represents the difference between the fair market value of the Company's common stock on the date of the closing of the New Mountain Transaction and the effective conversion price of $11.29, and which is limited to the $80 million purchase price for the preferred stock.

     After deducting these three charges from net income there remained net income available to common stockholders of approximately $1.8 million for the three months ended March 31, 2005, as compared to a net loss available to common stockholders of approximately $78.7 million for the three months ended March 31, 2004.

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



                                                                                  Three Months Ended
                                                           -----------------------------------------------------------------
                                                           ------------------------------ ---- -----------------------------
                                                                  March 31, 2005                      March 31, 2004
                                                           ------------------------------      -----------------------------

Net income, as reported                                                        $   3,265                          $   1,564

Add back:
Transaction bonuses and severance payment,
  net of income tax benefit                                                            -                                910

Compensation charge related to the
  acceleration of directors options, net of                                            -                                200
  income tax benefit                                        ------------------------------      -----------------------------
Net income excluding non-recurring
  New Mountain Transaction items ( C )                                        $    3,265                         $    2,674

Less:
Preferred dividends                                                                1,380                                199
Accretion of transaction expenses                                                    117                                 17
                                                           ------------------------------      -----------------------------
Net income available to common
  shareholders excluding non-recurring New                                    $    1,768                         $    2,458
  Mountain Transaction items ( A )

Earnings per share excluding non-recurring New Mountain Transaction items:
  Basic ( ( A ) / ( B ) )                                                     $     0.39                          $    0.35
  Diluted ( ( C ) / ( D ) )                                                   $     0.27                          $    0.29

Weighted average number of shares outstanding:
   Basic ( B )                                                                     4,584                              7,044
   Diluted ( D )                                                                  12,123   *                          8,366


     * For the three months ended March 31, 2005, the number of weighted average diluted shares was calculated using the "as if converted" method for the redeemable preferred stock.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004

     Revenue increased $110.3 million, or approximately 23.2%, from $474.5 million for the nine months ended March 31, 2004, to $584.7 million for the nine months ended March 31, 2005. Revenue recognized for contracts recorded on a gross revenue basis was $472.6 million for the nine months ended March 31, 2004 and $580.5 million for the nine months ended March 31, 2005. Revenue recognized for contracts recorded on a net revenue basis was $1.9 million for the nine months ended March 31, 2004 and $4.2 million for the nine months ended March 31, 2005. The specific terms of the contracts that Health Card enters into with its sponsors will determine whether Health Card recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that Health Card recognizes net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. Health Card includes in revenue only those co-payments collected in its mail order facility in Miramar, Florida. For the nine months ended March 31, 2005, there was approximately $10.8 million of co-payments included in revenue versus $1.1 million for the nine months ended March 31, 2004. Co-payments retained by pharmacies on prescriptions filled for Health Card's members and not included in Health Card's revenue were $203.6 million and $150.2 million, for the nine months ended March 31, 2005 and 2004, respectively.

     Of the $110.3 million increase in revenue in the nine months ended March 31, 2005, $44.8 million was attributable to the inclusion of revenue generated by Inteq and another $5.5 million generated by PCN, which were included in the revenue for the nine months ended March 31, 2005, but not in the nine months ended March 31, 2004. In addition, $1.8 million of the increase was attributable to the PPP Acquisition, which took place on July 31, 2003 and therefore was only included in the revenue for eight of the nine months ended March 31, 2004. Co-payments received from the Mail Order operations accounted for $9.7 million of the increase. Another approximately $60.0 million of the increase was due to revenue related to new sponsors or new services offered during the nine months ended March 31, 2005 excluding contracts recorded on a net revenue basis. An additional increase of approximately $49.9 million was attributable to other existing sponsors related to, among other things, higher costs for pharmaceuticals, availability of new drugs, plan participant growth and an increase in the average number of claims per plan participant, as well as changes in other miscellaneous revenue items. These revenue increases were offset by revenue decreases related to the termination of existing customer contracts leading to a reduction in revenue of approximately $61.4 million.

     Cost of claims increased $92.5 million, or approximately 21.6%, from $428.4 million for the nine months ended March 31, 2004 to $520.9 million for the nine months ended March 31, 2005. Inteq accounted for $39.3 million, PCN accounted for $4.8 million and PPP accounted for another $1.4 million of the increase. Increases in cost of claims totaling approximately $105.0 million related to the activity of new sponsors as well as the growth in existing sponsors were partially offset by the loss of sponsors which reduced cost of claims by approximately $58.0 million (including a $1.1 million adjustment for previous pharmacy claims). As a percentage of revenue, cost of claims decreased from 90.3% to 89.1% for the nine months ended March 31, 2004 and March 31, 2005, respectively. The contracts the Company recognized on a net revenue basis decreased the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis. In addition, the receipt of an additional $9.7 million in co-payments for the Mail Order operations resulted in a lower cost of claims as a percent of revenue, since no additional cost of claims are incurred related to these fees.

     Gross profit increased from $46.0 million for the nine months ended March 31, 2004 to $63.8 million for the nine months ended March 31, 2005, which is a $17.8 million, or 38.7%, increase for such period. In addition to increases in gross profit related to the increases in revenue, Inteq added $5.6 million to gross profit and PCN added $0.7 million. The gross profit also increased by approximately $8.1 million from the expanding mail order and specialty operations. Net rebates retained by the Company added another approximately $3.4 million to gross profit. Gross profit, as a percentage of revenue, increased from 9.7% to 10.9% for the nine months ended March 31, 2004 and March 31, 2005, respectively. The contracts the Company recognizes on a net revenue basis have the effect of improving the Company's gross margin as a percentage of revenue due to the fact that recorded revenue and cost is lower since only the administrative fees related to these contracts are recorded. Competitive pressures which have led to a decline in some prices that the Company charges to its sponsors have had the effect of partially offsetting the increases in gross margin described above.

     Selling, general, and administrative expenses increased $12.1 million, or approximately 33.2%, from $36.6 million for the nine months ended March 31, 2004 to $48.7 million for the nine months ended March 31, 2005. Included in selling, general and administrative expenses for the nine months ended March 31, 2004 were approximately $1,881,500 of non-recurring expenses related to the New Mountain Transaction including: 1) transaction bonuses and a severance payment totaling $1,542,500, and 2) a non-cash compensation charge of approximately
$339,000  related to the  acceleration  of stock  options for two  directors who resigned upon the closing of the New Mountain Transaction. Excluding these non-recurring items, the increase in selling, general and administrative expenses was $14.0 million. Approximately $8.4 million of this increase in selling, general, and administrative expenses is related to the new acquisitions and expanding mail order operations. The major components of the $8.4 million increase in expenses related to new services were: 1) salaries and benefits - approximately $3.4 million, 2) postage and supplies - approximately $0.8 million, 3) telephone and travel - approximately $0.3 million, 4) equipment and office rental - approximately $1.1 million, 5) depreciation and amortization - approximately $0.9 million, 6) license and support agreements - approximately $0.4 million, and 7) broker commissions - approximately $1.5 million. Another $0.6 million relates to costs incurred as a result of compliance with the Sarbanes-Oxley Act. In addition, salaries and benefits increased by $2.1 million over the prior year primarily due to increased headcount.

     General and administrative expenses charged by affiliates increased approximately $246,000, or 37%, year-over-year from approximately $668,000 to approximately $914,000 for the nine months ended March 31, 2004 and March 31, 2005, respectively. The increase is the result of higher rent costs due to the expanded space in the Company's Port Washington, NY offices.

     Selling, general, and administrative expenses as a percent of revenue increased from 7.7% for the nine months ended March 31, 2004 to 8.3% for the nine months ended March 31, 2005.

     For the nine months ended March 31, 2004, the Company recognized other expense, net, of approximately $0.3 million. For the nine months ended March 31, 2005, the Company recognized other income, net, of approximately $1.4 million. The primary component of the approximately $1.7 million increase in other income was the realization of a non-recurring $1.7 million gain from an insurance claim which represented the excess of the insurance proceeds over the carrying value of the assets covered by the claim.

     Income before the provision for income taxes increased approximately $7.3 million, or 79%, from approximately $9.2 million, for the nine months ended March 31, 2004, to approximately $16.5 million for the nine months ended March 31, 2005. The primary factors leading to this increase in income before income taxes were the rises in gross profit and other income, offset by the increase in selling, general and administrative expenses related to the new activities.

     The effective tax rate was approximately 41% for both periods presented. The tax rate of 41% represents the Company's current estimated tax rate for the full fiscal year.

     Net income for the nine months ended March 31, 2004 was approximately $5.4 million as compared to approximately $9.7 million for the nine months ended March 31, 2005; a 79% increase. The increase in net income is attributable to the same factors causing the increase in income before income taxes.

     In addition, there were three charges against income (loss) available to common shareholders related to the New Mountain Transaction (See Note 3 of Part 1, Item 1). The first of these charges relates to preferred stock cash dividends, which amounted to approximately $4.2 million for the nine months ended March 31, 2005 and $0.2 million for the nine months ended March 31, 2004. The preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80 million), which decreases to 3.5% after the fifth anniversary of issuance. The dividends of approximately $4.2 million and $0.2 million represent the amount accrued and paid for the nine months ended March 31, 2005 and March 31, 2004, respectively. The second charge is for the accretion of transaction expenses which were approximately $356,000 for the nine months ended March 31, 2005 and $17,000 for the nine months ended March 31, 2004. Certain transaction costs related to the New Mountain preferred stock investment of approximately $4.7 million were deducted from net proceeds and the carrying value of the preferred stock. These transaction costs are accreted to the preferred stock carrying value over the ten-year life of the preferred stock investment.

     After deducting these three charges from net income there remained net income (loss) available to common stockholders of approximately $5.2 million for the nine months ended March 31, 2005, as compared to a net loss of approximately $74.8 million for the nine months ended March 31, 2004.

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

                                                                                  Nine Months Ended
                                                           -----------------------------------------------------------------
                                                           ------------------------------ ---- -----------------------------
                                                                  March 31, 2005                      March 31, 2004
                                                           ------------------------------      -----------------------------
                                                           ------------------------------

Net income, as reported                                                        $   9,734                          $   5,429

Add back:
Transaction bonuses and severance payment,
  net of income tax benefit                                                            -                                910
Compensation charge related to the
  acceleration of directors options, net of                                            -                                200
  income tax benefit

                                                           ------------------------------      -----------------------------
Net income excluding non-recurring
  New Mountain Transaction items ( C )                                        $    9,734                         $    6,539

Less:
Preferred dividends                                                                4,204                                199
Accretion of transaction expenses                                                    356                                 17

                                                           ------------------------------      -----------------------------
Net income available to common
  shareholders excluding non-recurring New                                    $    5,174                         $    6,323
  Mountain Transaction items ( A )

Earnings per share excluding non-recurring New Mountain Transaction items:
  Basic ( ( A ) / ( B ) )                                                     $     1.16                          $    0.84
  Diluted ( ( C ) / ( D ) )                                                   $     0.81                          $    0.74

Weighted average number of shares outstanding:
   Basic ( B )                                                                     4,468                              7,485
   Diluted ( D )                                                                  12,090   *                          8,578


     * For the nine months ended March 31, 2005, the number of weighted average diluted shares was calculated using the "as if converted" method for the redeemable preferred stock.

Liquidity and Capital Resources

     The Company's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. Effective July 2003, the Company requires cash to carry inventory in its mail order and specialty pharmacy facilities. Also, the Company requires cash to execute its strategy of pursuing acquisitions of other PBM companies or of companies providing related services. As of March 31, 2005, the Company had a working capital deficit of $28.4 million as compared to a working capital deficit of $27.7 million as of June 30, 2004. The primary reason for the reduction in working capital was the PCN Acquisition, offset by the profit generated by the Company during the nine months ended March 31, 2005. The Company has now acquired seven companies since July 2000 utilizing primarily cash. This has had the effect of increasing the Company's working capital deficits until sufficient profitability is earned to offset these deficits.

     Net cash provided by operating activities was $4.5 million for the nine months ended March 31, 2005, compared to $20.4 million for the nine months ended March 31, 2004. Cash flows from operating activities were impacted negatively in the fiscal 2005 period, and cash provided by investing activities was positively impacted, as a result of the timing of the closing of the PCN Acquisition, which occurred on March 7, 2005.

     A component of cash provided by operating activities is the net change in assets and liabilities from the beginning to the end of the reporting period. The effect of changes in assets and liabilities acquired in a business combination are included in the statement of cash flows as of the acquisition date through the end of the reporting period.

     In calculating the Company's cash flows for the nine months ended March 31, 2005, the Company included the acquired balances of PCN as of March 7, 2005 in measuring cash provided by operating activities. The PCN Acquisition closing date occurred at a time during PCN's billing and paying cycle when accounts receivable had decreased significantly following collection of a large portion of its February 28, 2005 receivables. This resulted in a large cash balance, the majority of which was earmarked for payment within the next few days to the various dispensing pharmacies. Since PCN accounts receivable was significantly higher at March 31, 2005 compared to March 7, 2005 (relative to accounts payable), the timing of the PCN Acquisition negatively impacted the Company's consolidated cash from operations by approximately $12.6 million for the nine months ended March 31, 2005. The Company's cash flows from operations for the nine months ended March 31, 2005, without giving effect to the PCN Acquisition, would have been $17.1 million.

     The large PCN cash balance at the closing date was reported as a $3.2 million source of cash, or cash provided by investing activities, calculated by subtracting the $13.5 million acquisition price and related costs from the $16.7 million of cash acquired.

     While cash flow from operating and investing activities excluding the impact of the PCN acquisition are not measures of financial performance under U.S. generally accepted accounting principles, they are provided as information for investors for analysis purposes in evaluating the effect of the PCN acquisition on cash flow from operating and investing activities. Cash flow from operating and investing activities excluding the impact of the PCN acquisition is not meant to be considered a substitute or replacement for cash flow from operating and investing activities as prepared in accordance with U.S. generally accepted accounting principles. The reconciliation from cash flow from operating and investing activities to cash flow from operating and investing activities excluding the impact of the PCN acquisition, is as follows:


                                                                              For the nine months ended
                                                                        March 31, 2005        March 31, 2004
                                                                          (unaudited)         (unaudited)
                                                                        --------------       ---------------

Net cash provided by operating activities, as reported                    $     4,450        $   20,415

Impact of PCN on cash flow from operations
for the period March 7 - March 31, 2005                                        12,656                 -

Net cash provided by operating activities, excluding the impact
of the PCN acquisition                                                   $      17,106      $    20,415
Net cash used in investing activities, as reported                       $     (1,639)      $    (6,454)

Impact of PCN acquisition at March 7, 2005 on cash flow
from investing activities                                                      (3,104)                -

Net cash used in investing activities, excluding the impact
of the PCN acquisition                                                    $    (4,743)     $     (6,454)
Cash and cash equivalents at end of period, as reported                   $     4,498      $     29,884

Impact of PCN acquisition at March 7, 2005 and PCN's
operations for the period March 7 - March 31, 2005                              9,552                 -

Cash and cash equivalents at end of period, excluding
the impact of the PCN acquisition                                        $     14,050     $      29,884


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

     Net cash used in investing activities was $1.6 million for the nine months ended March 31, 2005, as compared to $6.5 million for the nine months ended March 31, 2004. This decrease of $4.9 million in net cash used in investing activities was the result of a decrease in capital expenditures of $1.3 million along with a reduction in the cash paid for the PPP Acquisition of $3.3 million, offset by the receipt of $2.7 million in the nine months ended March 31, 2004 relating to officer and affiliate loans less $3.2 million generated from the PCN Acquisition. The cash payments of $358,000 during the nine months ended March 31, 2005 for the PPP Acquisition are for additional payments due under the earn-out provision (See Note 4 of Part 1, Item 1). The Company has accrued $617,000 through March 31, 2005 as additional purchase price related to the earn-out provision, which will be paid in September 2005.

     During the nine months ended March 31, 2005, the Company used $1.7 million from financing activities compared to receiving $10.7 million in the nine months ended March 31, 2004. This decrease of $12.4 million is the result of $75.3 million from the issuance of the Company's series A preferred stock net of $51.1 million for the purchase of the Company's shares in the tender offer (See Note 3 of Part 1, Item 1) in the nine months ended March 31, 2004. Further, in the nine months ended March 31, 2004, cash was reduced by a $15.6 net repayment under the revolving credit facility compared to no net activity in the nine months ended March 31, 2005. Finally, an additional $4.0 million was paid for dividends on the convertible preferred stock during the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 along with an increase in cash paid for financing costs of $0.5 million, offset by an additional $0.7 million in proceeds from the exercise of stock options compared to the prior year.

     On January 28, 2005, the Company entered into a five-year $65.0 million cash flow based, line of credit with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. ("JPMorgan"). Subject to certain conditions, the new line of credit may be increased by an aggregate of $35.0 million. The line of credit facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, which are consolidated net worth, consolidated fixed charge ratio and consolidated debt to EBITDA ratio. As of March 31, 2005 there was no principal balance outstanding under the line of credit facility, and the Company was in compliance with its financial covenants.

Two of these financial covenants are based upon the EBITDA (earnings before interest, taxes, depreciation and amortization) generated by the Company over specified periods of time. These covenants, consolidated fixed charge ratio and consolidated debt to EBITDA ratio, are evaluated by the lender as a measure of the Company's liquidity and its ability to meet all of its obligations under the credit facility. EBITDA is presented as cash flow from operations plus or minus the net changes in assets and liabilities and the changes in certain non-cash reconciling items from net cash from operations to net income over the reported periods. While EBITDA is not a measure of financial performance or liquidity under generally accepted accounting principles, it is provided as information for investors for analytical purposes in light of the financial covenants referred to above. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with accounting principles generally accepted in the United States. EBITDA, which increased by approximately $7.9 million or 58%, from $13.7 million for the nine months ended March 31, 2004 to $21.6 million for the nine months ended March 31, 2005, is calculated as follows (see Consolidated Statement of Cash Flows comprising Item 1 hereof for more details):


                                                    Nine Months Ended March 31,
                                                   2005                      2004
                                            ---------------------- ---------------------
                                            ---------------------- ---------------------
Cash flow from operations                         $   4,450               $   20,415
Provision for income taxes                            6,765                    3,773
Interest expense, net                                   373                      346
Net change in assets and
  liabilities                                        11,531                  (10,384)
Non-cash items to reconcile
  net cash from operations to                        (1,565)                    (467)
  net income
                                            ---------------------- ---------------------
                                            ---------------------- ---------------------

EBITDA                                           $   21,554               $   13,683
                                            ====================== =====================


     The Company has entered into various capital lease transactions for hardware and software. The Company has also assumed various capital leases through its acquisitions. In addition, three capital leases have been assumed as a result of the PCN Acquisition.

     The Company has entered into various real estate operating leases with both related and unrelated parties. The Company has entered into various operating leases and a sale-leaseback with unrelated third parties for office equipment. These leases have different payment terms and expiration dates. The Company also entered into a sale-leaseback operating lease of certain fixed assets (principally computer hardware and externally developed software) with an affiliate of the Company's former chairman and director. See Note 11 to the Consolidated Financial Statements comprising Item 8 of Form 10-K for the year ended June 30, 2004 for a further description of these various leases.

     The total future payments under these contractual obligations as of March 31, 2005, are as follows:


Contractual Obligations                              Payments Due by Period
($ in thousands)
                                                                                                            More than
                                          Total           Less than         1-3 Years          3-5           5 Years
                                                           1 Year                             Years
                                        -----------     --------------      ----------      ----------      ----------
                                        -----------     --------------      ----------      ----------      ----------
Long Term Debt                          $        -      $           -      $        -      $        -      $        -
Capital Lease Obligations                       74                 27              47               -               -
Operating Leases                            22,763              6,647           8,437           4,390           3,289
Sale-leasebacks                                245                140             105               -               -
                                        -----------     --------------      ----------      ----------      ----------
                                        -----------     --------------      ----------      ----------      ----------
   Total Contractual Cash
        Obligations                     $   23,082      $       6,814      $    8,589      $    4,390      $    3,289
                                        ===========     ==============      ==========      ==========      ==========


     The shareholders of the Inteq Group are eligible to receive additional compensation of up to $4.2 million, if certain financial targets are met over the first year. Of this potential amount, $3.0 million was deposited in escrow at the time of closing. As of March 31, 2005, $1.0 million has been earned and released from escrow.

     The shareholders of PPP are eligible to receive additional consideration of up to $7.0 million, if certain financial targets are met over the first three years. Such amounts earned are payable within 45 days after the first, second, and third anniversary of the date of acquisition. In the sole discretion of the Company, up to 50% of any amounts earned can be paid in the Company's stock in lieu of cash. For the year ended July 31, 2004, $716,010 has been earned and was paid on September 15, 2004. Of this amount, $358,005 was paid in cash and $358,005 was satisfied by the issuance of 12,650 shares of common stock. For the period of August 1, 2004 through March 31, 2005, an additional $617,000 has been earned and accrued as additional purchase price that will be settled in September 2005.

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

     The Company entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the "purchase agreement"). Pursuant to the purchase agreement, the Company agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of series A preferred stock at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80 million. On March 19, 2004, the Company completed the sale of the series A preferred stock to New Mountain Partners and used approximately $49 million of the proceeds of the sale of the series A preferred stock to purchase, pursuant to a tender offer, 4,448,900 shares of the Company's outstanding common stock at $11.00 per share. Prior to the closing of the New Mountain Transaction, Bert E. Brodsky, the former chairman and member of the board of directors, and certain stockholders related to him, held (assuming the exercise of 330,000 options and warrants held by Mr. Brodsky, which occurred in April 2004), in the aggregate, approximately 59% of the Company's outstanding common stock and had agreed to tender 4,448,900 shares, or approximately 54% of the Company's outstanding common stock, held by them, into the tender offer. No other shareholders tendered shares in the offer.

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

     The Company anticipates that current cash positions and available credit facilities, after its seven acquisitions together with anticipated cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of the Company's stated goals to acquire other pharmacy benefit management companies and companies providing related services. Depending on the Company's evaluation of future acquisitions, additional cash may be required to complete these acquisitions. In addition, the Company will require cash to acquire inventory for its mail order and specialty distribution operations. In the event that the Company's plans change or its assumptions prove to be inaccurate, or the proceeds from the new revolving credit facility and the New Mountain Transaction prove to be insufficient to fund operations and acquisitions, the Company could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to the Company, if at all.


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

          (d)Rebates are recognized when the Company is entitled to them in accordance with the terms of its arrangements with drug manufacturers, third party rebate administrators, andsponsors, and when the amount of the rebates is determinable. The Company records the gross rebate receivable and the appropriate payable to the sponsors based on estimates, which are subject to final settlement. The estimates are based upon the claims submittedand the Company's rebate experience, and are adjusted as additional information becomes available.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 - CONTROLS AND PROCEDURES

     Disclosure controls and procedures are the controls and procedures designed to ensure that information that the Company is required to disclose in its reports under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods required. They include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management in order to allow timely decisions regarding required disclosure.

     Under the supervision and with the participation of management, chiefly the Company's principal executive officer and the Company's principal financial officer, Health Card evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2005. Based on that evaluation, the Company's principal executive officer and the Company's principal financial officer have concluded that these controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in this period that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The legal proceeding described below should be read in conjunction with the legal proceeding disclosure in the following earlier reports: Part I, Item 3 and
Note 11 to the consolidated financial statements of Health Card's Annual Report on Form 10-K for the year ended June 30, 2004.

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plan Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The amended complaint alleges, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleges that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached its fiduciary duties by making a profit. MHP is seeking $3 million dollars in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2.8 million based on MHP's failure to pay under a contract. On July 5, 2002, MHP agreed to make two payments in the amount of $1.34 million and $1.36 million to partially settle the Company's claims against MHP. MHP added a fiduciary duty claim, with respect to which the Company's motion to dismiss was denied. The Company continues to have counterclaims totaling over $200,000 against MHP for MHP's failure to pay the amounts it had agreed to pay the Company for goods and services. The Company argued its motion for partial summary judgment in February 2004, and is currently awaiting the court's decision on such motion. The Company intends to continue to vigorously defend the action. The Company is unable to provide an estimate of any particular loss, if any, which may be associated with the MHP claims.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibits


Exhibit
Number   Description of Exhibit

2.1      Stock Purchase Agreement dated July 31, 2003, among Health Card and Portland
         Professional Pharmacy, Portland Professional Pharmacy Associates and the individuals listed on Schedule I thereto (3)
2.2      Amended and Restated Stock Purchase Agreement dated November 26, 2003 by and between Health Card and New Mountain Partners, L.P. (8)
2.3      Asset Purchase Agreement among Health Card, Inteq PBM, LP, Inteq-RX Group,
         LLP, and the individuals named therein dated April 1, 2004 (6)
2.4      Stock Purchase Agreement dated March 7, 2005 among Health Card, PCN Acquisition Corp.,
         Pharmaceutical Care Network and California Pharmacists Association (13)
3.1      Certificate of Incorporation of Health Card (2)
3.2      Certificate of Amendment to the Certificate of Incorporation of Health Card (7)
3.3      Amended and Restated By-Laws of Health Card (7)
3.4      Amended and Restated Audit Committee Charter (7)
4.1      Form of Warrant Agreement, including form of Representatives' Warrants (1)
4.2      Certificate of Designation, Preferences and Rights of Series A 7% Convertible Preferred Stock of Health Card (7)
10.1     Credit Agreement dated January 28, 2005 among Health Card, the Lenders party thereto and JPMorgan Chase, as Administrative
         Agent (12)
10.2     Stock Option Agreement between Health Card and James Bigl dated July 22, 2003 (3)
10.3     Stock Option Agreement between Health Card and Agnes Hall dated August 1, 2003 (3)
10.4     Stock Option Agreement between Health Card and David Gershen dated August 1, 2003 (3)
10.5     Stock Option Agreement between Health Card and Tery Baskin dated August 1, 2003 (3)
10.6     Stock Option Agreement between Health Card and Patrick McLaughlin dated August 1, 2003 (3)
10.7     Sixth Amendment to Employment Agreement, dated October 30, 2003, by and between National Medical Health Card Systems, Inc.
         and James J. Bigl  (5)
10.8     Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development Corporation and NMHCRx Mail
         Order, Inc. (3)
10.9     AmerisourceBergen Prime Vendor Agreement, dated July 21, 2003 between NMHCRx Mail Order, Inc. d/b/a NMHCmail and
         AmerisourceBergen Drug Corporation (3)
10.10    Release, dated October 30, 2003, by Sandata Technologies, Inc. and Sandsport, Inc. (5)
10.11    Amendment to Lease Agreement, dated as of October 23, 2003, by and among BFS Realty, LLC and National Medical Health Card
         Systems, Inc. (5)
10.12    Amendment to Lease Agreement (30 Sea Cliff), dated as of October 30, 2003 between Living in Style, LLC and National Medical
         Health Card Systems, Inc. (5)
10.13    Amendment to Lease Agreement (32 Sea Cliff), dated as of October 30, 2003 between Living in Style, LLC and National Medical
         Health Card Systems, Inc. (5)
10.14    Second Amendment to Employment Agreement, dated October 30, 2003 by and between National Medical Health Card Systems, Inc.
         and Bert E. Brodsky (5)
10.15    Amended and Restated Employment Agreement dated June 14, 2004 between National Medical Health Card Systems, Inc. and James
         J. Bigl (9)
10.16    Form of Stock Option Agreement between National Medical Health Card Systems, Inc. and Non-Employee Directors dated May 4,
         2004 for a grant of 15,000 shares of common stock (9)
10.17    Form of Stock Option Agreement between National Medical Health Card Systems, Inc. and Non-Employee Directors dated May 4,
         2004 for a grant of 20,000 shares of common stock (9)
10.18    Employment Agreement dated August 30, 2004 between National Medical Health Card Systems, Inc. and James Smith (11)
10.19    Employment Agreement dated October 4, 2004 between National Medical Health Card Systems, Inc. and Bill Masters (11)
10.20    Stock Option Agreement dated August 31, 2004 between National Medical Health Card Systems, Inc. and James Smith (11)
10.21    Stock Option Agreement dated October 4, 2004 between National Medical Health Card Systems, Inc. and Bill Masters (11)
10.22    Form of Stock Option Agreement between National Medical Health Card Systems, Inc. and Senior Management dated December 20,
         2004
10.23    Form of Stock Option Agreement between National Medical Health Card Systems, Inc. and Non-Employee Directors dated December
         21, 2004
14.      Amended and Restated Code of Ethics (10)
31.1     Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2     Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1     Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act
32.2     Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act


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

     (13) Denotes document filed as an exhibit to Health Card's Form 8-K filed on March 11, 2005 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.

                                  (Registrant)

Date:  May 16, 2005                 By: /s/James F. Smith
                                           James F. Smith
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                    By: /s/ Stuart F. Fleischer
                                            Stuart F. Fleischer
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                                                    EXHIBIT 31.1


                    CERTIFICATION PURSUANT TO RULES 13a-14(a)
            and 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

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

     4. The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant, and we have:

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

          c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

     5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

         Date: May 16, 2005

                                       /s/ James F. Smith
                                           James F. Smith
                                           President and Chief Executive Officer
                                          (Principal Executive Officer)

                                                                   EXHIBIT 31.2


             CERTIFICATION PURSUANT TO RULES 13a-14(a) and 15d-14(a)
                   UNDER THE SECURITIES EXCHANGE ACT OF 1934

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

     4. The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant, and we have:

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

          c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

     5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 16, 2005
                                         /s/ Stuart F. Fleischer
                                             Stuart F. Fleischer
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                                                  EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of National Medical Health Card Systems, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James F. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/ James Smith
James F. Smith
President and Chief Executive Officer
(Principal Executive Officer)
May 16, 2005

                                                                  EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of National Medical Health Card Systems, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart F. Fleischer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Stuart F. Fleischer
Stuart F. Fleischer
Chief Financial Officer
(Principal Financial Officer)
May 16, 2005