Form 10-K
period 2005-06-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2005-09-22
CIK 813562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                     For the fiscal year ended June 30, 2005

|_| Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

Registrant's telephone number, including area code: (800) 251-3883

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, $.001 par value per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, as quoted on the NASDAQ National Market on December 31, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $101,133,786.

     Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 4,847,660 shares of common stock outstanding as of September 8, 2005.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement for its 2005 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K, which will be filed no later than October 28, 2005.


                                     INDEX
                                                                                      Page No.

Forward Looking Statements                                                               3

                                     PART I

Item 1.    Description of Business                                                       3

Item 2.    Description of Property                                                      35

Item 3.    Legal Proceedings                                                            36

Item 4.    Submission of Matters to a Vote of Security Holders                          36

                                     PART II

Item 5.  Market for Registrant's Common Equity; Related Stockholder Matters             37
          and Issuer Purchases of Equity Securities

Item 6.  Selected Financial Data                                                        38

Item 7.  Management's Discussion and Analysis of Financial Condition and                40
          Results of Operations

Item 7A. Quantitative and Qualitative Disclosures about Market Risk                     59

Item 8.  Financial Statements and Supplementary Data                                    59

Item 9.  Changes in and Disagreements on Accounting And Financial Disclosure            59

Item 9A. Controls and Procedures                                                        59

                                    PART III

Item 10. Directors and Executive Officers of Registrant                                 63
          Compliance with Section 16(a) of the Exchange Act

Item 11. Executive Compensation                                                         63

Item 12. Security Ownership of Certain Beneficial Owners and Management                 63
          and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions                                 63

Item 14. Principal Accountant Fees and Services                                         63

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules                                     64

Signatures                                                                              67



                             INTRODUCTORY STATEMENTS

Forward Looking Statements

     When used herein, the words "may," "could," "estimate," "believe," "anticipate," "think," "intend," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and other factors, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. For a discussion of such risks and uncertainties, including risks relating to pricing, competition in the bidding and proposal process, our ability to consummate contract negotiations with prospective clients, dependence on key members of management, government regulation, acquisitions and affiliations, the market for pharmacy benefit management ("PBM") services, and other factors, readers are urged to carefully review and consider various disclosures made by National Medical Health Card Systems, Inc. ("NMHC") which attempt to advise interested parties of the factors which affect NMHC's business, including, without limitation, the disclosures made under the caption "Description of Business" in Item 1 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K. MNHC makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.


                                     PART I


Item 1.           DESCRIPTION OF BUSINESS.

     The following description of our business should be read in conjunction with the information elsewhere in this Form 10-K. References in this Form 10-K to "we," "our," "us," or the "Company," refer to NMHC.

General

     NMHC provides a full range of integrated pharmacy benefit management services to health maintenance organizations, employer groups, third party administrators, corporations, unions, and local government through our flexible benefits designs, comprehensive clinical programs and advanced information systems. In addition, we operate a health information company through our wholly-owned subsidiary, Integrail, Inc. ("NMHC Integrail"), a mail service pharmacy through our wholly-owned subsidiary, NMHCRX Mail Order, Inc. ("NMHCmail"), and a specialty pharmacy through our wholly-owned subsidiary, NMHC Ascend ("NMHC Ascend"). Our mission is to improve our clients' members' health through the timely delivery of effective pharmaceutical care and health information management systems. NMHC was incorporated in the State of New York in 1981 and reincorporated in the State of Delaware in February of 2002. Our executive offices are located in Port Washington, New York.

Recent Acquisitions and Developments

Pharmaceutical Care Network Acquisition

     On  March  7,  2005,  NMHC  acquired  all  of  the  outstanding   stock  of
Pharmaceutical Care Network, a California corporation ("PCN"), from the California Pharmacists Association (the "PCN Acquisition"). The aggregate purchase price of the PCN Acquisition was $13 million in cash. NMHC has also agreed to pay the California Pharmacists Association ("CPhA") earn-outs, as additional purchase price, up to $30 million over a period of three years if certain financial and performance targets are achieved. In connection with the PCN Acquisition, NMHC used funds out of its working capital and its JPMorgan credit facility (as described below) for the payment of the purchase price. The PCN operations complement NMHC's business while strengthening NMHC's presence in the California marketplace as well as in the Medicaid managed care market.

     In addition to the $13 million purchase price for the PCN Acquisition, there were $561,000 of acquisition related expenses incurred by NMHC. Of the $13 million, $10.5 million was paid to CPhA and certain of PCN's current and former employees who participated in its Long Term Incentive Plan, and $2.5 million was deposited into escrow to secure CPhA's obligations under the purchase agreement. As of June 30, 2005, $225,000 has been accrued based upon the tentative achievement of the financial and performance targets.

New JPMorgan Credit Facility

     On January 28, 2005, NMHC and certain of its subsidiaries entered into a new five-year $65 million cash flow based, line of credit with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. ("JPMorgan"). The JPMorgan credit facility replaced NMHC's $40 million secured revolving credit facility (the "revolving credit facility) with HFG Healthco-4 LLC, a specialty finance company, which expired on January 28, 2005. Subject to certain conditions including the consent of the existing lenders, the new line of credit with JPMorgan (the "JPMorgan credit facility") may be increased by an aggregate of $35 million.

     Depending on the timing and dollar amount of each loan request, NMHC will either borrow at a spread above LIBOR, the overnight Federal Funds rate or JPMorgan's prime rate. The initial spread will be 1.75% for LIBOR and Federal Funds loans and 0.75% for prime rate loans. After receipt of NMHC's financial statements for the period ended June 30, 2005, the spreads will increase or decrease based on an interest rate grid that is tied to a ratio of debt to annual EBITDA.

     The JPMorgan credit facility is secured by NMHC's consolidated assets and requires NMHC to be in compliance with financial and other covenants. The three defined financial covenants include: consolidated net worth; consolidated fixed charge ratio; and consolidated debt to EBITDA ratio. NMHC was in compliance with such covenants at June 30, 2005.

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

Company Overview

     Sponsors of pharmacy benefit plans managed by NMHC are located throughout the United States, and include managed care organizations, local governments, unions, corporations, HMO's, employers and third party health care plan administrators. Sponsors retain NMHC to manage the prescription plans that they maintain for the benefit of their plan participants. NMHC provides sponsors with a comprehensive pharmacy benefits management plan through four integrated services programs:

          - Pharmacy Benefits Management: Management of prescription drug programs for sponsors delivered through NMHCRX.

          - Health Information Management: Decision support services that transform physician and patient data into actionable information to improve care while managing pharmacy and medical costs delivered through NMHC Integrail.

          - Mail Service Pharmacy: Technology-enabled mail service pharmacy for chronic therapy medications delivered through NMHCmail.

          - Specialty Pharmacy: Management for specialty pharmacy programs including women's health, pediatric care, men's health and transplant delivered through NMHC Ascend.

                                   THE COMPANY

Pharmacy Benefits Management

     NMHC provides to sponsors, including HMOs, employers, local governments, union groups and third party administrators, management of prescription drug programs through a wide variety of services including:

        o       Claims Management
        o       Pharmacy Network
        o       Benefit Design Consultation
        o       Drug Review & Analysis
        o       Formulary Design and Disease Information Services
        o       Data Access, Reporting & Information Analysis
        o       Physician Profiling

     NMHC's pharmacy benefits management services are delivered under the name NMHCRX.

Claims Management

     Claims Processing. Each sponsor's plan participant is issued a health card which identifies the plan participant and the sponsor. The card may be utilized at any one of the pharmacies participating in our national pharmacy network and the sponsor's plan. NMHC allows the plan participant to purchase approved prescription drugs and the other physician-prescribed items, with the plan participant paying a deductible and/or co-payment amount, if any, to the pharmacy.

     In the ordinary case, plan participants present their health card together with a physician's prescription to a participating pharmacy. The pharmacist, using standard industry software, enters each claim on the pharmacy's computer and the claim is electronically communicated to NMHC for on-line real time processing. If the prescription is for a drug listed on the sponsor's approved drug list, our on-line claims management system will confirm that the submitted claim is in conformity with the plan's terms and conditions, and the pharmacist is advised of the appropriate co-payment and deductible, if any, to be collected from the plan participant. The on-line claims management system will also advise the pharmacist of the payment the pharmacy will receive from NMHC. In addition, our on-line claims management system sends appropriate messages regarding preferred drugs, contraindications, or any number of other potential interventions, based upon plan participants' existing claims history with NMHC. The prescription is then dispensed by the pharmacist to the plan participant, who pays the appropriate co-payment and/or deductible amount and signs a signature log maintained by the participating pharmacy. Plan participants are provided with a list of pharmacies participating in NMHC's pharmacy network. Plan participants may alternatively choose to fill prescriptions at a non-participating pharmacy and would then have to submit a paper claim to NMHC for reimbursement. Occasionally a plan participant's claim is rejected or a prior authorization is required based on plan parameters, in which case the participant may be referred to the plan's sponsor or to our customer service department.

     Invoicing   and   Payments.   Sponsors   are   generally   charged  (i)  an
administration fee for each prescription filled, (ii) an amount for the prescription dispensed, and (iii) a dispensing fee for filling such prescription. Sponsors pay us for such amounts and we pay an individually negotiated amount to the participating independent and chain pharmacies, which amount may be at a discount to the amount charged to the sponsors. Plan participants filing for direct payment receive an allowable payment which is usually specified by the sponsor. See "The Company - Pharmacy Network" below, and Note 1 to the Consolidated Financial Statements comprising Item 8 hereof.

     Rebate Administration. Drug manufacturers may issue rebates in connection with the use of certain prescription drugs. We submit claims for rebates for specified sponsors pursuant to an agreement with a rebate administrator (the "Administrator") effective as of July 1, 2001, as amended. Based on the agreement, the payment of rebates is contingent upon NMHC adopting the Administrator's formulary for our specified sponsors. We submit the claims for the specified sponsors to the Administrator. The Administrator submits our rebate claims, and may submit such claims along with rebate claims of others, to the appropriate drug manufacturer, pursuant to the agreements the Administrator has negotiated with these drug manufacturers. Our agreement with the Administrator provides that it is obligated to pay us a per claim fee, within a specified period of time after each quarter. The Administrator retains a portion of the total rebates as an administrative fee. The term of the agreement with the Administrator expires on December 31, 2007 and may not be terminated by either party prior to such date.

     Pursuant to an agreement between NMHC and Specialty Pharmacy Care, Inc. ("Specialty"), a wholly owned subsidiary of NMHC, we submit claims for rebates to Specialty for certain of our sponsors. Specialty performs the services of a rebate administrator for which it is paid an administrative fee. Specialty has entered into approximately fifty separate agreements with drug manufacturers. While the terms of each agreement between Specialty and the drug manufacturers are unique, the basic concept is the same. Such agreements generally provide that we must list the specified products of each of the drug manufacturers on our approved formularies with the specified sponsors. NMHC's P&T Committee approves the clinical efficacy and appropriateness of such formulary drugs prior to listing the products on any approved formularies. For a discussion of the P&T Committee, see "- Formulary Design and Disease Information Services." We may not refer, either directly or indirectly, any competing products over the specified drug manufacturer's products except for reasons of medical appropriateness. The drug manufacturers are obligated to pay rebates within a specified period of time after NMHC submits its claims, based on agreed upon specified percentages which can vary based on certain contractual criteria. The manufacturer contracts provide for either (i) a fixed percentage access rebate or (ii) a baseline rebate based on NMHC's initial claims and would be obligated to pay incremental rebates based on increases beyond the baseline.

     All, part, or none of the rebates received by NMHC from drug manufacturers or the rebate administrators may be remitted to certain of our sponsors, depending upon the terms of our agreements with each sponsor. See Item 7 hereof.

Pharmacy Network

     NMHC maintains a pharmacy network that includes both retail and mail options. Our agreements with many pharmacies do not require us to make payments within a specified period. However, we know from experience that timely payment is a significant consideration of the pharmacies. NMHC endeavors to process claims promptly and obtain funds from sponsors prior to making payments to participating pharmacies, but there can be no assurance that sponsors will pay us in a timely fashion. The loss of a substantial portion of the pharmacies in the pharmacy network would have a material adverse effect on our business, operating results and financial condition. See Item 7 hereof.

     Retail Pharmacy Network Management. NMHC maintains a comprehensive multi-state network of participating pharmacies. Both the retail and mail order components of the pharmacy network, including NMHC's own facility, are managed by our on-line claims management system. Certain of NMHC's sponsors require us to maintain a pharmacy network with specified numbers of pharmacies in various locations to serve plan participants. Our retail pharmacy network consists of over 53,000 pharmacies, with the result that cards issued by NMHC are recognized in over 98.5% of pharmacies in the U.S.

Benefit Design Consultation

     NMHC assists sponsors in defining their financial and employee-benefit objectives for their prescription drug benefit plans and in developing a program to meet such objectives. Our staff analyzes and provides recommendations to sponsors regarding how to improve their plan performance based upon the sponsor's objectives. General areas of focus include:

        -      Participant cost - sharing levels (i.e., deductibles and co-pays)
        -      Covered and excluded drugs
        -      Clinical management strategies
        -      Alternate programs and services

     Once a plan design has been implemented, the clinical and account management staff monitors plan performance for customer satisfaction and cost effectiveness, and may periodically recommend changes to the plan.

Drug Review and Analysis

     Our drug review and analysis services include prospective reviews of potential claims and concurrent and retrospective reviews of submitted claims. These include a series of on-line reviews which permit a pharmacist filling a prescription to examine the plan participant's claims history for:

        -   drug interactions
        -   premature refills of prescriptions
        -   duration and duplication of therapy
        -   pregnancy and breast feeding precautions
        -   geriatric or pediatric precautions
        -   compliance with prescriptions
        -   other contraindications

     NMHC transmits such information to the dispensing pharmacist for information purposes only - not to replace the prescribing physician's or the dispensing pharmacist's professional judgment. Our consulting department retrospectively analyzes the drug utilization patterns of plan participants for each sponsor. We may then recommend changes in the sponsor's plan design, preferred drug management, and disease information systems initiatives to contain costs or to better serve the plan participants.

Formulary Design and Disease Information Services

     Formulary Design. NMHC has established a Pharmacy & Therapeutics Committee (the "P&T Committee") currently comprised of physicians and pharmacists, with independent provider representation from across the country. The P&T Committee's primary responsibility is to assist sponsors in designing a well managed, therapeutically appropriate, cost-effective preferred drug listing or "formulary." The goal of the P&T Committee is to enable sponsors to optimize plan participant care through drug policy development and education. The P&T Committee typically meets quarterly and performs the following functions:

          - provides information to sponsors to ensure that the covered drugs of
     each  plan   reflect  the  current   standard  of  medical   practice   and
     pharmacology;

          - evaluates drugs for clinical efficacy prior to cost considerations for inclusion in a plan as a preferred drug;

          -   analyzes   current    literature   for   safety,    efficacy   and
     cost-effectiveness of covered drugs;

          - provides recommendations on drug therapy and utilization;

          - evaluates drug review and analysis programs and criteria;

          - recommends those drugs which require prior authorization from the sponsor; and

          - reviews the associated guidelines for those drugs' proper use

     The committee currently consists of eleven members plus the chairman each with expertise in specific practice areas. In addition, consultants to this core are called upon to participate on an ad hoc basis. We believe that the P&T Committee is organized and operates in a manner that ensures the objectivity and credibility of its recommendations. P&T Committee members are required to submit Conflict of Interest Statements identifying any significant investment, interest, association or relationship that might interfere with their independent judgment or recommendations as committee members. None of the current members have disclosed any such interests.

     We strive to provide plan sponsors with a formulary  that promotes the most
clinically   appropriate  and  cost  effective   medications  in  drug  therapy,
independent of manufacturer bias.

     Disease Information Services. Through its disease information services, NMHC provides information to sponsors that is intended to enable them to enhance their prescription benefit plans and to improve the treatment of plan participants with certain medical conditions. In providing disease information services, based upon recommended drug and treatment guidelines, NMHC:

        -    reviews and analyzes drugs prescribed and prescriptions dispensed;
        -    recommends plan guidelines; and
        -    conducts plan participant and physician profiling.

     By analyzing plan participants' pharmacy claims patterns, we can provide information to sponsors and health care providers, assisting in the early identification of patients whose care might be improved through additional or alternative medication treatments. We have developed disease information systems covering cardiovascular and gastrointestinal conditions, behavioral health, migraines, diabetes and asthma, among others.

     Our disease information services utilize the recommended drug and treatment guidelines, changes in the drug and treatment guidelines, current medical literature and its own assessments to identify plan participants "at-risk" for a particular disease. If the disease information services identify participants "at-risk" for particular diseases, we may provide the recommended drug and treatment guidelines to sponsors, treating physicians and plan participants. If requested by the sponsor, NMHC monitors a participant's compliance with the recommended drug and treatment guidelines, including prescription usage. If it appears, based upon our analysis of the participant's claims history, that the recommended drug and treatment guidelines are not being applied, we may, if requested by the sponsor, contact the physician, via either telephone or letter, suggesting additional options. Physician performance and adherence to the recommended drug and treatment guidelines are monitored by using our information systems.

Data Access, Reporting and Information Analysis

     NMHC's on-line claims management system enables us to efficiently provide sponsors with:

          - On-line system access whereby the sponsor is able to update and maintain certain plan areas such as participant eligibility

          - Periodic utilization and financial reports, which our representatives utilize to assist sponsors regarding benefit design, cost containment initiatives, disease information initiatives, generic equivalents programs and formulary management

          - Plan performance indicators and ad hoc reporting through our proprietary decision support tool, known as INFO.

Physician Profiling

     NMHC will, at the request of either a physician or a sponsor, analyze (i.e., profile) a physician's prescription history and consult with either the physician or the sponsor about the physician's prescribing pattern. We might, for example, discuss alternatives to therapies that the physician regularly prescribes based on the drug and treatment guidelines. This practice is designed to enhance the therapeutic benefits received by the plan participant and, where possible, to achieve cost savings. It is also designed to promote conformity with plan benefits and the recommended drug and treatment guidelines.

Health Information Management

     NMHC's health information management services are delivered through our wholly-owned subsidiary, NMHC Integrail, operating out of Latham, New York. Acquired by us in November 2002, NMHC Integrail provides comprehensive strategic services to analyze and predict outcomes for both medical and pharmacy data. The focus of NMHC Integrail's offerings is to help improve quality of care while managing pharmacy and medical costs. NMHC Integrail's services are provided to payers and sponsors, such as managed care organizations, physician hospital organizations, independent practice associations (IPAs), employer groups, third party administrators, and Taft-Hartley trust funds.

     NMHC Integrail's work in the area of predictive modeling has resulted in the development of product and service offerings that enable clients to identify future healthcare risk and provide solutions to better manage the clinical and economic implications of the risk. These predictive modeling products allow NMHC Integrail to recommend interventions as well as other services that will deliver cost savings and future cost avoidance.

Mail Service Pharmacy

     Mail service pharmacy is generally used by plan participants as a cost effective means of minimizing the inconvenience resulting from repeated trips to retail pharmacies to fill prescriptions; this is especially common when a plan participant with a chronic condition receives long-term drug therapy. In addition, the plan participant generally saves money through a reduction in the number of co-payments he would have paid had the prescriptions been filled repeatedly at a retail pharmacy. Further, with mail service pharmacy, the sponsor is typically charged a lower dispensing fee and a lower cost for prescription ingredients compared to those charged by a retail pharmacy.

     We opened our mail service pharmacy, NMHCmail, operating out of Miramar, Florida on July 1, 2003. Plan participants submit prescriptions, primarily for maintenance medications, to NMHCmail via mail. Refill requests may be submitted via mail, telephone, fax or the internet. The operations of NMHCmail are automated, featuring bar code and scanning technology to route and track orders, computerized dispensing of medications and computer-generated mailing labels. To ensure quality control of the dispensation of prescriptions, NMHCmail is equipped with automated quality control features and a licensed pharmacist inspects each prescription.

     Sponsors using the mail service of Express Pharmacy, NMHC's primary mail service vendor prior to operating its own mail service pharmacy, have nearly all been transitioned to the mail pharmacy services of NMHCmail. Claims submitted by mail service pharmacies are managed using NMHC's on-line claims management system and are subject to the same review and verification as those claims submitted by retail pharmacies.

     In addition, we dispense specialty pharmaceuticals from our Portland, Maine facility. For a discussion of our specialty pharmacy business, see "Specialty Pharmacy."

Specialty Pharmacy

     NMHC's specialty pharmacy program is delivered through its wholly-owned subsidiaries, PRXA and PPRX, both doing business as NMHC Ascend. NMHC Ascend manages high cost self-injected medications and compounded prescriptions requiring special handling for some of its sponsors and for Medicaid and Medicare recipients. Recently, this class of medications has become a more significant percentage of our sponsors' pharmacy budget. This growth is a function of increased utilization as well as an increase in the number of available treatment agents. Diseases treated by specialty pharmacy medication include: HIV/AIDS, Hepatitis-C, Multiple Sclerosis, Hemophilia, Gaucher's Disease, Chronic Renal Failure, Infertility, Rheumatoid Arthritis, Crohn's Disease, Human Growth Hormone Deficiency, Psoriasis, Oncology, Transplant, and Respiratory Syncytial Virus (RSV).

     The specialty pharmacy services manage utilization of these agents on two levels: first, at a macro level, by identifying trends in utilization patterns, recommending protocols based on nationally accepted guidelines, and monitoring compliance; second, on a micro level, by NMHC Ascend managing guidelines for its patients to ensure appropriate dispensing and ongoing compliance.

     In addition, NMHC aids sponsors in identifying patients for its specialty program either through medical claims information provided by the sponsor or in conjunction with existing drug profiles. Once identified, patients may receive some, or all, of the following services:

        - Delivery to a location of the patient's choice (home delivery or delivery to the patient's primary care physician or specialist);
        -      Educational materials about therapies and disease states;
        -      Drug and disease information services;
        -      Pharmacist hotline;
        -      Assignment of benefits; and
        -      Study protocols and financial assistance program information

     Along with providing the above services, NMHC Ascend has relationships with biotech and drug manufacturers to be a part of their dispensing network of pharmacies.

Sponsors

Agreement with Sponsors

     NMHC's sponsors are located throughout the United States. Sponsors include managed care organizations, local governments, unions, corporations, HMO's and third party health care plan administrators of prescription drug programs. Our sponsors are typically asked to sign a standard form of pharmacy benefit management agreement that governs our relationship with that sponsor. Pursuant to this standard agreement, NMHC pays claims and furnishes other related services through a network of pharmacies. The sponsor provides the details of the plan to be managed, along with a list of all covered participants and eligibility updates. The sponsor is liable for all charges incurred by unauthorized access unless we were notified in writing or electronically of ineligibility. We are obligated to ensure that an adequate number of member pharmacies are available, furnish a description of the plan to the pharmacies, require such pharmacies to comply with the member pharmacy agreement, and process claims. We are also obligated to furnish the sponsor with a semi-monthly account statement which includes a summary of claims costs in the preceding period, and a description of the drugs which are included and excluded from the plan.

     Pursuant to the standard agreement, the sponsor is obligated to pay the cost of claims to NMHC (less any cash advances paid) as semi-monthly statements are received by the sponsor. The account statement will also include an administrative amount due to us for the auditing, approval and payment of claims processed during the preceding period. The contracting party typically agrees to make all payments within a specified period after the billing cycle, except that any additional charges, for which a separate fee is agreed to by the parties, will be remitted by the contracting party within 30 days after receipt of billing from NMHC. We agree to maintain adequate records for the sponsor to determine its cost of drugs and the sponsor may review these records. While most of our larger sponsors negotiate other agreements with NMHC, many sponsors sign the standard form or a modified version of the standard form. The specific terms of each pharmacy benefit management agreement, including any incentive arrangements, are negotiated by NMHC on a case by case basis. While we may take into account factors such as the number of plan participants, margins and economies of scale, among others, in determining the terms of its arrangements with sponsors, NMHC generally does not use set guidelines when determining these terms. See Item 7 hereof.

     In October 1998, NMHC acquired National Medical Health Card IPA, Inc. ("IPA") which is an independent practice association under the laws of New York. NMHC acquired PSCNY IPA, Inc. ("PSCNY") as part of the Centrus acquisition in January 2002 (see Recent Acquisitions and Developments above and Note 3 to Consolidated Financial Statements comprising Item 8 hereof) and NMHC's IPA was subsequently dissolved. PSCNY was used by Centrus to contract with Health
Maintenance Organizations or providers containing financial risk-sharing provisions, which represents some of Centrus' largest sponsors. PSCNY's name was changed to National Medical Health Card IPA, Inc. in September 2002. IPA is subject to the regulatory authority of the Department of Health and the laws, rules and regulations applicable to independent practice associations in New York.

Significant Sponsors

     For the fiscal year ended June 30, 2005, MVP Health Plan, Inc. ("MVP") was the only sponsor that accounted for 10% or more of NMHC's total revenues.

     For the year ended June 30, 2005, revenues from MVP represented 18% of NMHC's revenue. The contract between MVP and a subsidiary of ours remains in effect until December 31, 2005 and has been renewed for an additional year.

Company Operations

Sales and Marketing

     NMHC markets its services through a sales and marketing department led by a direct sales force of Regional Sales Directors and external brokerage and consultant relationships. Our sales executives target sponsors throughout the United States. In addition, we contract with brokers and consultants who are retained to market our services to prospective sponsors for agreed upon fees based on the number of plan participants enrolled in an NMHC supported plan, and/or the number of claims processed under such plan. NMHC also attends numerous trade shows and uses advertising, public relations and marketing literature for sales support.

     We continue to make significant investments in sales and marketing initiatives, including the hiring of additional sales people. These efforts are expected to yield continuous improvements to our relationships with existing clients as well as to create access to new customers in major marketing areas.

     Furthermore, NMHC continues to expand its web presence (www.nmhcrx.com) as both a functional tool for clients to conduct the many value-added services provided by us, and as a portal for eligible plan participants to make inquiries and place orders. The web site offers a page dedicated to online services which allow plan participants to fill out customer service surveys, to obtain direct payment claim forms, and to access the pharmacy network listings. In addition, NMHC uses its web presence to make available specific resources to clients who have unique reporting and data management requests, including plan participant access to claims history. All plan participant information is subject to the most stringent security measures available in the industry, protecting patient confidentiality and meeting HIPAA compliance standards.

Information Systems

     Information Systems play a critical role in our business. Our on-line claims management system depends in large part on software licensed from unaffiliated third parties. By license agreements dated February 18, 1998 and November 1, 1995, NMHC and PCN, respectively, were granted non-exclusive and non-transferable perpetual licenses to use these unaffiliated third parties' claims adjudication software systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 hereof.

     We maintain extensive preventative measures to protect against disaster, including redundancy in processing, telecommunications and power sources.

     Our employees provide the required services to maintain and enhance NMHC's information systems infrastructure. Occasionally, outside, unaffiliated consultants are retained for additional expertise. Historically, we received data processing services and technology infrastructure consulting services from Sandata Technologies, Inc. and its subsidiaries ("Sandata"). Sandata is a private company of which Bert E. Brodsky, NMHC's former Chairman and director of the Board, is also Chairman, CEO, Treasurer and principal stockholder. NMHC has evaluated the services that Sandata has performed for it in the past, and has brought those services in-house by hiring employees with the needed skills. This has virtually eliminated our expenses payable to Sandata.

Suppliers

     In July 2003, NMHCmail entered into a 42 month agreement with a wholesale distributor, AmerisourceBergen, to be the primary supplier of pharmaceuticals for its mail service operations. We are currently negotiating other supplier contracts as well. We believe that our supplier arrangements will be adequate to fulfill our needs. NMHC Ascend also utilizes AmerisourceBergen for its purchases, as well as biotech firms for some of the newer drugs it provides.

Competition

     NMHC competes with numerous companies which provide the same or similar services. Some of our competitors have been in existence for longer periods of time and are better established than NMHC. Some of them also have broader public recognition, substantially greater financial and marketing resources than NMHC, and more experienced management. In addition, some of our sponsors and potential sponsors may find it desirable to perform for themselves those services now being rendered by NMHC. Furthermore, there is a distinct possibility that consolidation and alliances within the industry will adversely impact the operations and prospects for independent pharmacy benefit management companies such as NMHC.

     Our ability to attract and retain sponsors is substantially dependent on our capability to provide efficient and accurate claims management, utilization review services and related reporting, auditing and consulting services. We believe that the following factors help us successfully compete:

          - a successful record of delivering lower annual costs for our sponsors than national trends;

          - a broad base of experience in the information technology and pharmacy benefit management industries;

          - flexible and sophisticated on-line information systems, which integrate all of the data input, reporting, analysis, and access functions provided by NMHC;

          - a focus on customer service; and

          - transparency to sponsors.

Employees

     As of September 6, 2005, NMHC and its subsidiaries had 484 employees. Of the 484 total employees, 479 are full-time and five are part-time employees. We are not a party to any collective bargaining agreement and NMHC considers its relations with its employees to be satisfactory.

Risk Factors Affecting NMHC's Business

     We face intense competition in the pharmacy benefit management industry.

     We and other PBM companies compete primarily on the basis of price, service, reporting capabilities and clinical services. The PBM industry is very competitive and dominated by, in most cases, a few large, profitable and well-established companies with significantly greater financial and marketing resources, purchasing power and other competitive advantages. A limited number of national companies, including PBM companies such as Medco Health Solutions Inc., Express Scripts Inc. and Caremark Rx Inc. have an aggregate market share of approximately 70% of prescription volume. Our competitors also include drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. We may also experience competition from new competitors in the future. If we do not compete effectively with our competitors, our business and results of operations may suffer.

     We rely on a limited number of key clients for a significant portion of our revenues. The loss of any of these key clients as a result of competitive bidding for contracts, consolidation of clients or otherwise, could adversely affect our business, profitability and growth prospects.

     We depend on a limited number of clients for a significant portion of our revenue. Our top ten clients generated approximately 48%, and our top twenty clients generated approximately 59%, of the claims we processed in 2005, although no single client accounted for greater than 20% of our revenues.

     Many of our clients put their contracts out for competitive bidding prior to expiration. Competitive bidding requires costly and time-consuming efforts on our behalf and, even after we have won such bidding processes, we can incur significant expense in proceedings or litigation contesting the adequacy or fairness of these bidding processes. We could lose clients if they cancel their agreements with us, if we fail to win a competitive bid at the time of contract renewal, if the financial condition of any of our clients deteriorates or if our clients are acquired by, or acquire, companies with which we do not have contracts. Over the past several years, self-funded employers, TPAs and other managed care companies have experienced significant consolidation. Consolidations by their very nature reduce the number of clients who may need our services. A client involved in a merger or acquisition by a company that is not a client of ours may not renew, and in some instances may terminate, its contract with us. Our clients have been and may continue to be, subject to consolidation pressures. Our business, results of operations and financial condition could be adversely affected if we were to lose one or more of our significant clients.

     Demands by our clients for enhanced service levels or possible loss or unfavorable modification of contracts with our clients could negatively affect our profitability.

     As our clients face the continued rapid growth in prescription drug costs, they may demand additional services and enhanced service levels to help mitigate the increase in spending. We operate in a very competitive PBM environment, and as a result, we may not be able to increase our fees to compensate for these increased services which could negatively affect our profitability.

     Due to the term of our contracts with clients, if we are unable to extend those contracts or replace any lost clients, our future business and results of operation would be adversely affected.

     We currently provide PBM services to thousands of clients. Our contracts with clients generally do not have terms longer than three years and, in some cases, are terminable by the client on relatively short notice. Our larger clients generally seek bids from other PBM providers in advance of the expiration of their contracts. In addition, we believe the managed care industry is undergoing substantial consolidation, and another party that is not our client could acquire some of our managed care clients. In such case, the likelihood such client would renew its PBM contract with us could be reduced. If several of these large clients elect not to extend their relationship with us, and we are not successful in generating sales to replace the lost business, our future business and results of operations would be adversely affected.

     Our results of operations could suffer if we lose our pharmacy network affiliations.

     Our PBM operations are dependent to a significant extent on our ability to obtain discounts on prescription purchases from retail pharmacies that can be utilized by our clients and their members. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on short notice. If one or more of our top pharmacy chains elects to terminate its relationship with us or if we are only able to continue our relationship on terms less favorable to us, access to retail pharmacies by our clients and their health plan members, and our business, results of operations and financial condition could suffer. In addition, some large retail pharmacy chains either own or have strategic alliances with PBMs or could attempt to acquire or enter into these kinds of relationships in the future. Ownership of, or alliances with, PBMs by retail pharmacy chains, particularly large pharmacy chains which together control over 45% of retail pharmacy business, could have material adverse effects on our relationships with those retail pharmacy chains, particularly the discounts they are willing to make available, and on our business, results of operations and financial condition.

     We may be adversely affected by the loss of our relationships with one or more key pharmaceutical manufacturers or if rebate payments we receive from pharmaceutical manufacturers decline.

     We receive rebates from numerous pharmaceutical manufacturers based on the use of selected drugs by members of health plans sponsored by our clients, as well as fees for other programs and services. We believe our business, results of operations and financial condition may be adversely affected if:

          -  we  lose   relationships   with  one  or  more  key  pharmaceutical
     manufacturers;

          - rebates decline due to the failure of our health plan sponsors to meet market share or other thresholds;

          - legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our programs or services; or

          - pharmaceutical manufacturers choose not to offer rebates or purchase our programs or services.

     Over the next few years, as patents expire covering many brand name drugs that currently have substantial market share, generic products will be introduced that may substantially reduce the market share of these brand name drugs. Historically, manufacturers of generic drugs have not offered formulary rebates on their drugs. Our profitability could be adversely affected if the use of newly approved, brand name drugs added to formularies, does not offset any decline in use of brand name drugs whose patents expire.

     We may not be able to effectively manage our growth.

     Our growth in operations has placed significant demands on our management and other resources, which is likely to continue. Our business has grown rapidly since 2000, in part due to acquisitions, with total annual revenue increasing from $167.7 million in 2000 to $800.6 million in 2005. Our business strategy is to continue to seek to expand our operations, including through possible acquisitions. We have acquired seven companies in the last six years. If we are unable to finance our continued growth or manage our future expansion, then our business and results of operations could be adversely affected.

     Our success depends on our ability to retain our senior management and key personnel.

     Our success depends, in part, upon the continuing contributions of our senior management and key employees, in particular, those that have long-standing relationships with the PBM industry, which we depend on to obtain new clients. Our acquisition of PCN in March 2005 gave us a presence in the California marketplace as well as in the managed Medicaid market, which we did not previously have. Accordingly, it is important for us to retain our existing management and to attract, hire and retain additional highly skilled and motivated officers, managers and employees. Therefore, losing the services of one or more members of our senior management or our key employees could adversely affect our business and results of operations.

     Our success depends on our ability to manage potential problems and risks related to future acquisitions.

     Part of our growth strategy includes making acquisitions involving new markets and complementary products, services, technologies and businesses. Our ability to continue to expand successfully through acquisitions depends on many factors, including our ability to identify acquisition prospects and negotiate and close transactions. Even if we complete future acquisitions:

          - we could fail to successfully integrate the operations, services and products of an acquired company;

          - there could be inconsistencies in standards, controls, procedures and policies among the companies being combined or assimilated which would make it more difficult to implement and harmonize company-wide financial, accounting, billing, information technology and other systems;

          - we may experience difficulties maintaining the quality of products and services that acquired companies have historically provided; we would be required to amortize the identifiable intangible assets of an acquired business, which will reduce our net income in the years following its acquisition, and we also would be required to reduce our net income in future years if we were to experience an impairment of goodwill or other intangible assets attributable to an acquisition.

          - we could be exposed to unanticipated liabilities of acquired businesses;

          - our management's attention could be diverted from other business concerns; and

          - we could lose key employees or customers of the acquired business.

     In March 2005, we acquired PCN, which we are in the process of integrating into our business operations. There are risks associated with integrating and operating newly acquired businesses. We can give no assurance that we will successfully operate this new business in the future. If we are unable to overcome the potential problems and inherent risks related to our recent and future acquisitions, our business, results of operations and financial condition could suffer.

     We may be liable for damages and other expenses that are not covered by our insurance policies.

     Various aspects of our business may subject us to litigation and liability for damages, for example, the performance of PBM services and the operation of our mail service and specialty pharmacies. A successful product or professional liability claim in excess of our insurance coverage where we are required to pay damages, incur legal costs or face negative publicity could have a material adverse effect on our business, results of operations and financial condition, our business reputation and our ability to attract and retain clients, network pharmacies, and employees. While we intend to maintain professional and general liability insurance coverage at all times, we cannot provide assurances that we will be able to maintain insurance in the future, that insurance will be available on acceptable terms or that insurance will be adequate to cover any or all potential product or professional liability claims.

     We rely on third parties for our point of sale information system and transaction processing system, and any disruption in these services could materially disrupt our business and results of operations.

     Our operations utilize an electronic network connecting approximately 53,000 retail pharmacies to process third-party claims. This system is provided by a third-party adjudication vendor. Because claims are adjudicated in real time, systems availability and reliability are key to meeting customers' service expectations. We are also in the process of transitioning to a new third-party adjudication vendor. Any interruption in real time service, either through systems availability or telecommunications disruptions can significantly damage the quality of service we provide. Our PBM services also depend on third-party proprietary software to perform automated transaction processing. There can be no assurance that our business and results of operations will not be materially harmed by service interruptions or software performance problems.

     Failure of our health plan clients to pay for prescription claims or a delay in payment of those claims could have a material adverse effect on our profitability.

     Our contracts with retail pharmacies which participate in our network generally obligate us to make payments for prescription claims even if we are not reimbursed by our clients. If our clients delay their reimbursement payments or fail to make payments for prescription claims, it could have a material adverse effect on our profitability.

     We could suffer civil and/or criminal penalties, lose clients, be required to pay substantial damages or make significant changes to our operations if we fail to comply with complex and rapidly evolving laws and regulations.

     During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. Numerous state and federal laws and regulations affect our business and operations. The categories include, but are not necessarily limited to:

          - health care fraud and abuse laws and regulations, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs;

          - privacy and confidentiality laws and regulations, including those under HIPAA;

          - ERISA and related regulations, which regulate many health care plans;

          - potential regulation of the PBM industry by the U.S. Food and Drug Administration;

          - the Medicare prescription drug coverage law;

          - consumer  protection and unfair trade practice laws and regulations;

          - various licensure laws, such as managed care and third party administrator licensure laws;

          - pharmacy laws and regulations;

          - antitrust lawsuits challenging PBM pricing practices;

          - state legislation regulating PBMs or imposing fiduciary status on PBMs;

          - drug pricing legislation, including "most favored nation" pricing and "unitary pricing" legislation;

          - other Medicare and Medicaid reimbursement regulations;

          - pending legislation regarding importation of drug products into the United States;

          - legislation imposing benefit plan design restrictions, which limit how our clients can design their drug benefit plans;

          - network pharmacy access laws, including "any willing provider" and "due process" legislation, that affect aspects of our pharmacy network contracts; and

          - formulary development and disclosure laws.

     These and other regulatory matters are discussed in more detail under "Business -- Government Regulation" below.

     If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties. We must devote significant operational and managerial resources to comply with these laws and regulations. Although we believe that we are operating our business in substantial compliance with all existing legal requirements material to our business, different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.

     Government efforts to reduce health care costs and alter health care financing practices could lead to a decreased demand for our services or to reduced rebates from manufacturers.

     Efforts to control health care costs, including prescription drug costs, are underway at the federal and state government levels. Congress is also currently considering proposals to reform the U.S. health care system. These proposals may increase governmental involvement in health care and PBM services and may otherwise change the way our clients do business. Our clients and prospective clients may react to these proposals and the uncertainty surrounding them by cutting back or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. These proposals could lead to a decreased demand for our services or to reduced rebates from manufacturers.

     In addition, both Congress and state legislatures are expected to consider legislation to increase governmental regulation of managed care plans. Some of these initiatives would, among other things, require that health plan participants have greater access to drugs not included on a plan's formulary and give health plan participants the right to sue their health plans for malpractice when they have been denied care. The scope of the managed care reform proposals under consideration by Congress and state legislatures and enacted by states to date vary greatly, and we cannot predict the extent of future legislation. However, these initiatives could greatly limit our business practices and impair our ability to serve our clients.

     The Medicare Modernization Act (MMA) creates a voluntary outpatient prescription drug benefit, which will provide both new risks and opportunities for PBMs to participate in the Medicare program.

     There are many uncertainties presented by the MMA, which influenced our decision not to apply to become a prescription drug plan (PDP) sponsor for January 1, 2006. We may consider bidding to become either a PDP or a fallback plan in one or more regions for the outpatient prescription drug benefit in the future. Possible effects of the MMA include:

          - New opportunities for PBMs created by MMA may bring new entrants into the PBM industry, thereby increasing competition and impacting profitability;

          - The implicit role PBMs will play in the outpatient prescription drug benefit program will increase governmental scrutiny on the industry;

          - PDPs will be risk-bearing entities, paid on a capitated basis, which may impact profitability; and

          - If we apply and are chosen as a PDP, this will be the first time we are a direct contractor to the federal government and subject to the rules, regulations and enforcement authority of the federal government over its contractors.

     There are many uncertainties about the financial and regulatory risks of participating in the Medicare prescription drug program, and we can give no assurance that these risks will not be material to our business in future periods.

     Failure to develop new products, services and delivery channels may adversely affect our business.

     We operate in a highly competitive environment. We develop new products and services from time to time to assist our clients in managing their pharmacy benefit. If we are unsuccessful in developing innovative products and services, our ability to attract new clients and retain existing clients may suffer.

     Technology is also an important component of our business, as we continue to utilize new and better channels, such as the Internet, to communicate and interact with our clients, members and business partners. If our competitors are more successful than us in employing this technology, our ability to attract new clients, retain existing clients and operate efficiently may suffer.

     Our leverage and debt service obligations could impede our operations and flexibility.

     As of June 30, 2005, we had consolidated debt of approximately $1.9 million and our debt as a percentage of equity was 2%. In January 2005, we negotiated a $65 million credit facility with a syndicate of commercial banks led by JPMorgan ("JPMorgan credit facility"). We could have substantial interest expense and future repayment obligations.

     Our level of debt and the limitations imposed on us by our debt agreements could have important consequences, including the following:

          - we will have to use a portion of our cash flow from operations for debt service rather than for our operations;

          - we may from time to time incur additional indebtedness under our JPMorgan credit facility, which is subject to a variable interest rate, making us vulnerable to increases in interest rates;

          - we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and react to changes in market or industry conditions;

          - we could be more vulnerable to general adverse economic and industry conditions; and

          - we may be disadvantaged compared to competitors with less leverage.

     Furthermore, our ability to satisfy our obligations, including our debt service requirements, will be dependent upon our future performance. Factors which could affect our future performance include, without limitation, prevailing economic conditions and financial, business and other factors, many of which are beyond our control and which affect our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

     Our JPMorgan credit facility is secured by our consolidated assets. If we are unable to meet our obligations under the JPMorgan credit facility, these creditors could exercise their rights as secured parties and take possession of our assets. This would materially adversely affect our consolidated results of operations and consolidated financial condition.

     Risks related to bioterrorism and mail tampering, and mail irradiation and other procedures the government may implement to manage these risks, could adversely affect and limit the growth of our mail service business.

     Many prescription drugs are delivered directly to our consumers through the mail. In particular, our mail service pharmacies send thousands of parcels a week through the U.S. Postal Service and other couriers. A number of our contracts also require us to deliver prescriptions within a designated period of time on average following receipt of an order. We have no control, however, over delays caused by disruptions to the U.S. mail or other courier services. Moreover, should the risks related to bioterrorism or mail tampering increase or mail service experience interruptions or significant delays, we may have difficulty satisfying our contractual performance obligations and consumers may lose confidence in our mail service pharmacies.

     Additionally, the use of mail irradiation devices, if implemented, could be harmful to pharmaceutical products shipped via the mail. We understand that this technology is not in general use and the U.S. Postal Service has not announced plans to use irradiation screening on prescription medicines. However, should the federal government implement mail irradiation technology to protect national security due to the risks of bioterrorism via the mail or for other unforeseen reasons, safe and reliable delivery of prescription drugs through the mail may be difficult. If any of these events occur, we could be forced to temporarily or permanently discontinue our mail service operations and we would lose an important competitive advantage.

     Any disruption of or failure in our automated mail service pharmacy or our data center could significantly reduce our ability to process and dispense prescriptions and provide products and services to our clients.

     Our automated pharmacy and mail service delivery system is located in Miramar, Florida. Our main data center, located in Port Washington, provides primary support for all applications and systems required for our business operations, including our claims processing, billing, and communications. These facilities depend on the infrastructure in the areas where they are located and on the uninterrupted operation of our computerized dispensing systems and our electronic data processing systems. Significant disruptions at any of these facilities due to failure of our technology or any other failure or disruption to these systems or to the infrastructure due to fire, electrical outage, natural disaster, acts of terrorism or some other catastrophic event could reduce our ability to process and dispense prescriptions and provide products and services to our clients.

Government Regulation

     The activities of PBMs such as NMHC are subject to regulation at the federal and state levels. NMHC believes that its operations, as currently conducted, substantially comply with the laws and regulations material to the operation of its business. However, the application of complex standards to the detailed operations of our business creates areas of uncertainty.

     Regulatory authorities have very broad discretion to interpret and enforce these laws and to promulgate corresponding rules and regulations. Violations of these laws and regulations may result in criminal and/or civil fines and penalties, injunctive relief to prevent future violations, other sanctions, loss of professional licensure and exclusion from participation in federal and state health care programs, including Medicare and Medicaid. There can be no assurance that NMHC has interpreted the applicable laws and regulations in the same way as regulatory or judicial authorities, or that the laws and regulations and/or the interpretation thereof will not change. To date, our business activities and relationships with sponsors, pharmacies, rebate administrators, plan participants, and brokers have not been the subject of regulatory investigation or review on either the state or the federal level.

     Moreover, the states and federal government continue to propose new legislation that may, if enacted, have a material adverse effect on our business, profitability or growth prospects. A more detailed analysis of certain laws and regulations and proposed legislation affecting the business, operations and relationships of NMHC is set forth below.

Anti-Kickback Statutes

     The Federal Anti-Kickback Statute prohibits knowingly paying or receiving remuneration in return for referring an individual for the furnishing of an item or service, or for the purchasing, ordering or arranging for any item or service, for which payment may be made in whole or in part under a federally funded health care program, including Medicare, Medicaid and the Civilian Health and Medical Program of the Uniformed Services, "CHAMPUS/Tricare,". Regulations have been adopted under the Federal Anti-Kickback Statute which provide safe harbors for certain remuneration arrangements that might otherwise violate the statute, such as properly reported discounts (including certain rebates) received from vendors and properly disclosed payments made by vendors to group purchasing organizations. The failure to fall within a safe harbor does not automatically mean that an arrangement is unlawful, although it may result in heightened scrutiny or challenge. Many states, including several in which NMHC does business, have adopted laws similar in scope to the Federal Anti-Kickback Statute (sometimes including similar safe harbors), and these state laws often are applicable to services for which payment may be made by anyone, including commercial insurers and private pay patients, not just payments made under a federal health care program. Violation of these anti-kickback laws may result in criminal and civil penalties as well as exclusion from the Medicare and Medicaid programs.

     The Federal Anti-Kickback Statute has been broadly interpreted by the courts, the Office of Inspector General (the "OIG") of the Department of Health and Human Services ("HHS"), and pertinent administrative bodies. Courts have ruled that a violation of the statute exists even if only one purpose of the remuneration was to induce patient referrals or purchases. Also, the OIG has identified as possibly improper under the statute so-called "product conversion" programs, pursuant to which pharmaceutical manufacturers provide incentives to physicians and pharmacies to change a prescription to a drug made by the pharmaceutical manufacturer, or recommend such a change. We are not aware of any instance in which the Anti-Kickback Statute has been applied (i) to prohibit independent PBMs, such as NMHC, from receiving rebates from drug manufacturers based on drug sales by pharmacies to plan participants, or (ii) to properly structured contractual relationships between independent PBMs and their sponsors and participating pharmacies.

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

     We believe that NMHC is in compliance with the Federal Anti-Kickback Statute and similar state laws and to date, NMHC has not been the subject of any such suit or investigation. There can be no assurance, however, that we will not be subject to challenge or a proceeding under the Anti-Kickback Statute, the regulations there under or any similar state laws. Any such challenge or proceeding could have a material adverse effect on our business, results of operations or financial condition, regardless of whether NMHC is found to have violated such statutes or regulations.

     On April 28, 2003, the OIG issued its Compliance Program Guidance for Pharmaceutical Manufacturers ("OIG Guidance") aimed at advising pharmaceutical manufacturers on how to establish compliance programs that will ensure compliance with state and federal laws and regulations. The OIG Guidance encourages pharmaceutical manufacturers to evaluate some areas of legal risk in structuring their compliance program, including the relationship between pharmaceutical manufacturers and PBMs. In particular, the OIG Guidance describes the negotiation of discount rebates and administration fees, as well as formulary support activities, as areas of potential legal risk. Although NMHC believes that its business practices and direct arrangements with pharmaceutical manufacturers are in compliance with the OIG Guidance, it cannot guarantee that the arrangements between its third party rebate administrator and the pharmaceutical manufacturers are in compliance with the OIG Guidance. In addition, if the industry perceives the OIG Guidance as leading to greater scrutiny of PBMs, pharmaceutical manufacturers and sponsors, may seek to alter rebate arrangements, which could adversely affect our profitability.

Stark Law

     The federal physician self-referral law, known as the "Stark Law," prohibits physicians from referring Medicare or Medicaid beneficiaries for "designated health services," including outpatient prescription drugs, to any entity with which the physician or an immediate family member of the physician has a financial relationship. The law also prohibits the entity receiving a prohibited referral from presenting a claim to Medicare or Medicaid for the designated health service furnished under the prohibited referral. In addition, the Stark Law contains certain statutory and regulatory exceptions for physician referrals and physician financial relationships. The Centers for Medicare & Medicaid Services published final regulations under the Stark Law which provides guidance on interpretation of the scope and exceptions of the Stark Law. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties, criminal penalties and Medicare and Medicaid program exclusion. Our specialty and mail service pharmacies dispense certain outpatient prescription drugs that may be directly or indirectly reimbursed by the Medicare or Medicaid programs, potentially making them subject to the Stark Law's requirements. However, we do not believe that we receive any physician referrals that would violate the Stark Law.

State Self-Referral Laws

     Our mail service and specialty pharmacy operations may also be subject to state statutes and regulations that prohibit payments for referral of individuals from or by physicians to health care providers with whom the physicians have a financial relationship. These state laws and their exceptions may vary from the federal Stark Law and vary significantly from state to state. Some of these state statutes and regulations apply to items and services reimbursed by private payors. Violation of these laws may result in prohibition of payment for items or services provided, loss of pharmacy or health care provider licenses, fines and criminal penalties. State self-referral laws are often vague, and, in many cases, have not been widely interpreted by courts or regulatory agencies. Nonetheless, NMHC believes it is in substantial compliance with such laws.

Statutes Prohibiting False Claims and Fraudulent Billing Activities

     A range of federal and state civil and criminal laws target false claims and fraudulent billing activities. One of the most significant of these laws is the Federal False Claims Act, which imposes civil penalties for knowingly making a false claim or the making of a false record or statement in order to secure reimbursement from a government sponsored program, such as Medicare and Medicaid. A few federal district courts have recently interpreted the False Claims Act as applying to claims for reimbursement that violate the anti-kickback statute or federal physician self-referral law under certain circumstances. In recent years, the federal government has launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Claims under these laws may be brought either by the government or by private individuals on behalf of the government through a "whistleblower" action. Because such actions are filed under seal and may remain secret for years, there can be no assurance that neither NMHC nor any of its subsidiaries are named in a material action. The False Claims Act and other related or similar laws generally provide for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims as well as potential criminal penalties. The federal government has entered into settlement agreements with several companies in the pharmaceutical services industry following claims by the federal government that such parties violated the Federal False Claims Act by: (i) improperly marketing and pricing drugs; (ii) overstating the average wholesale prices of products; (iii) paying illegal remuneration to induce the purchase of drugs; and/or (iv) failing to accurately report "best price" under the Medicaid program. Nonetheless, NMHC believes it is in substantial compliance with such laws.

Regulations Regarding Privacy and Confidentiality

     The federal government and most states regulate the dissemination and use of personally identifiable health information about a patient. Many of our activities involve the receipt, use and disclosure by us of protected health information ("PHI"), including disclosure of PHI to a patient's health benefit plan. In addition, we may use de-identified data for research and analytical purposes.

     In December 2000, HHS issued final regulations under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") regarding the privacy of individually identifiable health information (the "Privacy Rule"). The Privacy Rule, which became effective April 14, 2003, imposes extensive requirements on the way in which covered entities and their business associates use and disclose PHI. PBMs, in general, are not considered covered entities when performing PBM services. However, our clients are covered entities, and are required to enter into "business associate agreements" with vendors, such as PBMs, that perform a function or activity for the covered entity that involves the use or disclosure of PHI. The business associate agreements mandated by the Privacy Rule create a contractual obligation for the PBM to perform its duties for the covered entity in compliance with the Privacy Rule. We have entered into business associate agreements as required by our clients. We are a "covered entity" with respect to providing service through our mail service and specialty pharmacies, and we have entered into business associate agreements with our vendors or other parties with which we share PHI and have provided Notice of Privacy Practices to individuals describing how the relevant pharmacy uses and discloses PHI for treatment, payment and healthcare operations. We believe that we are in
substantial   compliance   with  our  business   associate  and  covered  entity
obligations.

     In August 2000, HHS issued final regulations under HIPAA on standards for electronic transactions and code sets to be used by health plans, healthcare providers, and healthcare clearinghouses in those transactions (the "Transaction Standards and Code Sets"), with a compliance date of October 16, 2003. The Transaction Standards and Code Sets adopt national, uniform standards that must be used if a healthcare provider or health plan conducts certain electronic transactions with another healthcare provider or health plan. These regulations also mandate the use of certain code sets in connection with the standard transactions. NMHC has made the necessary arrangements to provide electronic transactions that are in compliance with these regulations.

     In April 2003, HHS also issued final regulations under HIPAA governing the security of electronic PHI, with an initial compliance date of April 20, 2005 (the "Security Rule"). The Security Rule imposes general requirements on health care providers, health plans, healthcare clearinghouses, and their business associates relating to the storage, utilization, and transmission of electronic PHI. To date, NMHC believes that it has implemented the necessary administrative, physical and technical safeguards to protect the confidentiality of electronic PHI.

     Sanctions for failing to comply with HIPAA standards and requirements include civil sanctions and criminal penalties for certain violations.

     In addition to the federal health information privacy regulations described above, most states have enacted healthcare information confidentiality laws which limit the disclosure of health related confidential information. The
Privacy Rule under HIPAA does not preempt state laws regarding health information privacy that are more restrictive than HIPAA.

     In addition, NMHC has adopted the standards of communication for the PBM industry set by the National Council for Prescription Drug Programs, and performs risk assessments, employee training with respect to patient confidentiality, and evaluations of business practices in order to continue to support patient privacy.

     To date, no additional privacy legislation has been enacted that materially restricts our ability to provide our services; however, it is possible that new laws or regulations further restricting the dissemination or use of such information could be adopted, or that existing laws and regulations will be interpreted in such a manner as to further restrict our ability to obtain and use information about our plan participants. Such new laws or interpretations could have a material adverse effect on our business, results of operations or financial condition.

ERISA

     NMHC provides services to a number of sponsors which are self-funded health plans. These plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA, which imposes certain obligations on those deemed fiduciaries of the health plans. NMHC administers pharmacy benefit plans according to the plan design choices made by the health plan sponsor. We believe that our activities are sufficiently limited that we do not assume any of the fiduciary responsibilities of the sponsor and thus would not be regulated as a fiduciary under ERISA. In addition, our current form agreement with sponsors specifically identifies the scope of our services and provides that we are not a fiduciary of the plan. Although courts have declined to extend ERISA fiduciary obligations to managed care companies, there can be no assurance that the U.S. Department of Labor (which enforces ERISA) or a court will not assert that NMHC (or some other
PBM) has a fiduciary obligation in connection with our activities on behalf of our self-funded sponsors. If NMHC is deemed to be a fiduciary, we could potentially be subject to claims regarding benefit denials and breach of fiduciary duties in connection with our provision of services. Several lawsuits have currently been filed against other PBMs, alleging that the relevant PBM is a fiduciary under ERISA and is in breach of its fiduciary obligations. To date, one has settled and the others remain outstanding.

     On May 25, 2004, the U.S. District Court for the Southern District of New York accepted a class action settlement proposed by Medco Health Solutions, Inc. in a lawsuit that alleged that Medco was a functional fiduciary under ERISA and violated its fiduciary obligations by, among other things, failing to make adequate disclosures regarding certain rebates from pharmaceutical manufacturers and steering clients toward more expensive pharmaceuticals with higher rebates benefiting Medco and its parent company at the time, Merck & Co., Inc. Pursuant to the settlement, Medco will pay $42.5 million into a settlement fund to be distributed to plan participants. In addition, Medco will implement and continue certain business practices aimed at increasing transparency around formulary decisions and therapeutic interchanges. Medco has not admitted, and the settlement does not require Medco to admit, any wrongdoing under ERISA or otherwise.

     On July 26, 2004, private litigants filed suit against Caremark, Inc. in the U.S. District Court for the Middle District of Tennessee alleging that Caremark, Inc. was a fiduciary under ERISA and violated its ERISA fiduciary duties by, among other things, failing to disclose the existence and extent of manufacturer rebates, concealing the "spread" on pharmacy claims to the detriment of ERISA plans and conspiring with pharmaceutical manufacturers to inflate AWP.

     In addition to the cases discussed above, numerous other lawsuits have been filed against various PBMs by private litigants, whether a Plan participant on behalf of an ERISA plan or by the ERISA Plan sponsor, alleging that the PBMs are ERISA fiduciaries and that, in such capacity, they allegedly violated ERISA fiduciary duties in connection with certain business practices related to their respective contracts with retail pharmacy networks and/or pharmaceutical manufacturers.

     In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the healthcare anti-kickback statutes discussed elsewhere in this Government Regulation section, and they do not contain the statutory and regulatory "safe harbor" exceptions included in other healthcare statutes. These provisions of ERISA are broadly written, and we cannot be certain of the extent to which they could be deemed applicable to the conduct of our business.

     Effective January 2004, the Department of Labor issued claims procedure regulations ("Claims Rules") that create standards applicable to sponsors that are regulated under ERISA for initial and appeal level decisions, time frames for decision making, and enhanced disclosure rights for claimants. NMHC has implemented and will continue to implement in the future, changes to its operational processes, as necessary to accommodate its sponsors' compliance needs under the Claims Rules.

FDA Regulation

     The United States Food and Drug Administration (the "FDA") generally has authority to regulate drug promotional materials that are disseminated "by or on behalf" of a pharmaceutical manufacturer. In January 1998, the FDA published a Notice and Draft Guidance for Industry regarding its intent to regulate certain drug promotion and therapeutic substitution activities performed by PBMs that are controlled, directly or indirectly by pharmaceutical manufacturers. The FDA was concerned that pharmaceutical manufacturers might attempt to avoid FDA regulation in connection with the promotion of their drugs by utilizing PBMs to conduct the marketing activity. The FDA effectively withdrew the draft guidance in the fall of 1998. NMHC is not owned or controlled by a pharmaceutical manufacturer, but it does have contractual relationships with them. Although the draft guidance has effectively been withdrawn, there can be no assurance that the FDA will not again attempt to assert jurisdiction over certain aspects of the business of PBMs in the future, which could materially adversely affect our operations.

Medicare Prescription Drug Benefits Reforms

     The Medicare Prescription Drug, Improvement, and Modernization Act (the "MMA"), which was enacted in 2003, creates a new voluntary prescription drug benefit under the Social Security Act ("Medicare Drug Benefit").

     The MMA initially established a transitional voluntary, Medicare-endorsed prescription drug discount card program ("Medicare Card Program"), effective as of June 1, 2004, which is to remain in place until completion of enrollment in the Medicare Drug Benefit in 2006. PBMs are playing a central role in the Medicare Card Program, either through direct sponsor contracts with The Centers for Medicare and Medicaid Services ("CMS") or indirectly as a subcontractor with an endorsed sponsor of the Medicare Card Program. NMHC has entered into a contract with MemberHealth, Inc., an endorsed sponsor, for the provision of rebate administration services to enrollees in MemberHealth's card program. Specifically, NMHC negotiates and enters into rebate agreements with pharmaceutical manufacturers and collects rebates on behalf of the enrollees. In return, we receive an administrative fee for our services.

     Beginning in January 2006, Medicare beneficiaries entitled to Part A or enrolled in Part B, as well as certain other Medicare enrollees, will be eligible for outpatient prescription drug benefits under the MMA ("Medicare Part D"). On January 21, 2005, CMS issued final rules implementing the portions of the MMA relating to the prescription drug plans (PDP). The MMA imposes various requirements on PDP sponsors and Medicare Advantage plans that offer drug coverage, including requirements relating to the prescription drug benefits offered, the disclosure of negotiated price concessions made available by drug manufacturers, pharmacy access and participation, and the development and application of formularies. To the extent that we serve as a PDP sponsor or provide services to PDP sponsors and Medicare Advantage plans, we will be required to comply with the applicable provisions of the MMA and CMS regulations. Although we are continuing to assess the impact that Medicare Part D will have on our sponsors' decisions to continue to offer a prescription drug benefit to their Medicare-eligible members, our sponsors will have a variety of options to consider for providing drug coverage to their retirees. We intend to assist our sponsors in making an informative decision on the type of drug coverage they will provide to their retirees. In doing so, we intend to support our sponsors through their Medicare Advantage programs and to support other sponsors who are applying to be a Medicare Part D sponsor by serving as the pharmacy benefit manager using CMS-approved tools and infrastructure, assisting employer sponsors in continuing to offer a traditional retiree prescription drug benefit that qualifies for the federal subsidy, and offering alternative approaches for employers to save under the MMA. In all cases, we will be required to comply with the extensive, detailed requirements of the Medicare laws and regulations which could have a significant impact on our operations, products and services.

Consumer Protection Laws

     The federal government and most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with drug switching programs. In addition, most states have enacted consumer protection laws relating to a broad range of managed health care activities, including provider contracting, participant appeals and access to services and supplies. Although we believe we are compliant with consumer protection laws, there can be no assurance that our operations will not be subject to challenge or scrutiny under one or more state laws.

Regulations Applicable to Health Care Professionals

     All states regulate the practice of medicine, nursing, and other licensed health professions. To our knowledge, no PBM has been found to be engaging in the practice of medicine or nursing by reason of its health management services. Activities deemed by a state's regulatory authority to constitute the practice of medicine, nursing, or any other licensed health profession without the proper license would subject the actor to the penalties provided under such state's laws. NMHC cannot assure that a regulatory authority in a state in which it engages in PBM services would not assert a contrary position and subject it to sanctions for the unauthorized practice of medicine, nursing, or other licensed health profession.

Third Party Administrator, Utilization Review Laws and Preferred Provider Organizations

     Many states have licensure or registration laws regulating certain types of managed care organizations, including, third party administrators ("TPAs"), companies that provide utilization review services, and preferred provider organizations ("PPOs"). These laws differ from state to state, and their application to PBMs is often unclear. We have registered or are applying to become registered in those states in which we have concluded that such registration or licensure is required. Registration and licensure requirements for PBM activities vary from state to state depending on state agency interpretations. Prior to September 1998, however, we conducted our activities without obtaining any TPA, utilization review or PPO licenses. We may be subject to cease and desist orders, fines and other penalties in a particular state if a state agency changes its interpretation of licensure requirements or if a state agency determines that we were non-compliant prior to the time we were required to obtain a license. There can be no assurance that such an adverse finding by a state agency would not have a material adverse effect on our business, results of operations or financial condition.

Mail Service Pharmacy Regulation

     NMHC's mail service and specialty pharmacies, NMHCmail and NMHC Ascend, respectively, distribute drugs throughout the United States. Our mail service fulfillment center is located in Florida and our specialty pharmacy is located in Maine. NMHCmail and NMHC Ascend are each licensed to do business and to deliver controlled substances in its respective state. Some of the states into which NMHCmail and NMHC Ascend deliver pharmaceuticals have laws that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in such state, in order to mail drugs into that state. NMHCmail and NMHC Ascend have each registered or are in the process of registering in every state that, to its knowledge requires such registration. Some of these states also require out-of-state mail service pharmacies to comply with certain pharmacy laws and regulations of their states, as well as to employ a pharmacist licensed in the state to which the drugs are shipped. We believe that NMHCmail and NMHC Ascend are currently in substantial compliance with state laws and regulations that apply to their mail service pharmacy operations. In addition, we believe that all of NMHCmail's and NMHC Ascend's applications for state registration or licensure will be submitted prior to the delivery of pharmaceuticals into a particular state, but cannot guarantee that we will obtain all of the required state licenses prior to such date.

     NMHCmail dispenses prescription drugs for refills pursuant to orders received through the internet from plan participants. Accordingly, NMHCmail will be subject to certain federal and state laws affecting on-line pharmacies. Several states have proposed legislation to regulate on-line pharmacies, and federal regulation by the FDA or other federal agency of on-line pharmacies has been proposed. NMHCmail's pharmacy operations could be materially adversely affected if such legislation is enacted and restricts our ability to offer our services.

     Other statutes and regulations may affect the operations of the mail service pharmacies. For example, the Federal Trade Commission requires mail service sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products sold, to fill mail service orders within 30 days and to provide clients with refunds when appropriate. In addition, the United States Postal Service ("USPS") has statutory authority to restrict the delivery of drugs and medicines through the mail. However, to date, the USPS has not imposed any such restriction that would affect the mail service operations of NMHC.

     There are also regulations governing the repacking of drug products, wholesale distribution, dispensing of controlled substances, medical waste disposal and clinical trials. In addition, federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. We believe that we are in substantial compliance with all such rules and regulations affecting our mail service and specialty pharmacy operations.

Antitrust

     Numerous  lawsuits  have been  filed  throughout  the United  States  under various state and federal antitrust laws by retail pharmacies against drug manufacturers, wholesalers and major PBMs, challenging certain brand drug pricing practices. An adverse outcome in any of these lawsuits could require defendant drug manufacturers to provide the same types of discounts on pharmaceuticals to retail pharmacies and buying groups as are provided to PBMs and managed care entities to the extent that their respective abilities to influence market share are comparable. This practice, if generally followed in the industry, could increase competition from pharmacy chains and buying groups and reduce or eliminate the availability of certain discounts currently received in connection with our drug purchases. The loss of such discounts could have a material adverse impact on our operations. In addition, to the extent PBMs appear to have actual or potential market power in a relevant market, business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties.

Regulation of PBMs

     The federal government currently does not directly regulate the activities of PBMs. Several states, however, have introduced legislation in recent years which, if enacted, would directly regulate the activities of PBMs. To date a handful of jurisdictions have enacted such statutes, which vary widely in their requirements. In Maine in particular, the statute requires PBMs that derive any payments from rebates and other discounts to pass such amounts in full to the sponsors or their members and imposes fiduciary duties and disclosure obligations upon PBMs. The industry's trade association, Pharmaceutical Care Management Association ("PCMA") has filed suit in federal courts in Maine and in the District of Columbia (whose law is similar to the Maine statute) alleging, among other things, that these statutes are preempted by ERISA with respect to welfare plans that are subject to ERISA. In the Maine case the magistrate has recommended that the District Court judge find that the statute is not pre-empted by ERISA. That decision is not final. The District of Columbia case is still pending. North Dakota and South Dakota have also recently passed legislation regulating PBMs, Gerogia has a law in place primarily relating to the practice of pharmacy, and Maryland has PBM specific laws that are less onerous than the Maine and District of Columbia laws. Widespread enactment of such statutes could have a material adverse effect upon our financial condition, results of operations and cash flows. We believe that we are in substantial compliance with such laws and requirements where required and continue to monitor legislative and regulatory developments. However, to the extent states in which we do business enact bills that regulate the activities of PBMs in a comprehensive manner, such bills could materially adversely affect our business.

     In addition, statutes have been introduced in several states which purport to declare that a PBM is a fiduciary with respect to its sponsors. The fiduciary obligations that such statutes would impose would be similar, but not identical, to the scope of fiduciary obligations under ERISA. To date no such statute has been enacted.

     In addition, several influential bodies, including the National Association of Insurance Commissioners, the National Association of Boards of Pharmacy, and the National Committee on Quality Assurance, are considering proposals to regulate PBMs and certain of their activities, such as formulary and utilization management and downstream risk assumption. If these or other similar bodies adopt model acts which would regulate the activities of PBMs, states may be influenced to incorporate such model acts into their statutes. If laws directly regulating PBMs are passed in states in which NMHC does business, such laws could materially affect our operations.

Legislation and Regulation Affecting Drug Prices

     Some states have adopted legislation and regulations requiring that a pharmacy participating in the state Medicaid program provide program patients the best price that the pharmacy makes available to any third party plan ("most favored nation pricing" legislation). Such legislation and regulations may have a material adverse effect on our ability to negotiate discounts in the future from network pharmacies and on the reimbursement we receive from Medicaid programs. Other states have enacted "unitary pricing" legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. A number of states have also recently introduced legislation seeking to control drug prices through various statutory limits, rebates or discounts extending to one or more categories of the state's population. This legislation, if enacted, could have a material adverse effect on our ability to negotiate discounts on the purchase of prescription drugs from our network pharmacies or manufacturers or otherwise discourage the use of the full range of our services by current or future customers. In addition, some manufacturers may view these laws and policies as a disincentive to provide discounts to private purchasers, such as our customers, which could adversely affect our ability to control plan costs.

     Several states have introduced bills for broad drug price controls that would extend price controls beyond the Medicaid program. Some bills impose a ceiling on drug prices based on the Federal Supply Schedule and require that pharmacies extend this pricing to one or more segments of the state's population, such as to all Medicare beneficiaries. If enacted, these bills could adversely affect our reimbursement rate for prescriptions. Several states have introduced legislation that would require state agencies that purchase prescription drugs to consolidate their purchasing activities under a single contract. The State of Maine has adopted legislation known as the Maine Rx program, through which the state acts as a bulk purchaser of drugs for its non-Medicaid population. A number of states have proposed similar bills supporting use of non-profit PBMs to leverage their purchase volume for prescription drugs. To the extent these bills are enacted, they could adversely affect our ability to effectively do business in such states.

     The federal and state government has increased their scrutiny on the method used by drug manufacturers in developing pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs. One element that is common in the pricing information is the average wholesale price, or AWP, which is the standard pricing measure used by the pharmaceutical industry and PBMs in calculating drug prices. If the method of calculating AWP is changed by the government, it could adversely affect our ability to effectively negotiate discounts with pharmaceutical manufacturers, pharmacies and sponsors. In addition, it could affect the reimbursement the mail service pharmacy would receive from managed care organizations that contract with government health programs to provide prescription drug benefits.

     Under the MMA, effective January 1, 2005, AWP will no longer serve as the basis for Medicare Part B Drug reimbursement, except for certain vaccines, infusion drugs furnished through durable medical equipment and for blood and blood products (other than clotting factors). Rather, with certain exceptions, Part B drugs generally will be reimbursed on an average sales price, "ASP," methodology. ASP means a manufacturer's total dollar sales of a product in the United States to all purchasers (excluding certain sales exempted from Medicaid Best Price reporting and "nominal" sales) divided by the total number of such units of such drug or biological products sold by the manufacturer in such quarter. Manufacturers are required to include in ASP calculations all volume discounts, prompt pay discounts, cash discounts, free goods that are contingent on any purchase requirement, chargebacks, and rebates (other than Medicaid rebates). Additionally, beginning in 2005, HHS may include other price concessions in the ASP calculation.

     The extent to which ASP will be used in pricing outside the Medicare Part B context or changes to how AWP is determined and reported to state and federal programs could alter the calculation of drug prices for federal and/or state programs. We are unable to predict whether any such changes will be adopted, and whether such changes would have a material adverse effect on our business, results of operations and financial condition.

     Further, the federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs purchased by state Medicaid programs. Manufacturers of brand name products must provide a rebate equivalent to the greater of (a) 15.1% of the "average manufacturer price ("AMP") paid by wholesalers for products distributed to the retail pharmacy class of trade and
(b) the difference between AMP and the "best price" available to essentially any customer other than the Medicaid program, with certain exceptions. Some drug manufacturers may see these policies as a disincentive to offering rebates or discounts to private purchasers, including the sponsors NMHC represents.

     In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe that we can service our current Medicaid customers through our existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs.

     Congress has introduced new legislation to permit reimportation of approved drugs, originally manufactured in the United States, back into the United States from other countries where the drugs were sold at a lower price. However, the FDA must certify to Congress that this program will not pose any additional risk to the public's health and safety and that it will result in a significant cost reduction. This section of the MMA is effective only if the FDA gives its certification, and the FDA has refused to provide such a certification when requested to do so in the past. We have no assurance that the FDA will not change its position and permit the importation of drugs from Canada in the future or that new legislation or regulations will not permit the importation of drugs from the European Union or other countries in the future. Whether and how such a policy will be implemented is unclear. The ultimate impact of such legislation on our business is not known.

     Several States have also recently passed laws and regulations facilitating and encouraging the importation of drugs into the United States. At this point, we cannot predict the ultimate impact of such laws on our business.

Legislation Affecting Plan Design

     Some states have enacted legislation that regulates various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states have adopted "freedom of choice" legislation, which provides that members of a plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers, or provide that a plan participant may sue his or her health plan if care is denied. Certain states have introduced or enacted legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic drug substitution, requires coverage of all drugs approved by the FDA or prohibits denial of coverage for non-FDA approved uses. Other states mandate coverage of certain benefits or conditions. In addition some states have enacted legislation purporting to prohibit HMOs and other health plans from requiring or offering members financial incentives for use of mail service pharmacies. To date, there have been no formal administrative or judicial efforts to enforce any such laws. Although such legislation does not generally apply to us, it may apply to certain of our customers, HMOs and health insurers. If such legislation were to be enacted on a broad scope, it could have the effect of limiting the economic benefits achievable by our customers through pharmacy benefit management.

     Additionally, in late 2000, the Equal Employment Opportunity Commission issued a decision holding that two ERISA plans discriminated in violation of Title VII of the Civil Rights Act of 1964 by failing to cover oral contraceptives when other preventive medications were covered. As with legislation imposing plan design mandates, this decision may apply to certain of our customers and could have the effect of limiting the economic benefits achievable through pharmacy benefit management if it is applied broadly.

Network Access Limitations

     A majority of states have adopted legislation restricting the ability of health plan sponsors to limit participation in their pharmacy provider network or to remove a provider from the network. These laws may require us or our sponsors to accept for participation in the network any retail pharmacy willing to meet the applicable plan's price and other terms, and may restrict our ability and our sponsors' ability to remove a pharmacy from the network without certain "due process" protections. To date, these statutes have not had a significant impact on our business because for most of our customers, we administer large networks of retail pharmacies and will admit any licensed pharmacy that meets the network's terms, conditions and credentialing criteria.

Formulary Restrictions

     Many states have also begun to enact laws that regulate the development and use of formularies by insurers, HMOs and other third party payors. These laws have included requirements on the development, review and updating of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan members and a process for allowing members to obtain non-preferred drugs without additional cost-sharing where they are medically necessary and the formulary drugs are determined to be inappropriate. Additionally, the National Association of Insurance Commissioners is developing a model drug formulary statute, known as the Health Carrier Prescription Benefit Management Model Act, that, if widely enacted, may eventually provide more uniformity for health plans and PBMs. Among other things, the model act would address the disclosure of formulary information to health plan members, members' access to non-preferred drugs, and the appeals process available to members when coverage of a non-preferred drug is denied by the health plan or PBM. Increasing regulation of formularies by states could significantly affect our ability to develop and administer formularies on behalf of our sponsors.

Future Legislation

     We cannot accurately predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or the effect any such legislation or regulation may have on it. There can be no assurance that the federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business operations or profitability.

Company Information

Address and Availability of Information.

     Our principal executive offices are located at 26 Harbor Park Drive, Port Washington, NY 11050. Its telephone number is (800) 251-3883 and web site is www.nmhcrx.com. We electronically file or furnish our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports (where applicable) and other filings with the
Securities  and Exchange  Commission  (the "SEC")  pursuant to Section  13(a) or
Section 15(d) of the Securities Exchange Act of 1934. These filings are available, free of charge, through our website as soon as reasonably practicable after they are electronically filed with the SEC. In addition, the SEC maintains its web site, www.sec.gov that contains reports, proxy and information statements and other information regarding issuers filing electronically, including NMHC. You may also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Code of Ethics

     As of September 19, 2003, we have adopted a code of ethics for all of our senior officers. In addition, we have adopted a code of business conduct applicable to all employees. Upon request by contacting NMHC at the address or number above, a copy of the code of ethics will be mailed to such person free of charge.


Item 2.           DESCRIPTION OF PROPERTY.

     NMHC occupied approximately 26,500 square feet of office space located at 26 Harbor Park Drive, Port Washington, New York 11050 up until April 30, 2004 (the "Leased Premises"). NMHC subleases the Leased Premises from BFS Realty, LLC, an affiliate of our former Chairman (the "Affiliate"). The Affiliate leases the Leased Premises from the Nassau County Industrial Development Agency ("NCIDA") pursuant to a lease that was entered into by NCIDA and the Affiliate in December 2004, which expires in December 2015. The Affiliate has the right to purchase the Leased Premises upon termination of that lease for the purchase price of one dollar. The Affiliate subleases a portion of the Leased Premises to NMHC (the "Lease"). As of November 1, 2001, NMHC and the Affiliate amended the Lease. The Lease provided that, effective August 1, 2001, the rent payable by NMHC would be an aggregate annual rent of $308,305. We make estimated monthly real estate tax, utility and maintenance-expense payments to the Affiliate. The annual rent would increase by 5% per year during the term of the Lease.

     Additional space was built in the Leased Premises which allowed us to reconfigure our existing space and to move all of our employees in Port Washington into contiguous space. NMHC and our Affiliate amended the Lease for the space on October 23, 2003 and April 26, 2004. Effective on the occupancy date of the new space, as of May 1, 2004, the Affiliate leased additional square footage in the Leased Premises to NMHC. The total space leased by NMHC is currently 37,108 square feet. The Lease provides that, effective May 1, 2004, the rent payable by NMHC shall be an aggregate annual rent of $594,678 over a ten year term, plus expenses related to real estate taxes, utilities and maintenance which are paid directly to the entities to whom payment must be made. Annual rent increases will be based upon the Consumer Price Index plus 2.5% subject to a maximum annual cap of 3.5%. The Lease expires ten years from the occupancy date of May 1, 2004. In addition, we have early termination rights which we may exercise by delivery of a notice to the Affiliate 60 days prior to the end of the April 30, 2009 lease year. In consideration of such early termination rights, we would pay to the Affiliate the rent that would otherwise be payable by us to the Affiliate for the succeeding 30 months, and subject to adjustments if the Affiliate is able to lease the Leased Premises to another party during said 30 month period.

     Additionally, we lease office and/or warehouse space through our subsidiaries in Little Rock, Arkansas; Sacramento, California; Tulsa, Oklahoma; Portland, Maine; Miramar, Florida; Latham, New York; and Dallas, Texas. The
aggregate   annual  rental   payments  for  leased  space  in  Little  Rock  are
approximately  $154,000;  for  Sacramento   approximately  $605,000;  for  Tulsa
approximately   $24,000;  for  Miramar  approximately   $151,000;  for  Portland
approximately  $129,000;  for  Latham  approximately  $383,000;  and for  Dallas approximately $72,000. In addition, upon completion of the build-out of the office space which is anticipated to be in October 2005, we will occupy rental office space in Pittsburgh, Pennsylvania with aggregate annual rent of approximately $74,320 and annual increases thereafter over a five year term. While the space is being built-out, we are currently occupying temporary office space in the same office building.

     In addition, we rent a two family house in Port Washington, New York (near our offices) from P.W. Capital, LLC, (a company affiliated with our former Chairman of the Board and Director) which is used for out-of-town employees. NMHC evaluated the cost of hotels for these individuals and determined it was more cost efficient to rent the house at an annual rate of $66,000. For the same reasons, we rent two houses from Living In Style, LLC, an entity owned partially by an executive officer and our current Chairman of the Board. Pursuant to leases dated May 1, 2002 and expiring April 30, 2007, we paid an aggregate of $140,000 in rent for these two facilities during the fiscal year ended June 30, 2005. The annual rent for each of the facilities increases by 5% per year.


Item 3.         LEGAL PROCEEDINGS.

     NMHC is involved in various legal proceedings, including the proceeding described below, incidental to the conduct of its business. While there can be no assurance, we do not expect that any such proceedings will have a material adverse effect on our business, operations or financial condition.

     An action was commenced against us on April 30, 2002 by Midwest Health Plan Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The amended complaint alleged, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleged that we overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached our fiduciary duties by making a profit. MHP was seeking $3 million dollars in damages. We filed an answer and counterclaim on June 12, 2002. In the counterclaim, we claimed damages in excess of $2.8 million based on MHP's failure to pay under a contract. In late June 2002, MHP agreed to make two payments in the amount of $1.34 million and $1.36 million to partially settle our claims against MHP. MHP then added a fiduciary duty claim. We continued to have counterclaims totaling over $200,000 against MHP for MHP's failure to pay the amounts it had agreed to pay us for goods and services. As of August 10, 2005, in complete settlement of all outstanding claims by both parties, NMHC paid MHP $2 million in cash and the case was dismissed with prejudice.


Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED
          STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

     NMHC's common stock is traded on The Nasdaq National Market System under the symbol "NMHC" ("NASDAQ"). The table below sets forth high and low reported sale prices per share of the common stock, as reported on NASDAQ, which prices are believed to represent actual transactions.



                                                             Fiscal Years ended June 30,
                                                         2005                            2004
                                                         ----                            ----
                                                   High      Low                   High       Low

First Quarter (July-Sept.)                        $29.99    $19.48               $14.00     $  8.96
Second Quarter (Oct.-Dec.)                        $24.97    $18.73               $26.00     $  8.00
Third Quarter (Jan.-March)                        $24.48    $19.40               $30.30     $ 17.35
Fourth Quarter (April-June)                       $26.36    $21.40               $41.72     $ 23.64




Holders

     NMHC has been advised by its transfer agent (Continental Stock Transfer & Trust Company) that the approximate number of record holders of its common stock as of September 7, 2005 was 32.

Dividend Policy

     NMHC has not declared or paid any cash dividends in the past on its common stock. Our series A preferred stock provides for an annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary from the issuance date. A dividend of approximately $5.6 million was paid out on the preferred stock for the year ended June 30, 2005. We are otherwise prohibited, under the terms of the JPMorgan credit facility, from making any distributions to shareholders or declaring or paying any dividend. Even if such prohibition were not in effect, we currently intend to retain any earnings to finance its growth. Any future payments of dividends other than as set forth above will be at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

     Information relating to compensation plans under which equity securities of NMHC are authorized for issuance is set forth under Part III, Item 12 of this Form 10-K and such information is incorporated herein by reference.

Recent Sales of Unregistered Securities

     No unregistered shares of NMHC's securities were issued during the fourth fiscal quarter of 2005.

Item 6.         SELECTED FINANCIAL DATA.

     The following tables summarize certain selected financial information for each of the years in the five year period ended June 30, 2005 and provide certain supplemental data. The selected consolidated income statement data for the years ended June 30, 2005, 2004, and 2003 and the selected consolidated balance sheet data as of June 30, 2005 and 2004 have been derived from the audited consolidated financial statements of NMHC included in Item 8 hereof. The selected consolidated income statement data for the years ended June 30, 2002 and 2001 and the selected consolidated balance sheet data as of June 30, 2003, 2002 and 2001 have been derived from audited consolidated financial statements of NMHC that are not included in this Form 10-K. The information contained in this table should be read in conjunction with our consolidated financial statements and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 hereof. All amounts are in thousands, except per share amounts.



                                                             Year Ended June 30,
                                  ---------------------------------------------------------------------------

                                        2005            2004            2003           2002           2001
                                      ----------     -----------      ---------     -----------     ---------
                                      ----------     -----------      ---------     -----------     ---------
Income Statement Data:/1
Revenues                          $    800,592    $    651,098     $  573,266    $   459,832     $  272,119
Cost of claims                         713,883         587,055        525,472        424,733        249,572
                                      ----------     -----------      ---------     -----------    ---------
                                      ----------     -----------      ---------     -----------    ---------
Gross profit                            86,709          64,043         47,794         35,099         22,547
Selling, general and
administrative expenses                 67,786          50,606         35,974         27,230         21,423
                                      ----------     -----------      ---------     -----------     ---------
                                      ----------     -----------      ---------     -----------     ---------
Operating income                        18,923         13,437          11,820          7,869          1,124
Other income (expense)                   1,489             40            (804)          (502)           877
                                      ----------     -----------      ---------     -----------     ---------
                                      ----------     -----------      ---------     -----------     ---------
Income before provision for
income taxes                            20,412         13,477          11,016          7,367           2,001
Provision for income taxes               8,031          5,524           4,602          2,900             843
                                      ----------     -----------      ---------     -----------     ---------
                                      ----------     -----------      ---------     -----------     ---------
Net income                              12,381          7,953           6,414          4,467           1,158
Beneficial conversion feature                -         80,000              -               -              -
Preferred stock cash dividend            5,600          1,596              -               -              -
Accretion of transaction expenses          475            135              -               -              -
                                      ----------     -----------      ---------     -----------     ---------
                                      ----------     -----------      ---------     -----------     ---------
Net (loss) income available to
  common stockholders             $      6,306    $   (73,778)     $   6,414     $     4,467     $    1,158
                                      ==========     ===========      =========     ===========     =========
                                      ==========     ===========      =========     ===========     =========

Earnings (loss) per common share:
  Basic                           $       1.39    $     (11.14)    $     0.85    $       0.62    $     0.16
  Diluted                         $       1.03    $     (11.14)    $     0.80    $       0.56    $     0.16

Weighted average number of
shares outstanding:
   Basic                                 4,542           6,622          7,590           7,213         7,101
   Diluted                              11,983           6,622          8,036           7,909         7,200

Balance Sheet Data:
Cash and cash equivalents         $      7,272    $      3,388     $    5,222    $      1,768    $   10,877
Working capital (deficit)              (24,437)        (27,706)       (32,567)        (42,653)       (7,091)
Total assets                           283,931         226,149        156,740         149,895        79,110
Long term debt including
current portion                          1,905           2,272         16,491          24,065         1,875
Redeemable convertible preferred
  stock                                 75,864          75,389              -               -             -
Total common stockholders'
equity (deficit)                         9,854          (6,623)        28,426          21,277        15,472
Supplemental Data/2
Retail pharmacy claims processed        31,107          22,407         17,330          14,371         7,403
Mail pharmacy claims processed           1,236           1,173            902             767           487
Estimated plan participants
  (at year end)/3                        8,000           7,200          5,800           4,500         3,200


________________

1 Reference is made to Item 1 hereof, (Description of Business), Item 7 hereof (Management's Discussion & Analysis of Financial Condition and Results of Operations) and Item 8 hereof (Note 3 - Business Acquisitions) for descriptions of the various acquisitions that have been consummated in the last 4 years, and the financing arrangements that have been set in place; such acquisitions and financings affect the comparability of the information provided in the foregoing tables for fiscal years 2001 through 2005.

2      This data has not been audited.  See Items 1 and 7 hereof.

3      Represesnts  plan  participants  based upon the number of participants to whom NMHC provides some level of services.

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The audited Consolidated Financial Statements include the accounts of NMHC and its wholly owned subsidiaries, Pharmacy Associates, Inc.("PAI"), Interchange PMP, Inc. ("PMP"), Centrus Coorporation ("Centrus"), National Medical Health Card, IPA, Inc. ("IPA"), Specialty Pharmacy Care, Inc. ("Specialty"), NMHCRx Contracts, Inc. ("Contracts"), PBM Technology, Inc. ("PBM Tech"), NMHCRX Mail Order, Inc. ("NMHCmail"), Integrail, Inc. ("NMHC Integrail"), Portland Professional Pharmacy and Portland Professional Pharmacy Associates (collectively "NMHC Ascend"), Inteq Corp. and Inteq TX Corp. (collectively "Inteq") and Pharmaceutical Care Network ("PCN"). Also included are the accounts of NMHC Funding, Inc. ("Funding"). Unless the context otherwise requires, references herein to NMHC refer to National Medical Health Card Systems, Inc. and its subsidiaries on a consolidated basis. The results of operations and balance sheet of NMHC's acquisitions and subsidiaries have been included in the consolidation as of the effective date that NMHC acquired or established the entity as follows: PAI - July 20, 2000, PMP - March 5, 2001, Centrus and Funding
- January 29, 2002, NMHCmail - September 1, 2002, NMHC Integrail - November 1, 2002, NMHC Ascend - July 31, 2003, Inteq - April 1, 2004 and PCN - March 7, 2005. All material intercompany balances and transactions have been eliminated in the consolidation.

     NMHC derives its revenue from the provision of comprehensive pharmacy benefit management services to sponsors of prescription benefit plans. Substantially all of the services NMHC provides to its sponsors are related to pharmacy benefit programs and services. NMHC also recognizes administrative fees and earns rebates at the time of claims adjudication.

     Revenue for the PBM division is earned and recognized as follows: administrative fees are agreed upon with the sponsor on either a per claim charge or a per plan participant per month charge. Per claim fees are billed to sponsors for the claims adjudicated during the period. Per plan participant per month fees are generally billed to sponsors at the end of the month. The amount of revenue related to the drugs dispensed by pharmacies participating in our pharmacy network is recognized at the time of dispensing the drug as the cost is incurred. The amount of revenue recognized is reduced by the amount of rebates that we share with our sponsors. The specific terms of the contracts that we enter into with our sponsors will determine whether we recognize the gross revenue related to the cost of the prescriptions filled. In certain cases, we do not recognize the gross revenue or cost related to prescriptions filled for a specific sponsor. This has no impact on our gross profit since neither the prescription revenue nor the related cost of the prescriptions is recorded.

     The following table sets forth the breakdown of NMHC's revenues relating to pharmaceuticals dispensed and administrative fees ($ in thousands):

                                                       Years Ended June 30,
                                                       --------------------
                                      2005              2004            2003
                                      ----              ----             ----
Revenues relating to:
Pharmaceuticals                     $775,351         $630,356         $555,168
Administrative fees and other         25,241           20,742           18,098
                                    --------         --------         ---------

  Total Revenues                    $800,592         $651,098         $573,266
                                    --------         --------         --------

     NMHC does not take possession or legal ownership of the pharmaceuticals dispensed by the retail pharmacy network or its out-sourced mail service facilities, although NMHC assumes the legal responsibility and financial risk of paying for dispensed pharmaceuticals whether or not NMHC is paid by its sponsors. NMHC does take possession and dispenses pharmaceuticals from our mail service facility and specialty pharmacy.

     NMHC utilizes its comprehensive pharmacy benefit database to perform outcome studies and to develop disease information programs which are used to reduce overall healthcare costs. Our NMHC Integrail division uses its software tools to analyze and predict outcomes for both medical and pharmacy data. These programs currently produce a small amount of revenue, but are starting to attract interest in the marketplace. We believe that these value added information based services are becoming a more important component of managed care as well as management of the overall healthcare dollar, and therefore these services may provide an increasing source of revenue for us in the future.

     NMHCmail recognizes revenue at the point of shipment for both the co-pay collected from the individual member, as well as for the "sale" of the prescription to the PBM at specified prices. Revenue from this intercompany sale is eliminated in consolidation. To date, NMHCmail only fills prescriptions for NMHC plan sponsors.

     Revenue is recognized by NMHC Ascend at the point of shipment to the member. NMHC Ascend invoices individual members, insurance companies, Medicare and Medicaid, and the PBM. Revenue from intercompany sales are eliminated in consolidation.

     Cost of claims includes the amounts paid to network pharmacies, including mail service pharmacies, for pharmaceutical claims, and reductions resulting from the gross rebates received from drug manufacturers. Cost of claims is recognized as follows: the contractual obligation of NMHC to pay for these drugs is recorded as cost of claims at the time of dispensing of the drug by the pharmacy network. Cost of claims is reduced by the rebates that NMHC receives. Rebates are earned from drug manufacturers based on drugs utilized by plan participants at the time of dispensing. These rebates, which vary by sponsor, are recorded monthly based upon the claims adjudicated in that month.

     The amount of rebates recognized as reductions to revenue or cost of claims is based on estimates tied to actual claims data. NMHC processes its rebate claims either directly with the drug manufacturers, through its wholly-owned subsidiary, Specialty, for which it receives administrative fees, or through a third party rebate administrator. Effective July 1, 2001, we have entered into an agreement with a third party rebate administrator (the "Administrator") to handle all of our consolidated rebate claims which we do not otherwise submit directly to the drug manufacturers.

     The Administrator provides estimates to us based on its analysis of the amount of rebates that our claims should generate. These estimates are prepared based on estimates of how our claims might influence the market share of a particular drug covered under an agreement with a drug manufacturer. Market share is generally defined as the percentage of utilization of a certain drug or drugs within its therapeutic class. Under our contract with the Administrator, we receive a specified minimum amount per claim 150 days after the end of a quarter. Amounts above the minimum are shared between the Administrator and NMHC with final settlement twelve months after a quarter-end. We accrue rebates based upon an estimate provided by the Administrator.

     NMHC computes the amount of rebates due direct from the drug manufacturers based on the actual claims data, the criteria established in each individual contract, and the specified payment schedules. The drug manufacturers are obligated to reimburse us for earned rebates within a specified period of time. We reconcile our estimates to amounts received from the manufacturers on a quarterly basis.

     Certain  of our  sponsors  are  entitled  to all or a  portion  of  rebates
received  by  NMHC,  which  portion  varies   contractually   by  sponsor.   The
manufacturer rebates retained by NMHC, after the sponsors receive their contractual amounts, have historically had a significant impact on our financial performance. For the fiscal years ended June 30, 2005, 2004 and 2003 the rebates retained by NMHC have equaled 15%, 16% and 11%, respectively, of our total gross profit. Due to the expected continued growth and diversification of our business, we expect rebates to continue to account for a significant, but declining, percentage of our total gross profit.

     If such rebate programs were to be discontinued or adversely altered by drug manufacturers, or government action, or if the terms of NMHC's rebate sharing arrangements with its sponsors were adversely altered when these arrangements expire, there could be a material adverse effect on our business, operating results and financial condition.

     Credit risk relating to the rebates receivable is evaluated based on the financial strength of the rebate administrator and the drug manufacturers plus our collection history. The drug manufacturers contracted with are primarily Fortune 500 companies and NMHC has not had a history of write-offs related to rebate receivables. We do not believe a credit risk reserve is necessary.

     The pharmacy benefit management industry is intensely competitive, generally resulting in continuous pressure on our gross profit as a percentage of total revenue. In recent years, industry consolidation and dramatic growth in managed healthcare have led to increasingly aggressive pricing of pharmacy benefit management services. Given the pressure on all parties to reduce healthcare costs, NMHC expects this competitive environment to continue for the foreseeable future.

     We plan to continue our organic growth through increased marketing of our services and by expanding the range of services offered, including value added consulting and information-based services through our NMHC Integrail division, home delivery services through NMHCmail, and specialty pharmacy services through our NMHC Ascend division. NMHC believes these services to be in growing demand within the healthcare industry. In addition, NMHC intends to continue to pursue an acquisition program to supplement our organic growth by making acquisitions of other pharmacy benefit management service providers, as well as related services providers.





                                                     OPERATING INCOME
                                                     ($ in thousands)
                                                                     Year ended June 30,
                                                         Increase/                             Increase/
                                        2005            (Decrease)             2004            (Decrease)          2003
                                   ---------------    ----------------    ---------------    ---------------    ------------

Revenue                                  $800,592               23.0%           $651,098              13.6%        $573,266
Cost of Claims                            713,883               21.6%            587,055              11.7%         525,472
Gross profit                               86,709               35.4%             64,043              34.0%          47,794
Selling, general, and
  administrative expense                   67,786               33.9%             50,606              40.7%          35,974
  administrative expense                 --------                               --------                           ---------
Operating Income                          $18,923               40.8%            $13,437              13.7%         $11,820
                                         ========                               ========                           =========


Results of Operations

Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004

     Revenue increased $149.5 million, or approximately 23%, from $651.1 million for the fiscal year ended June 30, 2004, to $800.6 million for the fiscal year ended June 30, 2005. Revenue recognized for contracts recorded on a gross revenue basis was $794.8 million for the fiscal year ended June 30, 2005 and $648.5 million for the fiscal year ended June 30, 2004. Revenue recognized for contracts recorded on a net revenue basis was $5.8 million for the fiscal year ended June 30, 2005 and $2.6 million for the fiscal year ended June 30, 2004. The specific terms of the contracts that NMHC enters into with its sponsors will determine whether NMHC recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that NMHC recognizes net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. We include in revenue only those co-payments collected from NMHCmail. For the twelve months ended June 30, 2005, there were approximately $15.1 million of co-payments included in revenue versus approximately $2.3 million for the twelve months ended June 30, 2004. Co-payments retained by pharmacies on prescriptions filled for our members and not included in our revenue were $280.9 million and $203.4 million, for the twelve months ended June 30, 2005 and 2004, respectively.

     Of the $149.5 million increase in revenue in fiscal 2005, $25.0 million was due to the inclusion of revenues from PCN, which was included in the revenue from March 7, 2005, but not in the year ended June 30, 2004. In addition, $39.0 million was due to the inclusion of revenue from Inteq, which was included in the revenue for the year ended June 30, 2005, but was only included for three months in the year ended June 30, 2004. Co-payments received from the Mail
Service operations accounted for $12.9 million of this increase. Another approximately $96.9 million of the overall gross revenue increase was due to revenue related to new sponsors or new services offered during fiscal 2005 excluding contracts recorded on a net revenue basis. An additional increase of approximately $49.4 million was attributable to other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant. These increases were partially offset by revenue decreases related to the termination of existing customer contracts throughout the fiscal year, leading to a reduction in revenue of approximately $73.7 million.

     Cost of claims increased $126.8 million, or approximately 22%, from $587.1 million for the fiscal year ended June 30, 2004, to $713.9 million for the fiscal year ended June 30, 2005. PCN accounted for $21.7 million, of the net increase, while Inteq accounted for another $35.2 million. New sponsors and the growth in existing sponsors accounted for $140.9 million of the increase. This increase was partially offset by the loss of sponsors which reduced cost of claims by $71.0 million (including a $1.1 million adjustment for previous pharmacy claims). As a percentage of revenue, cost of claims decreased from 90.2% to 89.2% for the fiscal years ended June 30, 2004 and June 30, 2005, respectively. The contracts that NMHC recognized on a net revenue basis decreased NMHC's overall costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis. In addition, the receipt of an additional $12.9 million in co-payments for NMHCmail operations resulted in a lower cost of claims as a percent of revenue, since no additional cost of claims are incurred related to these fees.

     Gross profit increased from $64.0 million for the fiscal year ended June 30, 2004 to $86.7 million for the fiscal year ended June 30, 2005; a $22.7 million, or 35%, increase. In addition to the revenue volume increase described above, PCN accounted for $3.3 million, or 15%, of the increase. Inteq accounted for another $3.8 million, or 17% of the increase. The increase in rebates (and administrative fees related to the collection of rebates) after accounting for the amount of rebates that are shared with sponsors, accounted for another $2.5 million, or 11%. The balance of the increase relates to the margins on the new business that replaced the lost business and growth in the existing business from additional services provided. Gross profit, as a percentage of revenue, increased from 9.8% to 10.8% for the twelve months ended June 30, 2004 and June 30, 2005, respectively. The contracts NMHC recognizes on a net revenue basis have the effect of improving the gross margin as a percentage of revenue due to the fact that recorded revenue and costs are lower since only the administrative fees related to these contracts are recorded. The increased activities at NMHCmail and NMHC Ascend also led to an increase in gross profit percentage, year-over-year. Partially offsetting the impact of the net revenue and new activities, NMHC has seen some decline in profit margins due to competitive pressures.

     Selling, general, and administrative expenses increased $17.2 million, or approximately 34%, from $50.6 million for the fiscal year ended June 30, 2004 to $67.8 million for the fiscal year ended June 30, 2005. Included in selling, general and administrative expenses for the fiscal year ended June 30, 2004 were approximately $2.6 million of non-recurring expenses related to the New Mountain Transaction (see - "Liquidity and Capital Resources") and for the fiscal year ended June 30, 2005 was an approximately $1.7 million non-recurring charge for the settlement of the Midwest Health Plan lawsuit ("Legal Settlement"). Excluding these non-recurring items, the increase in selling, general and administrative expenses was $18.1 million. Approximately $7.6 million, or 42%, of this increase in selling, general, and administrative expenses is related to new entities which were part of NMHC in the twelve months ended June 30, 2005 which were not part of NMHC during all of the twelve months ended June 30, 2004. The major components of the $7.6 million increase in expenses related to the acquisitions were: 1) salaries and benefits - approximately $3.6 million, 2) commissions and fess to outside brokers and sales consultants - approximately $1.5 million, 3) depreciation and amortization - approximately $0.9 million, 4) rent and related expenses - approximately $0.7 million, 5) IT expenses - approximately $0.4 million, 6) professional fees - approximately $0.2 million, and 7) other - approximately $0.3 million. Non-acquisition related increases included: 1) salaries and benefits (from increased headcount) - $3.8 million, 2) commissions and fees to outside brokers and sales consultants - $2.2 million, 3) professional fees (much as a result of compliance with the Sarbanes-Oxley Act) - $2.1 million, 4) IT expenses - $2.0 million and 5) other - $0.4 million.

     Selling, general, and administrative expenses as a percent of revenue increased from 7.8% for the fiscal year ended June 30, 2004 to 8.5% for the fiscal year ended June 30, 2005. The main reasons for the increase were the impact of recognizing more contracts on a net revenue basis.

     For the fiscal year ended June 30, 2005, NMHC earned other income, net, of approximately $1.5 million. For the fiscal year ended June 30, 2004, we earned other income, net, of approximately $40,000. The primary component of the increase in other income was the realization of a $1.7 million gain from an insurance claim which represented the excess of the insurance proceeds over the carrying value of the assets covered by the claim.

     Income before the provision for income taxes increased approximately $6.9 million, or 51%, from approximately $13.5 million, for the fiscal year ended June 30, 2004, to approximately $20.4 million for the fiscal year ended June 30, 2005. The primary factors leading to this increase were the rises in gross profit and other income, offset by the increase in selling, general and administrative expenses related to the new activities.

     The effective tax rate decreased from 41.0% for the twelve months ended June 30, 2004 to 39.3% for the twelve months ended June 30, 2005. The main reason for the decrease was a reduction in NMHC's state income taxes.

     Net income for the fiscal year ended June 30, 2005 was approximately $12.4 million as compared to approximately $8.0 million for the fiscal year ended June 30, 2004; a 56% increase. The increase in net income is attributable to the same factors causing the increase in income before income taxes, in addition to the lower effective tax rate.

     In addition,  there were three other charges  recorded to determine  income
(loss) available to common stockholders related to the New Mountain Transaction. The first of these charges relates to preferred stock cash dividends, which amounted to approximately $5.6 million for the fiscal year ended June 30, 2005 and $1.6 million for the fiscal year ended June 30, 2004. The preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80 million), which decreases to 3.5% after the fifth anniversary of issuance. All dividends accrued in each fiscal year were paid by the end of the given fiscal year. The second charge during the fiscal year ended June 30, 2004 was the $80 million beneficial conversion feature. This non-recurring, non-cash charge represents the difference between the fair market value of our common stock on the date of the closing of the New Mountain Transaction and the effective conversion price of $11.29, and which is limited to the $80 million purchase price for the series A preferred stock. The third charge is for the accretion of transaction expenses. Certain transaction costs of approximately $4.7 million related to the New Mountain Transaction preferred stock investment are deducted from net proceeds and the carrying value of the series A preferred stock. These transaction costs are accreted to the series A preferred stock carrying value over the ten-year life of the preferred stock investment. Such accretion amounted to approximately $475,000 for the fiscal year ended June 30, 2005 and $135,000 for the fiscal year ended June 30, 2004. After deducting these three charges from net income there remained net income available to common stockholders of approximately $6.3 million for the fiscal year ended June 30, 2005, as compared to a net loss available to common stockholders of approximately $73.8 million for the fiscal year ended June 30, 2004.

     While net income and net income available to common stockholders excluding the non-recurring Legal Settlement and New Mountain Transaction items are not measures of financial performance under U.S. generally accepted accounting principles, they are provided as information for investors for analysis purposes in evaluating the effect of the non-recurring Legal Settlement and the New Mountain Transaction on net income and net income available to common stockholders. Net income and net income available to common stockholders excluding the non-recurring Legal Settlement and New Mountain Transaction items are not meant to be considered a substitute or replacement for net income or net income (loss) available to common stockholders as prepared in accordance with U.S. generally accepted accounting principles. The reconciliation from net income to net income available to common stockholders excluding the non-recurring Legal Settlement and New Mountain Transaction items, is as follows (all amounts are in thousands, except per share amounts):


                                                                       Twelve Months Ended
                                                           ---------------------------------------------
                                                           --------------------- -----------------------
                                                              June 30, 2005              June 30, 2004
                                                           ----------------------------------------------

Net income, as reported                                         $    12,381                   $ 7,953

Add back:
Legal Settlement, net of income tax benefits                          1,008                         -
Transaction bonuses and severance payment,
  net of income tax benefit                                               -                       910
Compensation charge related to stock option
  issued in lieu of transaction bonus, net of
  income tax benefit                                                      -                       406
Compensation charge related to the
  acceleration of directors options, net of
  income tax benefit                                                      -                       200

Net income excluding non-recurring
Legal Settlement and  New Mountain Transaction
 items ( C )                                                         13,389                     9,469
                                                                -----------                ----------

Less:
Preferred dividends                                                   5,600                     1,596
Accretion of transaction expenses                                       475                       135
                                                                -----------                 ---------


Net income available to common
  shareholders excluding non-recurring Legal
  Settlement and New Mountain Transaction items ( A )            $    7,314                $    7,738
                                                                 ==========                ==========

Earnings per share excluding non-recurring
  Legal Settlement and New Mountain Transaction items:
  Basic ( ( A ) / ( B ) )                                        $     1.61                 $    1.17
  Diluted ( ( C ) / ( D ) )                                      $     1.12                 $    0.98

Weighted average number of shares outstanding:
   Basic ( B )                                                        4,542                     6,622
   Diluted ( D )                                                     11,983*                    9,633*


_______________
     *Diluted  weighted  average  number of shares assumes the conversion of the
6,957 shares of redeemable convertible preferred stock and dilutive common stock options and warrants.



     NMHC has no off balance sheet transactions.

Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003

     Revenue increased $77.8 million, or approximately 14%, from $573.3 million for the fiscal year ended June 30, 2003, to $651.1 million for the fiscal year ended June 30, 2004. Revenue recognized for contracts recorded on a gross revenue basis was $648.5 million for the fiscal year ended June 30, 2004 and $572.0 million for the fiscal year ended June 30, 2003. Revenue recognized for contracts recorded on a net revenue basis was $2.6 million for the fiscal year ended June 30, 2004 and $1.3 million for the fiscal year ended June 30, 2003. The specific terms of the contracts that NMHC enters into with its sponsors will determine whether NMHC recognizes the gross revenue related to the cost of the prescriptions filled. For those contracts that NMHC recognizes net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. NMHC includes in revenue only those co-payments collected from NMHCmail. For the twelve months ended June 30, 2004, there were approximately $2.3 million of co-payments included in revenue versus zero for the twelve months ended June 30, 2003. Co-payments retained by pharmacies on prescriptions filled for NMHC's members and not included in NMHC's revenue were $203.4 million and $168.5 million, for the twelve months ended June 30, 2004 and 2003, respectively.

     Of the $77.8 million increase in revenue in fiscal 2004, $33.3 million was due to the inclusion of revenues from Ascend and Inteq, which were included in the revenue for the twelve months ended June 30, 2004, but not in the twelve months ended June 30, 2003. Another approximate $77.3 million of the overall gross revenue increase was due to revenue related to new sponsors or new services offered during fiscal 2004 excluding contracts recorded on a net revenue basis. An additional increase of approximately $77.5 million was attributable to other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant. These increases were partially offset by revenue decreases related to three factors: 1) the termination of existing customer contracts throughout the fiscal year including one major sponsor which terminated their contract effective December 31, 2002, leading to a reduction in revenue of approximately $93.3 million, and 2) there was one contract during the twelve months ended June 30, 2004 that NMHC recognized on a net revenue basis that was recognized on a gross revenue basis for four months during the twelve months ended June 30, 2003. Due to a change in the contract terms effective November 1, 2002, this customer's revenue was recognized on a net basis from that point. The revenue impact of this change was a year over year reduction of gross revenue of approximately $9.0 million. The third decrease occurred as a result of rebates payable to NMHC's sponsors increasing by $8.0 million for the twelve months ended June 30, 2004 as compared to the twelve months ended June 30, 2003. Since these rebates are treated as a reduction in revenue, this led to a reduction in the overall year-over-year revenue increase.

     Cost of claims increased $61.6 million, or approximately 12%, from $525.5 million for the fiscal year ended June 30, 2003, to $587.1 million for the fiscal year ended June 30, 2004. Ascend and Inteq accounted for $28.4 million, of the net increase. New sponsors and the growth in existing sponsors accounted for $144.8 million of the increase. This increase was partially offset by the three factors described in the previous paragraph, namely, the loss of sponsors which reduced cost of claims by $89.1 million, the recognizing of a certain contract on a net revenue basis which reduced cost of claims by $9.0 million, and an increase of $13.5 million in gross rebates received, which is treated as a reduction in cost of claims. As a percentage of revenue, cost of claims decreased from 91.7% to 90.2% for the fiscal years ended June 30, 2003 and June 30, 2004, respectively. The same factors contributed to the declining costs as a percentage of revenue. The major sponsor, which terminated its contract, is a managed care organization. Industry-wide, managed care clients have a greater cost of claims, and consequently a lower gross margin, than other types of business in the PBM industry. The new business NMHC brought on during the fiscal year ended June 30, 2004, for the most part was not managed care, so consequently the cost of claims on the new business was lower than on the business it replaced. In addition, the contracts recognized on a net revenue basis decrease the overall Company costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis.

     Gross profit increased from $47.8 million for the fiscal year ended June 30, 2003 to $64.0 million for the fiscal year ended June 30, 2004; a $16.2 million, or 34%, increase. In addition to the revenue volume increase described above, Ascend and Inteq accounted for $4.9 million, or 30%, of the increase. The increase in rebates (and administrative fees related to the collection of rebates) after accounting for the amount of rebates that are shared with sponsors, accounted for another $5.5 million, or 34%. The balance of the increase relates to the margins on the new business that replaced the lost business and growth in the existing business from additional services provided. Gross profit, as a percentage of revenue, increased from 8.3% to 9.8% for the twelve months ended June 30, 2003 and June 30, 2004, respectively. The contracts NMHC recognizes on a net revenue basis have the effect of improving the gross margin as a percent of revenue due to the lower revenue base. The new activities at NMHC mail and Ascend also led to an increase in gross profit percentage, year-over-year. Partially offsetting the impact of the net revenue and new activities, NMHC has seen some decline in profit margins due to competitive pressures.

     Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $14.6 million, or approximately 41%, from $36.0 million for the fiscal year ended June 30, 2003 to $50.6 million for the fiscal year ended June 30, 2004. Approximately $8.5 million, or 73%, of this increase in selling, general, and administrative expenses is related to new entities which were part of NMHC in the twelve months ended June 30, 2004 which were not part of NMHC during all of the twelve months ended June 30, 2003. The services provided by these entities include specialty pharmacy distribution through NMHC's acquisition of PPP, predictive modeling and consulting services through NMHC's acquisition of Integrail, and mail order distribution through NMHC's owned facility in Miramar, Florida. In addition, PBM services were complemented and enhanced by the acquisition of Inteq. The major components of the $8.5 million increase in expenses related to new services was: 1) salaries and benefits - approximately $4,046,000, 2) postage and supplies - approximately $461,000, 3) equipment rental - approximately $505,000, 4) insurance - approximately $339,000, 5) marketing - approximately $229,000, 6) depreciation and amortization - approximately $556,000, 7) commissions to outside brokers - approximately $599,000, and 8) postage and shipping - approximately $589,000.

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

     For the fiscal year ended June 30, 2004, NMHC earned other income, net, of approximately $40,000. For the fiscal year ended June 30, 2003, NMHC incurred other expense, net, of approximately $804,000. The components of the approximate $844,000 increase in other income, net were an approximate $506,000 decrease in interest expense, an approximate $342,000 increase in interest income, slightly offset by an approximate $4,000 reduced gain on assets sold. The primary reasons for the net increase in income were 1) interest expense declined due to the reduced borrowings under NMHC's revolving credit facility due to increasing profitability and additional cash flow from operations (see Item 1, "Description of Business-Recent Acquisitions and Developments," and Note 3 to the Consolidated Financial Statements comprising Item 8 hereof), and 2) interest income increased due to the interest portion of a settlement, with an outside party, related to past due rebates owed to NMHC, and excess cash balances related to some of NMHC's acquisitions. NMHC entered into a new sale leaseback with an unrelated third party in November 2003. This led to an approximate $35,000 gain on the sale of assets during the twelve months ended June 30, 2004. The total gain from this transaction was approximately $147,000 which was recorded as deferred revenue and is being recognized over the life of the lease, which is thirty-six (36) months. (See Note 11 to the Consolidated Financial Statements comprising Item 8 hereof.) This gain was offset by approximately $41,000 related to assets written-off when Ascend moved to a new facility in Portland.

     Income before the provision for income taxes increased approximately $2.5 million, or 22%, from approximately $11.0 million, for the fiscal year ended June 30, 2003, to approximately $13.5 million for the fiscal year ended June 30, 2004. The primary reason for the increase was the improving efficiencies that come with scale arising from the integration of the acquisitions NMHC has completed. The start-up of the mail order facility had the impact of reducing overall profitability in the year ended June 30, 2004.

     The effective tax rate decreased from 41.8% for the twelve months ended June 30, 2003 to 41.0% for the twelve months ended June 30, 2004. The main reason for the decrease was a decline in NMHC's federal statutory rate.

     Net income for the fiscal year ended June 30, 2004 was approximately $8.0 million as compared to approximately $6.4 million for the fiscal year ended June 30, 2003; a 24% increase. Net income for the twelve months ended June 30, 2004 includes the $1.5 million after tax impact of the New Mountain Transaction items.

Liquidity and Capital Resources

     NMHC's primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable. Effective July 2003, NMHC requires cash to carry inventory in our mail service facility and specialty pharmacy. Also, we require cash for potential acquisitions of other pharmacy benefit management companies or of companies providing related services. As of June 30, 2005, we had a working capital deficit of $24.4 million as compared to a working capital deficit of $27.7 million as of June 30, 2004. The primary reason for the improvement in working capital was the profitability generated by NMHC during the fiscal year ended June 30, 2005 offset by the acquisition of PCN. NMHC has now acquired seven companies since July 2000 utilizing primarily cash. This has had the effect of increasing our working capital deficits until sufficient profitability is earned to offset these deficits.

     Net cash provided by operating activities was $10.3 million for the fiscal year ended June 30, 2005, compared to $24.1 million for the fiscal year ended June 30, 2004. The primary factor contributing to this $13.8 million decrease in cash provided by operations was the timing of the PCN acquisition. On March 7, 2005, the date of the acquisition, PCN had cash on hand exceeding $16.7 million, the vast majority of which was earmarked for payment within the next few days to the various dispensing pharmacies. Generally accepted accounting principles require that all acquisitions be reported net of cash acquired. Because the $16.7 million of cash on hand exceeded the acquisition price of $13.0 million and related acquisition costs of $0.6 million, the PCN acquisition was reported as a $3.2 million cash source of funds. The timing of this event caused NMHC's cash provided by operations for the fiscal year ended June 30, 2005 to be $10.3 million. Whereas, had the PCN Acquisition not occurred, NMHC would have reported net cash provided by operating activities of $22.5 million and net cash used in investing activities of $7.3 million, and net cash used in financing activities of $2.3 for the fiscal year ended June 30, 2005.

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


                                                                                For the fiscal year ended
                                                                            June 30, 2005        June 30, 2004
                                                                            -------------        -------------
                                                                             (unaudited)          (unaudited)
                                                                            -------------        -------------
Net cash provided by operating activities, as reported                     $      10,322         $      24,060
Impact of PCN on cash flow from operations
  for the period March 7 - June 30, 2005                                          12,218                     -
                                                                           -------------          ------------
Net cash provided by operating activities, excluding the
  impact of the PCN Acquisition                                            $      22,540         $      24,060
                                                                           =============         =============

Net cash used in investing activities, as reported                         $     (4,142)         $    (39,361)
Impact of PCN acquisition at March 7, 2005 on cash
  flow from investing activities                                                 (3,129)                     -
                                                                           -------------         -------------
Net cash used in investing activities, excluding the
  impact of the PCN Acquisition                                            $     (7,271)         $    (39,361)
                                                                           =============         =============
Net cash (used in) provided by financing activities, as reported           $     (2,296)         $     13,467
Impact of PCN on cash flow (used in) provided by
 financing activities for the period March 7 - June 30, 2005                         32                     -
                                                                           ------------          -------------
Net cash (used in) provided by financing activities,
 excluding the impact of the PCN Acquisition                               $     (2,264)          $    13,467
                                                                           ============          ==============

Cash and cash equivalents at end of period, as reported                    $      7,272          $      3,388
Impact of PCN acquisition at March 7, 2005 and PCN's
  operations for the period March 7 - June 30, 2005                               9,121                     -
                                                                           -------------         -------------
Cash and cash equivalents at end of period, excluding
  the impact of the PCN Acquisition                                        $     16,393          $      3,388
                                                                           =============         =============

     Historically, the timing of NMHC's accounts receivable and accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan sponsors on the one hand, and our pharmacy network on the other hand. These terms generally lead to our payments to participating pharmacies being slower than our corresponding collections from plan sponsors. NMHC believes that this situation is not unusual in the pharmacy benefit management industry and expects to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future and, if they were to change materially, we could require additional working capital financing. We have put in place a $65 million revolving credit facility for acquisitions and working capital financing. However, if such terms of trade were to change materially, and/or if NMHC were unable to obtain additional working capital financing, there could be a material adverse effect on our business, financial condition, or results of operations.

     Net cash used in investing activities was $4.1 million for the twelve months ended June 30, 2005, as compared to $39.4 million for the twelve months ended June 30, 2004. This decrease of $35.2 million in net cash used in investing activities was primarily the result of a decrease in cash paid for acquisitions. Total cash expenditures in the fiscal year ended June 30, 2004 for acquisitions, primarily PPP and Inteq, amounted to $34.7 million, as compared to cash generated from acquisitions of $1.7 million for the fiscal year ended June 30, 2005. Also during the fiscal year ended June 30, 2004, $2.8 million of cash was generated from the repayment of affiliate and officer loans. Finally, capital expenditures were $7.4 million (including $2.3 millino of capitalized internal use software) for the fiscal year ended June 30, 2004 as compared to $5.8 million (including $3.2 million of capitalized internal use software)for the fiscal year ended June 30, 2005, a reduction of $1.6 million when comparing the two fiscal years.

     During the fiscal year ended June 30, 2005, NMHC used $2.1 million from financing activities as compared to receiving $13.6 million in the fiscal year ended June 30, 2004. This decrease of $15.7 million is the result of $75.3 million from the issuance of NMHC's series A preferred stock net of $51.1 million for the purchase of NMHC's shares in the tender offer in the fiscal year ended June 30, 2004. Further, in the fiscal year ended June 30, 2004, cash was reduced by a $15.6 net repayment under the revolving credit facility compared to no net activity in the fiscal year ended June 30, 2005. Finally, an additional $4.0 million was paid for dividends on the convertible preferred stock during the fiscal year ended June 30, 2005 as compared to the fiscal year ended June 30, 2004 offset by $2.8 million less in proceeds from the exercise of stock options as compared to the prior year.

     On January 28, 2005, NMHC entered into a five-year $65.0 million cash flow based, line of credit with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. ("JPMorgan"). Subject to certain conditions, the new line of credit may be increased by an aggregate of $35.0 million. The line of credit facility contains various covenants that, among other things, require NMHC to maintain certain financial ratios, which are consolidated net worth, consolidated fixed charge ratio and consolidated debt to EBITDA ratio. As of June 30, 2005, there was no principal balance outstanding under the line of credit facility, and NMHC was in compliance with its financial covenants.

     Two of these financial covenants are based upon the EBITDA (earnings before interest, taxes, depreciation and amortization) generated by NMHC over specified periods of time. These covenants, consolidated fixed charge ratio and consolidated debt to EBITDA ratio, are evaluated by the lender as a measure of NMHC's liquidity and its ability to meet all of its obligations under the credit facility. EBITDA is presented as cash flow from operations plus or minus the net changes in assets and liabilities and the changes in certain non-cash reconciling items from net cash from operations to net income over the reported periods. While EBITDA is not a measure of financial performance or liquidity under generally accepted accounting principles, it is provided as information for investors for analytical purposes in light of the financial covenants referred to above. EBITDA is not meant to be considered a substitute or replacement for net income or cash flow from operations as prepared in accordance with accounting principles generally accepted in the United States. EBITDA, which increased by approximately $7.7 million or 40%, from $19.3 million for the fiscal year ended June 30, 2004 to $27.0 million for the fiscal year ended June 30, 2005, is calculated as follows:

                                                                    Year Ended June 30,
                                                                    -------------------
                                                  2005                      2004                       2003
                                        ------------------------- -------------------------- -------------------------
                                        ------------------------- -------------------------- -------------------------
Cash flow from operations                      $   10,322                 $   24,060                $   15,868
Provision for income taxes                          8,031                      5,524                     4,602
Interest (income) expense,
  Net                                                 299                        109                       957
Net change in assets and
  liabilities                                      11,988                     (7,823)                   (4,613)
Non-cash items to reconcile
  net cash from operations to
  net income                                       (3,630)                    (2,578)                     (404)
                                        ------------------------- -------------------------- -------------------------
EBITDA                                         $   27,010                 $   19,292                $   16,410
                                        ========================= ========================== =========================
-----------------
See Consolidated Statement of Cash Flows comprising Item 1 hereof for more details.



     NMHC has entered into various capital lease transactions for hardware and software. NMHC has also assumed various capital leases through its acquisitions. The principal balance of all capital leases as of June 30, 2005 was approximately $45,000.

     NMHC has entered into various real estate operating leases with both related and unrelated parties. NMHC has entered into various operating leases with unrelated third parties for office equipment. These leases have different payment terms and expirations dates. NMHC also entered into a sale-leaseback operating lease of certain fixed assets (principally mail service equipment. See
Note 11 to the Consolidated Financial Statements comprising Item 8 hereof for a further description of these various real estate and operating leases.

     The total future payments under these contractual obligations as of June 30, 2005 iare as follows:



                                                                 Payments Due by Period
Contractual Obligations                                             ($ in thousands)

                                                      Less than                                            After 5
                                       Total            1 year          1-3 years        4-5 years          Years
                                    ------------    ---------------    ------------    --------------    -------------
                                    ------------    ---------------    ------------    --------------    -------------

Long Term Debt                        $      -          $      -       $       -        $       -        $        -

Capital Lease Obligations                   45                29              16                -                 -

Operating Leases                        24,183             7,153           9,446            4,558             3,026

Sale-leaseback                             210               140              70                -                 -
                                    ------------    ---------------    ------------    --------------    -------------
                                    ------------    ---------------    ------------    --------------    -------------
Total Contractual Cash
  Obligations                           $24,438           $7,322          $9,532            $4,558            $3,026
                                    ============    ===============    ============    ==============    =============



     The shareholders of the PCN are eligible to receive additional consideration of up to $30,000,000, if certain financial and performance targets are met over the three year period beginning March 1, 2005. As of June 30, 2005, $225,000 has been accrued based upon the tentative achievement of the financial and performance targets.

     The shareholders of the Inteq Group are eligible to receive additional consideration of up to $4,200,000, if certain financial targets are met during the year ending April 1, 2005. Of this potential amount, $3,000,000 was deposited into escrow at the time of closing. As of June 30, 2005, $1,024,000 has been earned, of which $957,000 was released from escrow on October 5, 2004, with an additional $67,000 released in January 2005.

     The shareholders of PPP are eligible to receive additional consideration of up to $7,000,000, if certain financial targets are met over the three year period beginning August 1, 2003. Such amounts earned are payable within 45 days after the first, second, and third anniversary of the date of acquisition. In the sole discretion of NMHC, up to 50% of any amounts earned can be paid in the form of our stock in lieu of cash. For the first year ended July 31, 2004, $716,000 was earned and was paid on September 15, 2004. Of this amount, $358,000 was paid in cash and $358,000 was paid in the form of our common stock. For the second year through June 30, 2005, $795,000 has been earned and will be paid on September 15, 2005. Up to 50% of this amount may be paid in the form of our stock in lieu of cash.

     The   shareholders   of  Centrus  were   eligible  to  receive   additional
consideration of up to $4,000,000, payable over three years, if certain financial targets were met over the first two years. The financial performance targets were achieved and $4 million has been earned. Of this amount, $1 million was paid in May 2003, $2 million was paid in May 2004, and another $1 million was paid in May 2005.

     We entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the "purchase agreement"). Pursuant to the purchase agreement, we agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of the series A 7% convertible preferred stock (the "series A preferred stock") at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80 million. On March 19, 2004, we completed the sale of the series A preferred stock to New Mountain Partners and used approximately $49 million of the proceeds of the sale of the series A preferred stock to purchase, pursuant to a tender offer, 4,448,900 shares of our outstanding common stock at $11.00 per share (collectively, the "New Mountain Transaction"). Prior to the closing of the New Mountain Transaction, Bert E. Brodsky, the former chairman of the board of directors, and certain stockholders related to him, held (assuming the exercise of 330,000 options and warrants held by Mr. Brodsky, which occurred in April 2004), in the aggregate, approximately 59% of our outstanding common stock and had agreed to tender 4,448,900 shares, or approximately 54% of our outstanding common stock, held by them, into the tender offer. No other shareholders tendered shares in the offer.

     Following the completion of the tender offer, and assuming the exercise of 330,000 options and warrants held by Mr. Brodsky, which occurred in April 2004, New Mountain Partners owned securities at March 19, 2004 that were initially convertible into approximately 64% of NMHC's issued and outstanding common stock and prior to conversion of the series A preferred stock were entitled to cast that number of votes that is equal to approximately 60% of NMHC's aggregate voting power. Following the closing of the New Mountain Transaction, New Mountain Partners were entitled to and did nominate and elect 60% of the members of NMHC's board of directors.

     We used the remaining proceeds from the issuance and sale of the series A preferred stock of approximately $24 million, excluding expenses related to the closing of the New Mountain Transaction, for the Inteq Acquisition and working capital purposes.

     The preferred stock provides for an initial annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary of issuance. The preferred stock is convertible into common stock at a price of $11.50 per share of common stock, or an aggregate of approximately 7 million shares of our common stock.

     The series A preferred stock may be redeemed at NMHC's option subsequent to the fourth anniversary of its issuance, subject to certain conditions. After the tenth anniversary of the issuance of the series A preferred stock, each holder of shares of series A preferred stock may require us to redeem all or a part of that holder's shares of series A preferred stock.

     NMHC anticipates that current cash positions, together with anticipated cash flow from operations, will be sufficient to satisfy our contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of our stated goals to acquire other pharmacy benefit management companies and companies providing related services. Depending on our evaluation of future acquisitions, additional cash may be required to complete these acquisitions. In addition, we will require cash to acquire inventory for our mail service and specialty distribution operations. In the event that NMHC's plans change or its assumptions prove to be inaccurate, or the proceeds from the JPMorgan credit facility and the New Mountain Transaction prove to be insufficient to fund operations and acquisitions, we could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to us, if at all.

Supplemental Quarterly Financial Data

     Unaudited quarterly financial data ($ in thousands, except per share amounts) for the fiscal years 2005 and 2004 are summarized as follows:



                                                                             Fiscal Year 2005
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Quarters ended                                                June 30      March 31       December 31    September 30
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

Revenue                                                     $ 215,858  $    199,342         $ 200,550       $ 184,842

Income before provision for income taxes                        3,913         5,538             6,442           4,519

Net Income                                                      2,647         3,267             3,801           2,666

Net income (loss) available to common
  Stockholders                                                  1,132         1,769             2,270           1,135

Earnings (loss) per common share:
  Basic                                                          0.24          0.39              0.51            0.26
  Diluted                                                        0.22          0.27              0.32            0.22

Weighted-average number of common shares outstanding:
  Basic                                                         4,764         4,584             4,424           4,400
  Diluted                                                      12,085        11,997            11,865          11,904


                                                                             Fiscal Year 2004
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Quarters ended                                                June 30      March 31       December 31    September 30
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

Revenue                                                     $ 176,647  $   159,725          $ 163,896       $ 150,830

Income before provision for income taxes                        4,277        2,641              3,769           2,790

Net Income                                                      2,525        1,564              2,218           1,646

Net income (loss) available to common
  Stockholders                                                  1,010      (78,652)*            2,218           1,646

Earnings (loss) per common share:
 Basic                                                           0.25       (11.17)              0.29            0.22
 Diluted                                                         0.21       (11.17)              0.25            0.19


Weighted-average number of common shares outstanding:
  Basic                                                         4,013        7,044              7,764           7,641
  Diluted                                                      11,831        7,044              8,888           8,473


----------------------
*Includes an $80,000 non-recurring, non-cash charge for a beneficial conversion feature related to the New Mountain transaction.



Other Matters

Inflation

     Management does not believe that inflation has had a material adverse impact on NMHC's net income for the three most recent fiscal years.

Critical Accounting Policies and Estimates

General

     NMHC's discussion and analysis of its financial condition and results of operations are based upon NMHC's Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses; these estimates and judgments also affect related disclosures of contingent assets and liabilities. On an on-going basis, NMHC evaluates its estimates and judgments, including those related to revenue recognition, bad debt, intangible assets, income taxes, and financing operations. NMHC bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     NMHC believes that of its significant accounting policie,s which are described in Note 1 to the Consolidated Financial Statements comprising Item 8 hereof, the following may involve a higher degree of judgment and complexity than others:

Revenue Recognition

(a) Since January 1, 2000, services provided by NMHC have been on a fee for service basis. Under the fee for service arrangement, we are paid by our sponsors for our contractually agreed upon rates based upon actual claims adjudicated, plus a fixed transaction fee.

         Revenue under the fee for service arrangement is recognized when the claims are adjudicated. Included as revenue are our administrative fees and charges relating to pharmaceuticals dispensed by our network of pharmacies. Revenue is reduced by the amount of rebates paid to our sponsors.

(b) The specific terms of the contracts that NMHC enters into with its sponsors will determine whether we recognize the gross revenue related to the cost of the prescriptions filled. There are several factors from EITF 99-19 that led us to recognize the majority of our revenue on a gross basis. These include: NMHC acts as a principal and not an agent and is the primary obligor in the relationship among the pharmacies, the sponsors and NMHC, NMHC has credit risk, NMHC has certain latitude in establishing price, and NMHC has discretion in supplier selection. In certain cases, primarily because the amount we earn is fixed, we have not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. This has no impact on our gross profit since neither the prescription revenue nor the related cost of the prescriptions is recorded.

(c) NMHC includes in revenue only those co-payments collected from individual members by NMHCmail. Co-payments retained by pharmacies on the remainder of the prescriptions filled for our members are not included in our reported revenue. We disclose these amounts parenthetically on the face of our Consolidated Statement of Income.

(d) Rebates are recognized when we are entitled to them in accordance with the terms of our arrangements with drug manufacturers, third party rebate administrators, and sponsors, and when the amount of the rebates is determinable. NMHC records the gross rebate receivable and the appropriate payable to the sponsors based on estimates, which are subject to final settlement. The estimates are based upon the claims submitted and our rebate experience, and are adjusted as additional information becomes available.

Bad Debt

     We maintain allowances for doubtful accounts for estimated losses resulting from the liability of our sponsors to make required payments. If the financial condition of our sponsors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and Intangible Asset Impairment

     In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On July 1, 2001 we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze our goodwill for impairment issues on a periodic basis thereafter. To date, we have not recorded any impairment losses related to goodwill and other intangible assets.

Deferred Taxes

     NMHC periodically considers whether or not we should record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event NMHC were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Capitalized Software

     The costs of software developed for internal use incurred during the preliminary project stage are expensed as incurred. Direct costs incurred during the application development stage which provide additional functionality are capitalized. Costs incurred during the post-implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives, commencing on the date the software is placed into use, primarily three years.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.

     Not applicable.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The audited financial statements of NMHC as of June 30, 2005, 2004 and 2003, and the related Schedules, are set forth at the pages indicated in Item 15 hereof.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


Item 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

     Disclosure controls and procedures are the controls and procedures designed to ensure that information that NMHC is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required. They include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to the officers who certify NMHC's financial reports and to other members of senior management in order to allow timely decisions regarding required disclosure.

     Under the supervision and with the participation of management, chiefly our chief executive officer and chief financial officer, NMHC has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Form 10-K. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported in accordance with U.S. generally accepted accounting principles within the time periods required by the SEC's rules and forms.

Changes to Internal Control Over Financial Reporting

     In the course of our ongoing preparations for making management's report on internal control over financial reporting included in this annual report, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have identified areas in need of improvement and have taken remedial actions to strengthen the affected controls as appropriate. From time to time, we make these and other changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal control over financial reporting and which do not have a material effect on our overall internal control. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter for fiscal year 2005 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

     Our internal control over financial reporting includes those policies and procedures that:

          (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

          (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

          (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management believes that our internal control over financial reporting was effective as of June 30, 2005.

     NMHC acquired PCN on March 7, 2005 and has excluded PCN from our assessment of and conclusion on the effectiveness of internal control over financial reporting. For the year ended June 30, 2005, PCN accounted for 3% of NMHC's total net revenue. As of June 30, 2005, PCN accounted for 11% of NMHC's total assets, excluding $12.0 million of goodwill and other intangible asset amounts that were recorded in connection with this acquisition.

     Our management's assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report on management's assessment of internal control over financial reporting, which is included in this annual report below.


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of National Medical Health Card Systems, Inc. and Subsidiaries

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that National Medical Health Card Systems, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     As indicated in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pharmaceutical Care Network ("PCN") which is included in the Fiscal 2005 consolidated financial statements of National Medical Health Card Systems, Inc. and Subsidiaries and constituted 11% of total assets on June 30, 2005, excluding $12.0 million of goodwill and other intangible asset amounts recorded in connection with this acquisition and 3% of revenues for the fiscal year then ended. Our audit of internal control over financial reporting of National Medical Health Card Systems, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of PCN.

     In our opinion, management's assessment that National Medical Health Card Systems, Inc. and Subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, National Medical Health Card Systems, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of National Medical Health Card Systems, Inc. and Subsidiaries as of June 30, 2005 and 2004 and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2005 and our report dated September 19, 2005 expressed an unqualified opinion thereon.

                                                         Ernst & Young LLP

Melville, New York
September 19, 2005

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The information required is incorporated herein by reference to the fiscal year 2005 definitive Proxy Statement under the caption "Election of Directors," which NMHC anticipates will be filed by October 28, 2005.


Item 11. Executive Compensation.

     The information required by this item is incorporated herein by reference to the information in the fiscal 2005 Definitive Proxy Statement under the caption "Executive Compensation," which NMHC anticipates will be filed by October 28, 2005.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this item is incorporated herein by reference to the information in the fiscal 2005 Definitive Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management," which NMHC anticipates will be filed by October 28, 2005.


Item 13. Certain Relationships and Related TransactionS.

     The information required by this item is incorporated herein by reference to the information in the fiscal 2005 Definitive Proxy Statement under the caption "Certain Relationships and Related Transactions," which NMHC anticipates will be filed by October 28, 2005.


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information required by this item is incorporated herein by reference to the information in the fiscal 2005 Definitive Proxy Statement under the caption "Principal Accountant Fees and Services," which NMHC anticipates will be filed by October 28, 2005.

                                     PART IV


Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     1. Financial Statements                                                              Page No.

          The following Consolidated Financial Statements of NMHC are included herein:

      Report of Independent Registered Public Accounting Firm                               F-2

     Consolidated Balance Sheet as of June 30, 2005 and 2004                                F-3

      Consolidated Statement of Income for each of the years ended
       June 30, 2005, 2004 and 2003                                                         F-4

      Consolidated Statement of Stockholders' Equity (Deficit) for each
       of the years ended June 30, 2005, 2004 and 2003                                      F-5

      Consolidated Statement of Cash Flows for each of the years ended
       June 30, 2005, 2004 and 2003                                                         F-6

     Notes to Consolidated Financial Statements                                          F-7 - F-30


   2.    Financial Statement Schedule

                  Schedule II:  Valuation and Qualifying Accounts                           S-1

     All other information and financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

         3.       Exhibits

Exhibit
Number       Description of Exhibit

2.1      Stock Purchase Agreement dated July 31, 2003, among NMHC and Portland
         Professional Pharmacy, Portland Professional Pharmacy Associates and the individuals listed on Schedule I thereto (3)
2.2      Amended and Restated Stock Purchase Agreement dated November 26, 2003 by and between NMHC and New Mountain Partners, L.P. (8)
2.3      Asset Purchase Agreement among NMHC, Inteq PBM, LP, Inteq-RX Group, LLP, and  the  individuals  named therein dated April 1, 2004 (6)
2.4      Stock Purchase Agreement dated March 7, 2005 among NMHC, PCN Acquisition Corp.,
         Pharmaceutical Care Network and California Pharmacists Association (13)
3.1      Certificate of Incorporation of NMHC (2)
3.2      Certificate of Amendment to the Certificate of Incorporation of NMHC (7)
3.3      Amended and Restated By-Laws of NMHC (9)
3.4      Amended and Restated Audit Committee Charter (7)
4.1      Form of Warrant Agreement, including form of Representatives' Warrants (1)
4.2      Certificate of Designation, Preferences and Rights of Series A 7% Convertible
          Preferred Stock of NMHC (7)
10.1     Credit Agreement dated January 28, 2005 among NMHC, the Lenders party thereto and JPMorgan Chase, as Administrative Agent (12)
10.2     Stock Option Agreement between NMHC and James Bigl dated July 22, 2003 (3)
10.3     Stock Option Agreement between NMHC and Agnes Hall dated August 1, 2003 (3)
10.4     Stock Option Agreement between NMHC and David Gershen dated August 1, 2003 (3)
10.5     Stock Option Agreement between NMHC and Tery Baskin dated August 1, 2003 (3)
10.6     Stock Option Agreement between NMHC and Patrick McLaughlin dated August 1, 2003 (3)
10.7     Sixth Amendment to Employment Agreement, dated October 30, 2003, by and between NMHC and James J. Bigl  (5)
10.8     Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam
         Development Corporation and NMHCRx Mail Order, Inc. (3)
10.9     AmerisourceBergen Prime Vendor Agreement, dated July 21, 2003 between NMHCRx Mail
         Order, Inc. d/b/a NMHCmail and AmerisourceBergen Drug Corporation (3)
10.10    Release, dated October 30, 2003, by Sandata Technologies, Inc. and Sandsport, Inc. (5)
10.11    Amendment to Lease Agreement, dated as of October 23, 2003, by and among BFS Realty, LLC and NMHC (5)
10.12    Amendment to Lease Agreement (30 Sea Cliff), dated as of October 30, 2003, between Living in Style, LLC and NMHC (5)
10.13    Amendment to Lease Agreement (32 Sea Cliff), dated as of October 30, 2003, between Living in Style, LLC NMHC (5)
10.14    Second Amendment to Employment Agreement, dated October 30, 2003, by and between NMHC and Bert E. Brodsky (5)
10.15    Amended and Restated Employment Agreement dated June 14, 2004 between NMHC and James J. Bigl (9)
10.16    Form of Stock Option Agreement between NMHC and Non-Employee Directors dated May 4, 2004 for a grant of 15,000 shares of common stock (9)
10.17    Form of Stock Option Agreement between NMHC and Non-Employee Directors dated May 4, 2004 for a grant of 20,000 shares of common stock (9)
10.18    Employment Agreement dated August 30, 2004 between NMHC and James F. Smith (11)
10.19    Employment Agreement dated October 4, 2004 between NMHC and Bill Masters (11)
10.20    Stock Option Agreement dated August 31, 2004 between NMHC and James F. Smith (11)
10.21    Stock Option Agreement dated October 4, 2004 between NMHC and Bill Masters (11)
10.22    Form of Stock Option Agreement between NMHC and Senior Management dated December 20, 2004 (14)
10.23    Form of Stock Option Agreement between NMHC and Non-Employee Directors dated December 21, 2004 (14)
14.1     Amended and Restated Code of Ethics (10)
21.1     List of Subsidiaries
23.1     Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1     Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the
         Sarbanes-Oxley Act
31.2     Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the
         Sarbanes-Oxley Act
32.1     Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act
32.2     Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act



     (1) Denotes document filed as an Exhibit to NMHC's Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.

     (2) Denotes document filed as an Exhibit to NMHC's Definitive Proxy Statement on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.

     (3) Denotes document filed as an Exhibit to NMHC's Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by reference.

     (4) Denotes document filed as an Exhibit to NMHC's Form 8-K filed on November 13, 2003 and incorporated herein by reference.

     (5) Denotes document filed as an Exhibit to NMHC's Report on Form 10-K/A Amendment Number 2 for the year ended June 30, 2003 and incorporated herein by reference.

     (6) Denotes document filed as an Exhibit to NMHC's Form 8-K filed on April 14, 2004 and incorporated herein by reference.

     (7) Denotes document filed as an Exhibit to NMHC's Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

     (8) Denotes document filed as an exhibit to NMHC's Definitive Proxy Statement on Schedule 14-A filed on February 19, 2004 and incorporated herein by reference.

     (9) Denotes document filed as an exhibit to NMHC's Form 10-K for the fiscal year ended June 30, 2004 and incorporated herein by reference.

     (10)  Denotes  document  filed on October  28, 2004 as an exhibit to NMHC's
Definitive  Proxy  Statement  on  Schedule  14-A  and  incorporated   herein  by
reference.

     (11) Denotes document filed as an exhibit to NMHC's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

     (12) Denotes document filed as an exhibit to NMHC's Form 8-K filed on February 3, 2005 and incorporated herein by reference.

     (13) Denotes document filed as an exhibit to NMHC's Form 8-K filed on March 11, 2005 and incorporated herein by reference.

     (14) Denotes document filed as an exhibit to NMHC's Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
----------------------------------------------------
        (Registrant)

By         /s/ James J. Bigl
   -----------------------------------------------------------
        James J. Bigl, Chairman of the Board
Date: September 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By         /s/ James J. Bigl
   ---------------------------------------------------------------
        James J. Bigl, Chairman of the Board
Date: September 22, 2005

By         /s/ James F. Smith
  -----------------------------------------------------------------
        James F. Smith, Chief Executive Officer,
        Principal Executive Officer and Director
Date: September 22, 2005

By         /s/ Gerald Angowitz
  -----------------------------------------------------------------
        Gerald Angowitz, Director
Date: September 22,  2005

By         /s/ Paul J. Konigsberg
  ----------------------------------------------------------------
        Paul J.Konigsberg, Director
Date: September 22, 2005

By          /s/ Steven B. Klinsky
   ----------------------------------------------------------------
       Steven B. Klinsky, Director
Date: September 22, 2005

By         /s/ Michael Ajouz
   ----------------------------------------------------------------
        Michael Ajouz, Director
Date: September 22, 2005

By         /s/ Robert R. Grusky
   ----------------------------------------------------------------
        Robert R. Grusky, Director
Date: September 22, 2005

By        /s/ G. Harry Durity
   -----------------------------------------------------------------
        G. Harry Durity, Director
Date: September 22, 2005

By      /s/ Michael T. Flaherman
   ----------------------------------------------------------------
        Michael T. Flaherman, Director
Date: September 22, 2005

By      /s/ David E. Shaw
   ---------------------------------------------------------------
        David E. Shaw, Director
Date: September 22, 2005

By       /s/ Stuart Fleischer
   -----------------------------------------------------------------
        Stuart Fleischer, Principal Financial and Accounting Officer
Date: September 22, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------
                                                                       Page No.

Report of Independent Registered Public Accounting Firm                   F-2

Consolidated Financial Statements:

   Balance Sheet                                                          F-3
   Statement of Income                                                    F-4
   Statement of Stockholders' Equity (Deficit)                            F-5
   Statement of Cash Flows                                                F-6
   Notes to Consolidated Financial Statements                        F-7 - F-30

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of National Medical Health Card Systems, Inc. and Subsidiaries

     We have audited the  accompanying  consolidated  balance  sheet of National
Medical Health Card Systems, Inc. and Subsidiaries (the "Company") as of June 30, 2005 and 2004 and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Medical Health Card Systems, Inc. and Subsidiaries at June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 19, 2005, expressed an unqualified opinion thereon.

                                                     Ernst & Young LLP
Melville, New York
September  19, 2005



                     NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------------------------------------------------------------
                                ($ in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,                  June 30,
Assets                                                                                   2005                      2004
                                                                                         ----                      ----
Current:

  Cash and cash equivalents (including cash equivalent investments of $193
          and $1,191, respectively)                                                   $    7,272              $    3,388
  Restricted cash                                                                          3,994                   1,695
  Accounts receivable, less allowance for doubtful accounts of $1,953
            and $2,312, respectively                                                     103,129                  73,162
  Rebates receivable                                                                      40,377                  34,764
  Inventory                                                                                4,119                   3,252
  Due from affiliates                                                                         31                      18
  Deferred tax assets                                                                      2,117                   2,711
  Other current assets                                                                     5,759                   2,093
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                               166,798                 121,083

  Property, equipment and software development costs, net                                 12,177                  10,597
  Intangible assets, net of accumulated amortization of $3,273 and $2,106,
            respectively                                                                   3,951                   3,788
  Goodwill                                                                                99,710                  86,964
  Other assets                                                                             1,295                   3,717
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $283,931                $226,149
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Liabilities, Redeemable Preferred Equity, and Common Stockholders'
             Equity (Deficit)
Current Liabilities:

  Accounts payable and accrued expenses                                                 $188,843                $147,572
  Revolving credit facility and loans payable-current                                      1,860                      53
  Current portion of capital lease obligations                                                29                     327
  Income taxes payable                                                                         -                     837
  Other current liabilities                                                                  503                       -
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                           191,235                 148,789

  Capital lease obligations, less current portion                                             16                      13
  Long term loans payable and other liabilities                                              998                   3,877
  Deferred tax liability                                                                   5,964                   4,704
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                   198,213                 157,383
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
Redeemable Preferred Equity:

  Redeemable convertible preferred stock $.10 par value; 15,000,000
          shares authorized, 6,956,522 issued and outstanding                             75,864                  75,389

Common Stockholders' Equity (Deficit):

  Common  Stock, $.001 par value, 35,000,000 shares authorized, 9,461,826 and
          8,969,694 shares issued, 4,821,926 and 4,329,794 outstanding,
          respectively                                                                         9                       9
  Additional paid-in-capital                                                             115,061                 104,890
  Retained deficit                                                                       (53,337)                (59,643)
  Treasury stock at cost, 4,639,900 shares                                               (51,879)                (51,879)
---------------------------------------------------------------------------------------------------------------------------
     Total common stockholders'  equity (deficit)                                          9,854                  (6,623)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total Liabilities, Redeemable Preferred Equity, and Common Stockholders'
         Equity (Deficit)                                                               $283,931                $226,149
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
                               See accompanying notes to consolidated financial statements


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
                        CONSOLIDATED STATEMENT OF INCOME
               (All amounts in thousands, except per share amount)
------------------------------------------------------------------------------


                                                                                      Years ended June 30,
                                                                           2005              2004               2003
                                                                           ----              ----               ----

-------------------------------------------------------------------------------------------------------------------------------

Revenue (includes co-payments collected of $15,134, $2,274,
 and $0, respectively, and excludes co-payments retained by the
 pharmacies of $280,946, $203,420, and $168,475, respectively)        $  800,592       $   651,098         $   573,266

-------------------------------------------------------------------------------------------------------------------------------
Cost of claims (excludes co-payments retained by the
  pharmacies of $280,946, $203,420, and $168,475,
  respectively)                                                          713,883           587,055             525,472

Gross profit                                                              86,709            64,043              47,794

Selling, general and administrative expenses                              67,786            50,606              35,974

--------------------------------------------------------------------------------------------------------------------------------
Operating income                                                          18,923            13,437              11,820
--------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
Interest expense                                                            (610)             (703)             (1,209)
Interest income                                                              311               594                 252
Other income, net(includes insurance gain of $1,702 in 2005)               1,788               149                 153
---------------------------------------------------------------------------------------------------------------------------------
                                                                           1,489                40                (804)
---------------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                  20,412            13,477              11,016
Provision for income taxes                                                 8,031             5,524               4,602

----------------------------------------------------------------------------------------------------------------------------------
Net income                                                           $    12,381        $    7,953          $    6,414
==================================================================================================================================

Beneficial conversion feature                                                  -            80,000                   -
Preferred stock cash dividend                                              5,600             1,596                   -
Accretion of transaction expenses                                            475               135                   -

----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) available to common stockholders                   $     6,306        $  (73,778)         $    6,414
==================================================================================================================================

Earnings (loss) per common share:
  Basic                                                              $      1.39        $  (11.14)          $     0.85

  Diluted *                                                          $      1.03        $  (11.14)          $     0.80

Weighted-average number of common shares outstanding:
  Basic                                                                    4,542             6,622               7,590
=================================================================================================================================
  Diluted *                                                               11,983             6,622               8,036
=================================================================================================================================

           See accompanying notes to consolidated financial statements


____________
* For the year ended June 30, 2005, the number of weighted average diluted shares was calculated using the "as if converted" method for the redeemable preferred stock.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
----------------------------------------------------------------------------
            Consolidated Statement Of Stockholders' Equity (Deficit)
                           (All amounts in thousands)

                                                                                                                          Total
                                                                                                                         Common
                                                     Common Stock                      Retained      Treasury Stock    Stockholders'
                                                     ------------       Additional     Earnings      --------------       Equity
                                                   Shares   Amount   Paid-in-Capital   (Deficit)     Shares   Amount    (Deficit)
                                                  ----------------    ---------------  ---------     ------- -------   ------------
Balance at June 30, 2002                          7,550   $    8      $ 14,292        $ 7,721        191     $ (744)     $ 21,277

  Exercise of stock options                         221        -           485             -           -          -           485
  Stock issued - PAI acquisition - additional         -      250             -             -           -          -           250
                                                     42
  Net income                                          -        -             -         6,414           -          -         6,414
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                          7,813        8        15,027        14,135         191       (744)      28,426

  Accretion of transaction expenses related to        -        -             -          (135)          -          -         (135)
     preferred stock offering
  Purchase of treasury stock in tender offer          -        -             -             -       4,449    (51,135)     (51,135)
    including related expenses
  Exercise of stock options                       1,092        1         7,022             -           -          -        7,023
  Shares issued related to outstanding warrants      65        -             -             -           -          -            -
  Payment of preferred dividends                      -        -             -        (1,596)          -          -       (1,596)
  Beneficial conversion feature                       -        -        80,000       (80,000)          -          -            -
  Stock option income tax benefit                     -        -         1,878             -           -          -        1,878
  Compensation component of employee stock
     options                                          -        -           963             -           -          -          963
  Net income                                          -        -             -         7,953           -          -        7,953

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004                          8,970        9       104,890       (59,643)      4,640    (51,879)      (6,623)

  Accretion of transaction expenses related to
     preferred stock offering                        -         -             -          (475)          -          -         (475)
  Exercise of stock options                        418         -         4,188             -           -          -        4,188
  Shares issued related to outstanding warrants     61         -             -             -           -          -            -
  Shares issued related to PPP earnout              13         -           358             -           -          -          358
  Payment of preferred dividends                     -         -             -        (5,600)          -          -       (5,600)
  Stock option income tax benefit                    -         -         5,625             -           -          -        5,625
  Net income                                         -         -             -        12,381           -          -       12,381
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2005                         9,462     $   9     $ 115,061     $ (53,337)      4,640   $(51,879)     $  9,854
-----------------------------------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
  ---------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)


                                                                                            Years Ended June 30,
                                                                                   ---------------------------------------
                                                                                   ------------ ------------ -------------
                                                                                      2005         2004          2003
                                                                                      ----         ----          ----
Cash flows from operating activities:
             Net income                                                          $   12,381    $   7,953    $   6,414
               Adjustments to reconcile net income to net cash
                 provided by operating activities:
                 Depreciation and amortization                                        6,300        5,706        4,437
                 Amortization of deferred gain                                         (100)        (455)        (153)
                 Amortization of deferred financing costs                               167          181          183
                 Net loss (gain) on disposal of capital assets                            -          310          (13)
                 Provision for doubtful accounts                                        651          692          164
                 Compensation expense accrued to officer/stockholder                      -           37          821
                 Deferred income taxes                                                2,912        1,813         (433)
                 Interest accrued on stockholders'/affiliate's loans                      -            -         (165)
             Changes in assets and liabilities, net of effect from acquisitions:
                 Restricted cash                                                        435          688          270
                 Accounts receivable                                                (27,425)     (13,005)       7,486
                 Rebates receivable                                                     488       (8,139)      (8,809)
                 Inventory                                                             (867)      (2,714)           -
                 Other current assets                                                (3,867)        (330)      (1,028)
                 Due to/from affiliates                                                 (13)         225         (276)
                 Other assets                                                         2,694         (514)         (19)
                 Accounts payable and accrued expenses                               12,196       28,246        6,844
                 Income taxes payable and other current liabilities                   5,289        1,934         (163)
                 Other long term liabilities                                           (919)       1,432          308
------------ -------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            10,322       24,060        15,868
--------------------------------------------------------------------------------------------------------------------------
------------ -------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
             Capital expenditures                                                    (5,795)      (7,379)        (2,468)
             Repayment of loan from affiliate                                             -        2,660             -
             Repayment of loan from officer                                               -          107             -
             Acquisition of PCN, net of cash required                                 3,150            -             -
             Acquisition of Integrail, net of cash acquired                               -          (13)       (1,482)
             Acquisition of Centrus, net of cash acquired                            (1,000)      (2,000)       (1,070)
             Acquisition of PAI                                                           -            -        (1,000)
             Acquisition of Inteq, net of cash acquired                                (139)     (29,078)            -
             Acquisition of PPP, net of cash acquired                                  (358)      (3,658)            -
             Proceeds from disposal of capital assets                                     -            -            22
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                (4,142)     (39,361)       (5,998)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

             Proceeds from exercise of stock options                                  4,188        7,023           485
             Proceeds from issuance of preferred stock, net of offering costs             -       75,254             -
             Purchase  of  treasury  stock  in  tender  offer  including  related         -      (51,135)            -
             expenses
             Repayment of convertible note offering                                       -            -        (8,000)
             Proceeds from revolving credit facility                                724,758      871,869       688,750
             Repayment of revolving credit facility                                (724,811)    (887,477)     (686,901)
             Payment of preferred dividends                                          (5,600)      (1,596)            -
             Deferred financing costs                                                  (459)           -             -
             Repayment of debt and capital lease obligations                           (372)        (471)         (750)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                  (2,296)      13,467        (6,416)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  3,884       (1,834)        3,454
Cash and cash equivalents at beginning of period                                      3,388        5,222         1,768
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $   7,272    $   3,388     $   5,222
--------------------------------------------------------------------------------------------------------------------------
           See accompanying notes to consolidated financial statements

                                                                             F-6

================================================================================
                     NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (All $ in thousands, except per  share amounts)
================================================================================

 1.  PRINCIPAL BUSINESS ACTIVITY AND SUMMARY
     OF SIGNIFICANT ACCOUNTING POLICIES:

     National Medical Health Card Systems, Inc. (the "Company" or "NMHC") provides comprehensive pharmacy benefit management ("PBM") services to plan sponsors, which include managed care organizations, local governments, unions, corporations and third party health care plan administrators through its network of licensed pharmacies throughout the United States. The Company's pharmacy benefit management services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy claims management, specialty pharmacy claims management, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, disease information services, data access, reporting and information analysis, and physician profiling. In addition, the Company operates a mail service pharmacy, a specialty pharmacy, and health informatics company.

     The audited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc., and its wholly owned subsidiaries, Pharmacy Associates, Inc. ("PAI"), Interchange PMP, Inc. ("PMP"), Centrus Corporation ("Centrus"), National Medical Health Card IPA, Inc. ("IPA"),
Specialty Pharmacy Care, Inc. ("Specialty"), NMHCRX Contracts, Inc. ("Contracts"), PBM Technology Inc. ("PBM Tech"), NMHCRX Mail Order, Inc. ("NMHCmail"), Portland Professional Pharmacy and Portland Professional Pharmacy Associates (collectively "NMHC Ascend"), Inteq Corp. and Inteq TX Corp. (collectively "Inteq"), Pharmaceutical Care Network ("PCN"), and Integrail, Inc. ("NMHC Integrail"). Also included on a consolidated basis are the accounts of NMHC Funding, LLC ("Funding"), a limited liability company of which the Company and some of its subsidiaries are the owners of all of the membership interests. Unless the context otherwise requires, references herein to the "Company" or "NMHC" refer to the Company and its subsidiaries, on a consolidated basis. All material intercompany balances and transactions have been eliminated in the consolidation.

     In October 1998, the Company acquired IPA, which is an independent practice association under the laws of New York. The Company acquired PSCNY IPA, Inc. ("PSCNY") as part of the Centrus Acquisition (see Note 3 - Business Acquisitions). NMHC's IPA was dissolved. PSCNY was utilized by Centrus to contract with Health Maintenance Organizations or providers containing financial risk-sharing provisions which represents some of Centrus' largest sponsors. PSCNY's name was changed to IPA in September 2002. IPA is subject to the regulatory authority of the Department of Health and the laws, rules and regulations applicable to independent practice associations in New York.

     Specialty was incorporated in January 2000. This wholly owned subsidiary was established to provide manufacturer rebate administration services to NMHC. Effective as of April 2000, NMHC began to enter into rebate agreements directly with drug manufacturers. Although some of these agreements are between NMHC and drug manufacturers, Specialty administers these contracts on behalf of the Company. Specialty is paid administrative fees by the drug manufacturers and/or retains a percentage of rebates collected. Currently, Specialty does not have any full-time employees. Specialty reimburses NMHC for the use of its employees on an as-needed basis.

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

     NMHCmail, Inc. was incorporated in August 2002 to provide home delivery pharmacy services to the Company's existing sponsors as well as other small regional PBMs. Prior to opening its own facility in Miramar, Florida, NMHC outsourced all its mail order business. The subsidiary has its own employees and rents the facility, including a warehouse, from an unrelated third party. Currently, all intercompany revenue generated by NMHCmail for fulfillment of prescriptions on behalf of the PBM, is eliminated in consolidation.

 Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity date of three months or less from purchase date to be cash equivalents. These also include short-term, highly liquid money market funds. Restricted cash balances at June 30, 2005 and 2004 includes approximately $3,994 and $1,695, respectively, which are restricted as to their use as related to the maintenance of minimum cash balances in accordance with Ohio statute and other customer restrictions.

 Revenue Recognition

     The Company enters into a fee for service (per claim charges) arrangement with its sponsors for the payment of administrative fees. Under the fee for service arrangement, the Company is paid by its sponsors for the Company's contractually agreed upon rates based upon actual claims adjudicated plus a fixed transaction fee. Revenue under the fee for service arrangement related to the sales of prescription drugs by the Company's nationwide network of pharmacies is recognized when the claims are adjudicated. At the point-of-sale, the pharmacy claims are adjudicated using the Company's on-line processing system. Adjudication is the process by which the plan participant is checked for eligibility of coverage, the prescription is compared to the plan parameters established by the sponsor, the particular drug is reviewed for contraindications based upon the plan participant's drug history, age and sex, and the information is placed into a database available for reporting and query. The Company invoices plan sponsors and includes as revenue the Company's administrative fees and charges relating to pharmaceuticals dispensed by the Company's network of pharmacies. Revenue is reduced by the amount of rebates paid to the Company's sponsors. Cost of claims includes the amounts paid to the Company's network of pharmacies for pharmaceutical claims reduced by gross rebates received from drug manufacturers. The Company does not take possession or legal ownership of the pharmaceutical drugs dispensed by the pharmacy network excluding its own mail service and specialty facilities. The Company assumes the legal responsibility and financial risk of paying for dispensed pharmaceuticals whether or not the Company is paid by its sponsors. There are several factors from EITF 99-19 that led the Company to recognize the majority of its revenue on a gross basis. These include: the Company acts as a principal and not an agent and is the primary obligor in the relationship among the pharmacies, the sponsors and the Company, the Company has credit risk, the Company has certain latitude in establishing price, and the Company has discretion in supplier selection.

     The specific terms of the contracts that Health Card enters into with its sponsors will determine whether NMHC recognizes the gross revenue related to the cost of the prescriptions filled. In certain cases, the Company has not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. The primary factor in recognizing these contracts on a net basis is that the amount that the Company earns is fixed. The Company receives a fixed charge per claim and a fixed percentage of rebates and all other pharmacy costs are charged to the plan sponsor. This has no impact on the Company's gross profit since neither the prescription revenue nor the related cost of the prescriptions is recorded.

     The Company follows the provisions of EITF 00-14, Accounting for Certain Sales Incentives - Coupons, Rebates and Discounts in connection with the Company's rebates to sponsors. These rebates are recognized when the Company is entitled to them in accordance with the terms of the Company's arrangements with drug manufacturers, third party rebate administrators, and the Company's sponsors, and when the amount of the rebates is determinable. The Company records the gross rebate receivable and the appropriate payable to the sponsors based on estimates, which are subject to final settlement. The estimates are based upon the claims submitted and the Company's rebate experience, and are adjusted as additional information becomes available. Currently some rebates are processed by a third party rebate administrator and the remaining rebates are submitted directly to the drug manufacturers for reimbursement. For the years ended June 30, 2005, 2004 and 2003, the rebates retained by the Company were approximately $12,835, $10,314 and $5,398, respectively.

     NMHCmail began filling prescriptions out of the Miramar facility on July 1, 2003. NMHCmail maintains an inventory of pharmaceuticals, which it purchases from drug wholesalers or direct from the manufacturers. Mail Service recognizes revenue at the point of shipment for both the co-pay collected from the individual member, as well as for the "sale" of the prescription to the PBM at specified prices. Revenue from this intercompany sale is eliminated in consolidation. To date, NMHCmail only fills prescriptions for NMHC plan sponsors.

     NMHC Ascend also maintains an inventory of pharmaceuticals, which it purchases from drug wholesalers or direct from manufacturers. Revenue is recognized by NMHC Ascend at the point of shipment to the member. NMHC Ascend invoices individual members, insurance companies, Medicare and Medicaid, and the PBM. Revenue from intercompany sales are eliminated in consolidation.

     The inventory balance for NMHCmail and NMHC Ascend at June 30, 2005 was $4,119. Inventory which consists entirely of finished goods is stated at the lower of cost (first in, first out method) or market.

     NMHC Integrail invoices its customers quarterly primarily for annual license fees. Annual license fees are billed equally over the quarters and are based on a per member amount charge. Connectivity charges, analytical support and implementation charges are also invoiced quarterly as incurred. License revenue for each customer is recognized ratably over the quarter that it relates to. Other revenue is recognized when invoiced and professional services are recognized when the services are provided.

 Property and Equipment

     Property and equipment is recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the property and equipment (generally 3 to 8 years). Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful lives of the assets.

 Internal Use Software

     The costs of software developed for internal use incurred during the preliminary project stage are expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post-implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives. During the years ended June 30, 2005 and 2004, approximately $3,239 and $2,333, respectively, in software development costs related to internal programming time were capitalized.

     Amortization of capitalized amounts commences on the date the software is placed into use and is computed using the straight-line method over the estimated economic life of the software, which prior to June 2001 was five years and subsequently has been primarily three years. Amortization expense was approximately $3,110, $2,971, and $2,245 for the years ended June 30, 2005, 2004 and 2003, respectively.

     A significant portion of the Company's computer software for its reporting system was previously developed by a company affiliated by common ownership (see
Note 5 - Related Party Transactions). Currently, the Company's development is performed by its own employees or occasionally by unrelated third party consultants. The cost includes development of software programs and enhancements, which may either expand or modify existing programs, which allows the Company to do customized reporting from its claims adjudication system.

Goodwill and Other Intangibles

     The Company follows the provisions of SFAS Nos. 141 and 142, Business Combinations and Goodwill and Other Intangibles. FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company has adopted SFAS Nos. 141 and 142 as of July 1, 2001 and has performed the requisite impairment testing. As of June 30, 2005 there is no impairment to the goodwill recorded on the accompanying balance sheet.

Long-Lived Assets

     The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules supersede the provisions of Accounting Principals Board Opinion No. 30 ("APB No. 30") with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date as presently required by APB No. 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The implementation of SFAS No. 144 had no impact on the Company's financial statements as of and for the year ending June 30, 2005 and 2004.

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

 Earnings Per Share

     Basic earnings per share have been computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share has been computed using the basic weighted-average shares of common stock issued plus outstanding stock options, warrants, and preferred stock in the periods in which such options, warrants, and preferred stock have a dilutive effect under the treasury stock method. For the year ended June 30, 2005, the number of weighted average diluted shares was calculated using the "as if converted" method for the redeemable preferred stock.

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

     Pro forma information regarding net income applicable to common stockholders is required by SFAS 123, "Accounting for Stock-Based Compensation," which also requires that the information be determined as if the Company has accounted for its stock options under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for these options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants in the years ended June 30, 2005, 2004, and 2003: no dividend yield, weighted-average expected life of the option of 6.9, 4.0, and 4.0 years, respectively, risk-free interest rate ranges of 3.4% to 4.4%, 2.9% to 3.7%, and 0.8% to 2.5%, respectively, and volatility ranges of 70.8% to 74.4%, 75.5% to 76.9%m and 78.8% to 84.6%, respectively, for all grants. The weighted-average value of options granted is $23.24, $18.24, and $8.45 for the years ended June 30, 2005, 2004, and 2003, respectively.

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

     The following table illustrates the effect on net income (loss) income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

Year ended June 30,                    2005              2004              2003
--------------------------------------------------------------------------------
Reported net income (loss)
available to common
stockholders                           $6,306        $(73,778)          $6,414
Stock compensation expense
included in net income
(loss) available to
common stockholders                        -              200                -
Pro forma compensation expense        (2,436)          (4,234)          (2,405)
Pro forma net income (loss)
 available to common
 stockholders                       $  3,870         $(77,812)          $4,009
Pro forma earnings(loss) per share:
 Basic                              $   0.85         $ (11.75)          $  .53
 Diluted                            $   0.83         $ (11.75)          $  .50
================================================================================

     The stock-based employee compensation expense and pro-forma net income amounts in the three years presented above have been adjusted to reflect corrections relating to the historical stock option grants.

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

     The Company has adopted Statement 123(R) on July 1, 2005, using the "modified prospective" method.

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

     Financial instruments which potentially subject the Company to concentrations of credit risk are cash balances deposited in financial institutions which exceed FDIC or SIPC insurance limits. Amounts on deposit with financial institutions, which exceeded the FDIC or SIPC insurance limits at June 30, 2005 and 2004, were approximately $32,505 and $10,810, respectively.

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

 Reclassification

     For comparability, certain 2004 and 2003 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2005 and 2004.


 2.  NEW MOUNTAIN TRANSACTION:

     The Company entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the "purchase agreement"). Pursuant to the purchase agreement, the Company agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of series A preferred stock at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80,000. On March 19, 2004, the Company completed the sale of the series A preferred stock to New Mountain Partners and used approximately $49,000 of the proceeds of the sale of the series A preferred stock to purchase, pursuant to a tender offer, 4,448,900 shares of the Company's outstanding common stock at $11.00 per share (collectively, the "New Mountain Transaction"). Prior to the closing of the New Mountain Transaction, Bert E. Brodsky, the former chairman of the board of directors, and certain stockholders related to him, held (assuming the exercise of 330,000 options and warrants held by Mr. Brodsky, which occurred in April
2004), in the aggregate, approximately 59% of the Company's outstanding common stock and had agreed to tender 4,448,900 shares, or approximately 54% of the Company's outstanding common stock, held by them, into the tender offer. No other stockholders tendered shares in the offer.

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

     The Company used the remaining proceeds from the issuance and sale of the series A preferred stock of approximately $24,000, excluding expenses related to the closing of the New Mountain Transaction, for the Inteq acquisition described in Note 3 - Business Acquisitions and for working capital purposes.

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


  3.  BUSINESS ACQUISITIONS:

     On March 7, 2005, the Company acquired all of the outstanding stock of Pharmaceutical Care Network, a California corporation, from the California Pharmacists Association (the "PCN Acquisition"). The aggregate purchase price of the PCN Acquisition was $13,000 in cash. In addition, the Company has agreed to pay the California Pharmacists Association ("CPhA") earn-outs, as additional purchase price, up to $30,000 over a period of three years if certain financial and performance targets are achieved. The funds for the payment of the purchase price in connection with the PCN Acquisition were obtained out of the Company's working capital and JPMorgan credit facility (See Note 7 - Debt). The PCN operations complement the Company's business while strengthening the Company's presence in the California marketplace as well as in the Medicaid managed care market.

     In addition to the $13,000 purchase price for the PCN Acquisition, there were $561 of acquisition related expenses incurred by the Company. Of the $13,000, $10,500 was paid to CPhA and certain of PCN's current and former employees who participated in its Long Term Incentive Plan, and $2,500 was deposited into escrow to secure CPhA's obligations under the purchase agreement. At the time of the acquisition, PCN had approximately $30,942 of assets which included $16,711 of cash, $2,734 of restricted cash, $3,204 of accounts receivable, $6,090 of rebates receivable, $1,139 of other assets, and $1,064 of property and equipment. They also had approximately $27,040 of liabilities which included $26,848 of claims and accounts payable, $97 of other current liabilities and $95 of other long-term liabilities. As a result of the PCN Acquisition, $2,842 of severance and exit costs have been accrued as of June 30, 2005 with $1,213 recorded as a deferred tax asset and $1,629 recorded as additional goodwill. The acquisition was accounted for under the purchase method of accounting and the results of PCN's operations were included in the consolidated financial statements commencing as of the closing date of the PCN Acquisition. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $12,501, which consists of the following components: "know-how" and computer software valued at $850, which will be amortized over ten (10) years, customer relationships valued at $350, which will be amortized over ten (10) years, and goodwill of $10,803, which will not be amortized for book purposes per SFAS 142. As of June 30, 2005, $225 has been accrued based upon the tentative achievement of the financial and performance targets.

     On April 1, 2004, the Company entered into an Asset Purchase Agreement with Inteq PBM, LP, a Texas limited partnership (the "Purchaser"), The INTEQ-RX Group, LLP and certain other owners named therein (together with The INTEQ-RX Group, LLP, the "The Inteq Group"), pursuant to which the Company agreed to acquire certain assets of the The Inteq Group relating to their pharmacy benefit management business (the "Inteq Acquisition"). The aggregate purchase price of the Inteq Acquisition was $31,500 in cash. In addition, the Company has agreed to pay The Inteq Group, as additional purchase price, up to $4,200 over a period of one year if the acquired PBM business achieves certain financial performance targets during the one-year period following the closing. Funds for the Inteq Acquisition were supplied from proceeds from the New Mountain Transaction (See
Note 2 - New Mountain Transaction) and from the Company's revolving credit facility (See Note 7 - Debt). In connection with the Inteq Acquisition, several members of Inteq's management remained with the Company as consultants during the transition period. The Inteq business complements the Company's business while strengthening the Company's presence in the Texas marketplace.

     The purchase price for the acquired assets of The Inteq Group was $31,500 of which $29,640 was paid in cash at closing and $1,860 was paid in the form of a promissory note. In addition, there was $702 of acquisition related expenses incurred by the Company. Of the $29,640, $24,900 was paid to The Inteq Group, and $4,740 was deposited into escrow to secure The Inteq Group's obligations under the Purchase Agreement. In addition, another $3,000, out of the $4,200 potential to be paid to The Inteq Group, was placed in escrow to secure the
Company's obligations to pay The Inteq Group additional purchase price if certain targets were achieved during the first year, and such escrowed amount is included in other assets in the consolidated balance sheet. The promissory note plus accrued interest at four percent (4%) per annum is due and payable in full on October 1, 2005. At the time of the acquisition, The Inteq Group had approximately $14,200 of assets which included $4,134 of cash, $7,938 of accounts receivable, $2,041 of rebates receivable, $47 of other assets, and $40 of property and equipment. They also had approximately $11,151 of liabilities which included $11,138 of claims and accounts payable and $13 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of Inteq's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $29,153, which consists of the following components: customer relationships valued at $1,800, which will be amortized over ten (10) years and goodwill of $27,353, which will not be amortized for book purposes per SFAS 142. In addition, the $3,000 placed in escrow will be released quarterly if earned and will be recorded as additional goodwill. To date, $1,024 out of a total potential of $4,200, of additional consideration has been earned and released from escrow. For tax purposes, the Company will amortize the goodwill and other intangibles over fifteen years.

     On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy ("PPRX"), Portland Professional Pharmacy
Associates ("PRXA", and together with PPRX, "PPP" or `NMHC Ascend") and the individual shareholders (the "PPP Shareholders") to purchase all of the shares of PPP for $3,150 (the "PPP Acquisition"). PPP provides specialty-pharmacy services in a broad range of areas, including women's health, pediatric care, men's health and transplant. Funds for the PPP Acquisition were supplied by the Company's revolving credit facility (See Note 7 Debt). The Company has positioned PPP as a preferred provider with PPP's target markets while focusing on the extension of their specialty services to the Company's PBM division.

     The purchase price for the stock of PPP was $3,150. In addition, there was $77 of acquisition related expenses incurred by the Company. At the time of the acquisition, PPP had approximately $1,664 of assets which included $177 of cash, $889 of accounts receivable, $539 of inventory and $59 of property and equipment. PPP also had approximately $1,423 of liabilities which included $609 of bank debt, which was paid off at closing, and $814 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of PPP's operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $2,986, which consists of the following components: (i) customer relationships valued at $295, which will be amortized over seven (7) years; (ii) employment and non-compete agreements valued at $100 each, which will be amortized over four (4) years;
(iii) the Portland Professional Pharmacy trade name valued at $100 which will be amortized over four (4) years; and (iv) goodwill of $2,391, which will not be amortized for book purposes per SFAS 142. For tax purposes, the Company has made an election which will allow it to amortize the goodwill and other intangibles over fifteen years. In addition, the Company agreed to pay to the PPP Shareholders up to $7,000 over a three-year period if the PPP business achieved certain financial targets. At the Company's sole discretion, as much as 50% of the $7,000 can be paid in the form of company stock. For the first year ended July 31, 2004, $716 was earned ($666 had been earned through June 30, 2004) and was paid on September 15, 2004. Of this amount, $358 was paid in cash and $358 was paid in the form of the Company's common stock (12,650 shares at $28.30 per share). For the second year, through June 30, 2005, $795 has been earned and will be settled in September 2005.

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

     The Company entered into an Asset Purchase Agreement (the "Centrus Asset Purchase Agreement"), dated as of January 29, 2002, with HSL, HSL Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("Sub"), and the security holders of HSL named therein, pursuant to which the Company agreed to acquire certain assets of HSL relating to the pharmacy benefit management business conducted by HSL under the name "Centrus" (the "Centrus Acquisition"). The aggregate purchase price of the Centrus Acquisition was $40,000 in cash. The Company acquired approximately $1,400 of HSL's assets which included $900 of property and equipment and $500 of software. The Company also agreed to assume approximately $1,400 of HSL's liabilities relating to the Centrus business which included $1,100 of rebates due to sponsors, $100 of capital leases, and $200 of miscellaneous payables. The Centrus Acquisition was accounted for under the purchase method of accounting and the results of Centrus' operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $40,672, which consists of the following components: (i) customer relationships valued at $2,415, which will be amortized over five (5) years; (ii) an employment agreement valued at $83, which was amortized over two (2) years: (iii) non-compete contracts valued at $76, which was amortized over four (4) years; and (iv) goodwill of $38,098 which will not be amortized for book purposes per SFAS 142. For tax purposes, the goodwill and other intangibles will be amortized over fifteen years. In addition, the Company has agreed to pay HSL as additional purchase price up to $4,000 over a period of three (3) years if the acquired Centrus business achieves certain financial performance targets during the two-year period following the Closing. The financial performance targets were achieved during the first two years and $4,000 has been earned. Of this amount, $1,000 was paid in May 2003, $2,000 was paid in May 2004, and another $1,000 was paid in May 2005.

     The following summarized unaudited pro forma results of operations set forth below for the years ended June 30, 2005 and 2004 assume the PPP, Inteq, and PCN acquisitions had occurred as of the beginning of these periods:


 June 30,                                                2005             2004
--------------------------------------------------------------------------------
 Revenue                                               $855,624         $798,981
 Net income (loss)
  available to common stockholders                       $4,826        $(73,903)
 Net earnings (loss) per common share:
  Basic                                                   $1.06         $(11.16)
  Diluted                                                 $0.91         $(11.16)
 Pro forma weighted-average number
 of common shares outstanding:
  Basic                                                   4,542           6,622
  Diluted                                                11,983           6,622
--------------------------------------------------------------------------------

     This pro forma financial information is presented for information purposes only. The pro forma adjusted net income (loss) per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of the acquired entity and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.

     The change in the carrying amount of goodwill for the years ended June 30, 2005 and June 30, 2004 is as follows:

  Balance as of July 1, 2003                                           $53,669
  Centrus additional consideration earned                                3,000
  Integrail additional expenses incurred                                    15
  PPP acquisition                                                        2,391
  PPP additional consideration earned                                      666
  Inteq acquisition                                                     27,223
  Balance as of July 1, 2004                                            86,964
  PPP additional consideration earned                                      845
  Inteq acquisition                                                         74
  Inteq additional consideration earned                                  1,024
  PCN acquisition                                                       10,578
  PCN additional consideration earned                                      225
                                                                     ----------
  Balance as of June 30, 2005                                          $99,710
                                                                     ==========

     Approximately $81,034 of the Company's June 30, 2005 goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

     Acquired intangible assets subject to amortization consisted of the following as of June 30:


                                            2005                                 2004
                             =================================    =================================
                                Gross                                   Gross
                               Carrying         Accumulated            Carrying       Accumulated
     Asset Class                Amount         Amortization             Amount        Amortization
   ---------------             ---------       ------------        -------------      ------------

   Customer
   relationships             $   5,296          $  2,410              $ 4,946            $ 1,694
   Non-compete agreements          220               156                  220                105
   Employment agreements           186               133                  186                109
   Trade name                      100                37                  100                 10
   Company know how              1,422               537                  572                318
                             ----------       -----------         ------------        ------------
                             ----------       -----------         ------------        ------------
                             $   7,224         $   3,273              $ 6,024           $  2,236
                             ==========       ===========         ============        ============



     The weighted average remaining amortization period for all intangible assets is approximately 6.9 years at June 30, 2005. Amortization period by intangible asset class is as follows:

     Asset Class                                   Amortization Period
-------------------------                         ---------------------
Customer relationships                                 1 - 10 years
Non-compete agreements                                 4 -  5 years
Employment agreements                                  2 -  4 years
Trade name                                                  4 years
Company know how                                       3 - 10 years

     The aggregate amortization expense was approximately $1,036 for the year ended June 30, 2005, and the estimated amortization for future years ended June 30 is as follows:

Year ending June 30,
     2006                                                                 $975
     2007                                                                  699
     2008                                                                  348
     2009                                                                  342
     2010                                                                  342
   Thereafter                                                            1,245
--------------------------------------------------------------------------------
                                                                        $3,951
================================================================================


4.    PROPERTY, EQUIPMENT AND
      SOFTWARE DEVELOPMENT COSTS


Property, equipment and software development costs consist of the following:

                                                                     Estimated
   June 30,                          2005              2004         Useful Life
   -----------------------------------------------------------------------------
    Equipment                    $   5,988         $   5,407        3 to 5 years
    Software                        19,172            14,825        3 to 5 years
    Leasehold improvements           5,159             3,614       Term of lease
    Automobile                          44                44             5 years
    Equipment acquired under         2,697             2,575        5 to 8 years
     capital leases
--------------------------------------------------------------------------------
                                    33,060            26,465
 Accumulated depreciation
  and amortization                  20,883            15,868

--------------------------------------------------------------------------------
                                   $12,177          $ 10,597
================================================================================
     Accumulated depreciation on equipment acquired under capital lease obligations was $2,071 and $1,613 as of June 30, 2005 and 2004, respectively.

     Depreciation and amortization expense on property, equipment and software development costs for the years ended June 30, 2005, 2004, and 2003, was approximately $5,264, $4,810, and $3,634, respectively.


5.  RELATED PARTY TRANSACTIONS:

     Due to affiliates historically represented trade payables for developed software, other software services, operating leases and maintenance costs.

     The Company had historically entered into various verbal and written agreements with Sandata Technologies, Inc. ("Sandata") and its wholly owned subsidiaries. The Company's former Chairman of the Board is also a principal stockholder of Sandata. Sandata provides computerized data processing services and custom software and programming services.

     Due from affiliates included a note from another company affiliated by common ownership. As of June 30, 2004, the balance had been paid. Such amount bore interest at 8.5% per annum, payable quarterly. The note was collateralized by 1,022,758 shares of $.001 par value common stock of the Company registered in the name of the Company's former Chairman of the Board and was subject to his personal guarantee. The note was payable in annual installments of $400, consisting of principal and interest at the rate of 8 1/2% per annum on each of the first and second anniversary dates, with the total remaining balance of principal and interest due and payable on July 31, 2003. The first two $400 payments due under the note as of July 31, 2001 and 2002 were satisfied by offsetting an equal amount owed by the Company to the former Chairman of the Board. The balance of the note, including accrued interest, was paid in full on July 31, 2003. The note was satisfied through a combination of monies owed by the Company to the former Chairman of the Board and a cash payment made by the affiliate to the Company. Effective July 31, 2001, the interest rate on the note was changed to the prime rate in effect from time to time. For the years ended June 30, 2005, 2004, and 2003, the amount of interest income accrued related to this note was approximately $0, $9, and $163, respectively.

     In connection with a potential bonus, to be earned pursuant to an employment agreement dated September 30, 2002, between the former president of the Company's mail order operations and the Company, the Company loaned him $250 as an advance against the potential bonus. The loan was evidenced by a promissory note executed by the former Mail Order President in favor of the Company. The loan bore an interest rate of 9% and was due and payable on September 30, 2003 in the event the bonus was not earned. A bonus has been paid and the loan repaid as of January 2004.

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


     General and administrative expenses related to transactions with affiliates included in the consolidated statement of income are:


 Year ended June 30,                       2005           2004             2003
--------------------------------------------------------------------------------

  Management and consulting fees (a)        171             35               84
  Administrative, accounting
   services and supplies (b)                198            260              236
   Rent and utilities (c)                   961            634              542

--------------------------------------------------------------------------------
                                        $ 1,330          $ 929             $862
================================================================================


          (a) The Company incurred fees to certain other affiliated companies for various management and consulting services.

          (b) A company affiliated by common ownership provides the Company with various administrative, legal and accounting services.

          (c) See Note 11 for information regarding leases with related parties.


     For the years ended June 30, 2004 and 2003, the Company paid the annual premium of approximately $60 on behalf of the Company's former Chairman of the Board for a life insurance policy. The aggregate amount of premiums paid, $330 to date, for such policy was to be repaid to the Company upon the payment of the policy's benefits to the beneficiary. In November 2004, this policy was sold to the former Chairman of the Board for $330.

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consist of the following:




  June 30,                                          2005                 2004
--------------------------------------------------------------------------------
  Claims payable to pharmacies                  $118,660             $102,259
  Rebates payable to sponsors                     45,436               33,451
  Trade payables and accrued expenses             22,220                8,179
  Other payables                                   2,527                3,683

--------------------------------------------------------------------------------
                                                $188,843             $147,572
================================================================================

7. DEBT:

     On January 29, 2002, the Company and certain of its subsidiaries entered into a $40,000 secured revolving credit facility (the "revolving credit facility") with HFG Healthco-4 LLC, a specialty finance company. The term of the revolving credit facility expired on January 28, 2005 and there is no remaining obligation outstanding.

     On January 28, 2005, the Company and certain of its subsidiaries entered into a new five-year $65,000 cash flow based line of credit with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. ("JPMorgan"). Subject to certain conditions including the consent of the existing lenders, the new line of credit (the "JPMorgan credit facility") may be increased by an aggregate of $35,000.

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

     The JPMorgan credit facility is secured by the Company's consolidated assets. The JPMorgan credit facility requires the Company to be in compliance with financial and other covenants. The three defined financial covenants include: consolidated net worth; consolidated fixed charge ratio; and consolidated debt to EBITDA ratio. The Company was in compliance with all covenants at June 30, 2005.

     The Company provided a promissory note in the amount of $1,860 to The Inteq Group related to the acquisition of Inteq (see Note 3 - Business Acquisitions). The note accrues interest at 4% per annum and is due and payable October 31, 2005.

 8.   CAPITAL LEASE OBLIGATIONS:

     The following is a schedule, by year, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at June 30, 2005:


  Payments for the year ending June 30,

  2006                                                                  $31
  2007                                                                   17
  -----------------------------------------------------------------------------

  Total minimum lease payments                                          $48

  Less amount representing interest                                       3
--------------------------------------------------------------------------------

  Present value of net minimum lease payments                           $45
  Less current portion                                                   29

--------------------------------------------------------------------------------
  Long-term lease obligations                                        $   16
================================================================================


 9.   MAJOR CUSTOMERS AND PHARMACIES:

     For the year ended June 30, 2005, approximately 18% of revenue was from one plan sponsor. For the year ended June 30, 2004, approximately 30% and 10% of revenue was from two plan sponsors. For the year ended June 30, 2003, approximately 28% of revenue was from one plan sponsor. Amounts due from the respective sponsors at June 30, 2005 and 2004 approximated $9,205 and $12,301, respectively. One of the Company's former major sponsors terminated its contract as of December 31, 2002.

     For the year ended June 30, 2005, no pharmacy chain accounted for greater than 10% of the total cost of claims. For the year ended June 30, 2004, approximately 21% and 12%, respectively, of the cost of claims were from two pharmacy chains. For the year ended June 30, 2003, approximately 21% and 11%, respectively, of the cost of claims were from two pharmacy chains. Amounts payable to the two pharmacy chains at June 30, 2004 were approximately $18,478.

 10.  TAXES ON INCOME:

     Provisions for federal and state income taxes consist of the following:

--------------------------------------------------------------------------------

    Year ended June 30,                2005               2004           2003
     Current:
     Federal                         $4,237            $ 2,806        $ 3,953
     State                              882                905          1,085
--------------------------------------------------------------------------------
                                      5,119              3,711          5,038
--------------------------------------------------------------------------------
 Deferred:
  Federal                             1,704              1,496           (356)
  State                               1,208                317            (80)

--------------------------------------------------------------------------------
                                      2,912              1,813           (436)
================================================================================
 Total provision                     $8,031             $5,524         $4,602
================================================================================
     Differences between the federal statutory rate and the Company's effective tax rate are as follows:


--------------------------------------------------------------------------------
  Year ended June 30,                         2005           2004        2003

   Statutory rate                             34.0%         34.0%         35.0%
   State taxes - net of federal taxes          5.3           6.8          6.7
   Permanent differences                       0.6           -            0.1
   Other                                      (0.6)          0.2            -

--------------------------------------------------------------------------------
                                              39.3%         41.0%          41.8%
================================================================================

     Deferred  income  tax  assets  (current  and  noncurrent)   resulting  from
temporary differences are as follows:

 June 30,                                        2005                    2004
-------------------------------------------------------------------------------

 Accounts receivable allowances                    $   766            $   952
 Vacation expense accrual                              207                196
 Management/stockholder bonus accrual                   44                912
 Deferred revenue/gains                                300                492
 Acquisition related severance and restructuring       712                  -
  Other                                                 88                159

--------------------------------------------------------------------------------
                                                    $2,117              $2,711
================================================================================

     Deferred income tax liabilities of $5,964 and $4,704 at June 30, 2005 and 2004, respectively, resulted from temporary differences between depreciation and amortization of property and equipment and goodwill.

11.    COMMITMENTS AND CONTINGENCIES:


     The Company occupied approximately 26,500 square feet of office space located at AND 26 Harbor Park Drive, Port Washington, New York up until April 30, 2004 (the "Leased Premises"). The Company subleases the Leased Premises from BFS Realty, LLC, an affiliate of the Company's former Chairman (the "Affiliate"). The Affiliate leases the Leased Premises from the Nassau County Industrial Development Agency ("NCIDA") pursuant to a lease that was entered into by NCIDA and the Affiliate in December 2004, which expires in December 2015. The Affiliate has the right to purchase the Leased Premises upon termination of that lease for the purchase price of one dollar. The Affiliate subleases a portion of the Leased Premises to the Company (the "Lease"). As of November 1, 2001, the Company and the Affiliate amended the Lease. The Lease provided that, effective August 1, 2001, the rent payable by the Company would be an aggregate annual rent of $308. The Company makes monthly real estate tax, utilities and maintenance-expense payments to the Affiliate. The annual rent would increase by 5% per year during the term of the Lease.

     Additional space was built in the Leased Premises which allowed the Company to reconfigure its existing space and to move all of its employees in Port Washington into contiguous space. The Company and the Affiliate amended the Lease for the space on October 23, 2003 and April 26, 2004. Effective on the occupancy date of the new space, as of May 1, 2004, the Affiliate leased additional square footage in the Leased Premises to the Company. The total space leased by the Company is currently 37,108 square feet. The Lease provides that, effective May 1, 2004, the rent payable by the Company shall be an aggregate annual rent of $595 over a ten year term, plus expenses related to real estate taxes, utilities and maintenance. Annual rent increases will be based upon the Consumer Price Index plus 2.5% subject to a maximum annual cap of 3.5%. The Lease expires ten years from the occupancy date of May 1, 2004. In addition, the Company has early termination rights which it may exercise by delivery of a notice to the Affiliate 60 days prior to the end of the April 30, 2009 lease year. In consideration of such early termination rights, the Company would pay to the Affiliate the rent that would otherwise be payable by the Company to the Affiliate for the succeeding 30 months and subject to adjustments if the Affiliate is able to lease the Leased Premises to another party during said 30 month period. Leasehold improvements made to this space during the years ended June 30, 2005 and 2004 were approximately $953 and $1,906, respectively.

     In addition, the Company rents a two family house in Port Washington, New York (near the Company's offices) from P.W. Capital, LLC, (a company affiliated with NMHC's former Chairman of the Board) which is used for out-of-town employees. The Company evaluated the cost of hotels for these individuals and determined it was more cost efficient to rent the house at an annual rent of $66. For the same reasons, the Company rents two houses from Living In Style, LLC, an entity owned by three of NMHC's current and former executive officers. Pursuant to leases dated May 1, 2002 and expiring April 30, 2007, the Company paid an aggregate of $140 in rent for these two facilities during the fiscal year ended June 30, 2005. The annual rent for each of the facilities increases by 5% per year.

     Additionally, the Company leases office and/or warehouse space through its subsidiaries in Little Rock, Arkansas; Sacramento, California; Portland, Maine; Miramar, Florida; Latham, New York; and Dallas, Texas. The aggregate annual rental payments for leased space in Little Rock are approximately $154; for Sacramento approximately $605; for Miramar approximately $151; for Portland approximately $129; for Latham approximately $383; and for Dallas approximately $72. In addition, upon completion of the build-out of the office space which is anticipated to be in October 2005, we will occupy rental office space in Pittsburgh, Pennsylvania with aggregate annual rent of approximately $74,320 and annual increases thereafter over a five year term. While the space is being built-out, we are currently occupying temporary office space in the same office building.

     Real estate rental expense, including utilities, for the years ended June 30, 2005 2004, and 2003, was approximately $2,858, $2,147, and $1,792, respectively. Of these amounts, approximately $865, $634, and $542, respectively, were charged by affiliates under operating leases.

     The Company has entered into various other operating leases with unrelated third parties for office equipment. These leases have different payment terms and expiration dates.

     Future minimum payments under the noncancelable operating leases for real estate and office equipment with related and other parties at June 30, 2005 are as follows:

     Year ending June 30,
                    2006                                             $  7,153
                    2007                                                6,097
                    2008                                                3,349
                    2009                                                2,614
                    2010                                                1,944
                Thereafter                                              3,026

-------------------------------------------------------------------------------
                                                                      $24,183
===============================================================================

     In addition to the operating leases above, the Company has entered into a sale leaseback operating lease of certain fixed assets (principally mail service equipment). The minimum future operating lease payments at June 30, 2005 are as follows:


 Year ending June 30,

              2006                                                      $ 140
              2007                                                         70
-------------------------------------------------------------------------------
                                                                        $ 210
===============================================================================

     NMHC is involved in various legal proceedings, including the proceeding described below, incidental to the conduct of its business. While there can be no assurance, we do not expect that any such proceedings will have a material adverse effect on our business, operations or financial condition.

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plan Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The amended complaint alleged, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleged that the Company has overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached its fiduciary duties by making a profit. MHP was seeking $3,000 plus interest in damages. The Company filed an answer and counterclaim on June 12, 2002. In the counterclaim, the Company claimed damages in excess of $2,800 based on MHP's failure to pay under a contract. In late June 2002, MHP agreed to make two payments in the amount of $1,340 and $1,360 to partially settle the Company's claims against MHP. MHP added a fiduciary duty claim. The Company continued to have counterclaims totaling over $200 against MHP for MHP's failure to pay the amounts it agreed to pay NMHC for goods and services. In August, 2005, the Company paid MHP $2,000 in complete settlement of all outstanding claims by both parties. For the year ended June 30, 2005, Selling, General and Administrative expenses include $1.7 million related to this settlement.

     The Company has entered into employment agreements with its President and Chief Executive Officer, Chief Marketing Officer, Chief Financial Officer, President of PBM Services, Chief Information Officer, President of NMHCmail, and President of NMHC Ascend. In addition, the Company has entered into a consulting agreement with its current Chairman of the Board. The agreements provide for (i) participation in the bonus pool for senior executives, (ii) eligibility for stock option grants under the Company's then current stock option plan, and
(iii) certain termination benefits which, depending upon the reason for termination, can equal up to two years of salary for these senior executives.


     12.    STOCK OPTIONS AND WARRANTS:

     During the years ended June 30, 2005, 2004, and 2003, the Company granted stock options under the 1999 Stock Option Plan (the "Plan"). During 2002 and 2004, the Company amended the Plan and increased the number of shares issuable in connection with options granted under the Plan. The total number of shares of common stock reserved by the Company for issuance under the Plan is 4,850,000 plus an indeterminable number of shares of common stock issuable upon the exercise of "reload options." There are no options outstanding that contain the "reload" provision. Stock options outstanding have a life of 5 to 10 years, as defined in Section 422 of the Internal Revenue Code. Incentive options may not be granted for a price less than 100% of the fair market value of the common stock as of the date of the grant or 110% in the case of an individual who owns more than 10% of the combined voting power of all classes of stock of the Company. All options to date have been issued with an option exercise price at or above the fair market value of those options on the date of grant.

     The following tables summarize information about stock option activity for the years ended June 30, 2003, 2004, and 2005:

                                                                Weighted-Average
                                            Number of             Exercise Price
                                             Options                   Per Share
--------------------------------------------------------------------------------
Outstanding options at June 30, 2002       1,861,026                 $    6.77
Cancelled                                    (73,634)                     6.99
Granted                                      402,498                      8.46
Exercised                                   (221,000)                     2.20
--------------------------------------------------------------------------------
Outstanding options at June 30, 2003       1,968,890                      7.61
Cancelled                                   (112,834)                     9.94
Granted                                      766,104                     18.53
Exercised                                 (1,092,693)                     6.43
--------------------------------------------------------------------------------
Outstanding options at June 30, 2004       1,529,467                     13.76
Cancelled                                   (156,305)                    26.00
Granted                                      486,649                     23.24
Exercised                                   (418,598)                     9.54
--------------------------------------------------------------------------------
Outstanding options at June 30, 2005       1,441,213                 $   16.52
================================================================================

     The following table summarizes information about stock options outstanding at June 30, 2005:

                                                             Outstanding                            Exercisable
                                              --------------------------------------------    --------------------------
                                              -------------- --------------- -------------    ------------ -------------
                                                               Weighted-      Weighted-                     Weighted-
                                                                average        average                       average
                       Option                  Number of       Remaining      Exercise        Number of     Exercise
                    Price Range                  Shares          Life           Price           Shares        Price
                    ------------------------- -------------- --------------- -------------    ------------ -------------
                    ------------------------- -------------- --------------- -------------    ------------ -------------
                    $  1.67  to $  2.51             18,660   0.47 years            $1.77          18,660         $1.77
                    $  2.52  to $  3.78              8,020   1.03 years            $3.07           8,020         $3.07
                    $  3.79  to $  5.69              2,388   1.22 years            $4.27           2,388         $4.27
                    $  5.70  to $  8.55             90,601   2.07 years            $7.94          78,932         $7.88
                    $  8.56  to $ 12.84            565,903   2.81 years           $10.19         487,697        $10.03
                    $ 12.85  to $ 19.28            141,805   5.86 years           $13.87          42,561        $13.99
                    $ 19.29  to $ 28.94            495,565   8.51 years           $23.34          15,358        $25.56
                    $ 28.95  to $ 36.66            118,271   3.90 years           $31.45          72,325        $32.26

                    ------------------------- -------------- --------------- -------------    ------------ -------------
                    ------------------------- -------------- --------------- -------------    ------------ -------------
                    $ 1.67   to  $36.66          1,441,213   5.07 years           $16.52         725,941        $12.26
                    ========================= ============== =============== =============    ============ =============


     In July 1999 the Company granted the underwriters of the Public Offering 200,000 warrants for nominal consideration. The warrants entitle the holders thereof to purchase 200,000 shares of common stock from the Company at $9.00 per share and are exercisable for four years commencing on July 29, 2000. Of such warrants, 80,000 were subsequently purchased from the underwriters by the Company's former Chairman of the Board and are exercisable for four years commencing on July 29, 2000. As of June 30, 2005, all warrants have been exercised.


 13.  2000 RESTRICTED STOCK GRANT PLAN:

     On October 16, 2000, the board of directors approved the adoption of the Company's 2000 Restricted Stock Grant Plan (the "Stock Grant Plan"). The Stock Grant Plan was subsequently adopted by the stockholders at the Company's annual meeting on November 20, 2000. The Stock Grant Plan provides for the issuance of shares that are subject to both standard restrictions on the sale or transfer of such shares (e.g., the standard seven-year vesting schedule set forth in the Stock Grant Plan) and/or restrictions that the board may impose, such as restrictions relating to length of service, corporate performance or other restrictions. As of June 30, 2005, no grants had been made under the Stock Grant Plan. There are 700,000 shares of common stock reserved for issuance in connection with grants made under the Stock Grant Plan.


 14.    SUPPLEMENTAL CASH
        FLOW INFORMATION:


Supplemental cash flow information is as follows:


 Year ended June 30,                    2005            2004              2003
--------------------------------------------------------------------------------

Cash paid:
  Interest                      $      567         $     733          $   1,194
  Income taxes                       2,825             1,631              4,039

 Noncash investing and financing
 activities:
  Issuance of common stock
  in connection with the
  acquisition of PAI                     -                -                 250
--------------------------------------------------------------------------------
 Beneficial conversion feature           -           80,000                   -
 Compensation charge related
 to acceleration of stock options
 and stock options issued in lieu
 of a transaction bonus                  -              963                  -
--------------------------------------------------------------------------------


     15.    EMPLOYEE BENEFIT PLAN:

     The Company maintains a 401-K plan that covers substantially all Company employees.Participants may elect to contribute to the plan a minimum of 1% to a maximum of 18% of their annual compensation, not to exceed a dollar limit set by law. Monthly, the Company will determine a discretionary matching contribution equal to a percentage of each participant's contribution. Contributions made by the Company for the years ended June 30, 2005, 2004, and 2003 were approximately $350, $283 and $228, respectively.


     16.    EARNINGS PER SHARE:

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:


    Year ended June 30,                                   2005            2004          2003
-----------------------------------------------------------------------------------------------

     Basic                                            4,541,882       6,621,633     7,590,425
     Effect of assumed exercise
     of employee stock options                         484,846                -       445,973

     Effect of assumed exercise of warrants                  -                -             -

     Series A preferred stock "as if converted"      6,956,522                -             -

-----------------------------------------------------------------------------------------------
     Diluted                                        11,983,250        6,621,633     8,036,398
===============================================================================================


     For the year ended June 30, 2004, outstanding options and warrants to purchase 1,610,595 shares of common stock which were anti-dilutive were not included in the computation of diluted earnings per share.


                                                                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------------------------------------------------
                                                                                            ($ in thousands)

                                                        Additions
                                       Balance at      Charged to                                     Balance
                                        Beginning       Costs and                       Other         at End
Description                              of Year       Expense (a)    Write-offs       Changes        of Year
-------------------------------------------------------------------------------------------------------------------------
Reserves and allowances deducted
 from asset accounts:

  Allowance for doubtful accounts

  Year ended June 30, 2003                $2,248           $164          $(279)     $  (119)(b)       $2,014
  Year ended June 30, 2004                 2,014            692           (631)         237 (c)        2,312
  Year ended June 30, 2005                 2,312            651         (1,016)           6 (c)        1,953





(a) Charged to bad debts
(b) Collection of acquisition opening balance applied against goodwill
(c) Opening reserve balance of acquisition