Form 10-Q
period 2005-09-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2005-11-09
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                       September 30, 2005
                               ----------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to
                               -------------   ---------------------

                        Commission file number 000-26749

                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                                    11-2581812
--------------------------------------------------------------------------------
(State or Other Jurisdiction                   (IRS Employer Identification No.)
of Incorporation or Organization)

 26 Harbor Park Drive, Port Washington, NY                              11050
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code  (516) 626-0007
                                                   ---------------

                        Not Applicable
-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate  by  check  whether  the   registrant  is an accelerated filer
 (as  defined  in  Rule  12b-2  of  the  Exchange Act.)   Yes   X    No

         Indicate by check whether the registrant is a shell company (as
 defined  in  Rule  12b-2  of  the  Exchange Act.)     Yes       No  X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the issuer's Common Stock, as of November 4, 2005 was 5,001,586 shares.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES


                                                     INDEX                                  Page


                        FORWARD-LOOKING STATEMENTS                                        3

PART I        -   FINANCIAL INFORMATION                                                   4
------            ---------------------

ITEM 1        -   CONDENSED FINANCIAL STATEMENTS:                                         4

                  CONSOLIDATED BALANCE SHEET as of                                        4
                  September 30, 2005 (unaudited) and June 30, 2005

                  CONSOLIDATED STATEMENT OF INCOME (unaudited)                            5
                  for the three months ended September 30, 2005 and 2004

                  CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)                        6
                  for the three months ended September 30, 2005 and 2004

                  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7

ITEM 2        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                      17
                  CONDITION AND RESULTS OF OPERATIONS

ITEM 3        -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                         27
                  MARKET RISK

ITEM 4        -   CONTROLS AND PROCEDURES                                                27

PART II       -   OTHER INFORMATION                                                      28
-------           -----------------

ITEM 1        -   LEGAL PROCEEDINGS                                                      28

ITEM 2        -   UNREGISTERED SALES OF EQUITY SECURITIES AND USE                        28
                  OF PROCEEDS

ITEM 3        -   DEFAULTS UPON SENIOR SECURITIES                                        28

ITEM 4        -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    28

ITEM 5        -   OTHER INFORMATION                                                      28

ITEM 6        -   EXHIBITS                                                               28


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES


Forward-Looking Statements

     When used herein, the words "may," "could," "estimate," "believe," "anticipate," "think," "intend," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and other factors, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. Forward-looking statements made by the National Medical Health Card Systems, Inc. ("NMHC" or the "Company") are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, the Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made. If the Company were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that the Company would make additional updates or corrections thereafter.

     For a discussion of such risks and uncertainties, including risks relating to pricing, competition in the bidding and proposal process, our ability to consummate contract negotiations with prospective clients, dependence on key members of management, government regulation, acquisitions and affiliations, the market for pharmacy benefit management ("PBM") services, and other factors, readers are urged to carefully review and consider various disclosures made by the Company which attempt to advise investors of the factors which affect NMHC's business, including, without limitation, the disclosures made under the caption "Description of Business - Risk Factors Affecting NMHC's Business" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of NMHC's Annual Report on Form 10-K, for the fiscal year ended June 30, 2005, filed with the U.S. Securities and Exchange Commission on September 22, 2005.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS
         NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)



                                                                                          September
                                                                                           30,                      June 30,
                                                                                           2005                      2005
                                                                                        -----------                --------
                                                                                        (Unaudited)
Assets
Current:

  Cash and cash equivalents (including cash equivalent investments of $287
            and $193, respectively)                                                      $     8,531             $   7,272

  Restricted cash
                                                                                               4,997                 3,994
  Accounts receivable, less allowance for doubtful accounts of $2,118 and $1,953,            104,743               103,129
    respectively

  Rebates receivable                                                                          58,256                40,377
  Inventory                                                                                    5,317                 4,119
  Due from affiliates                                                                              -                    31
  Deferred tax assets                                                                          2,013                 2,117
  Other current assets                                                                         4,218                 5,759
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                   188,075               166,798

  Property, equipment and software development costs, net                                     12,448                12,177
  Intangible assets, net of accumulated amortization of $3,555 and $3,273,                     3,719                 3,951
    respectively
  Goodwill                                                                                    99,804                99,710
  Other assets                                                                                 1,327                 1,295
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                        $  305,373            $  283,931
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Liabilities, Redeemable Preferred Equity, and Common Stockholders' Equity
Current Liabilities:

  Accounts payable and accrued expenses                                                   $  205,313            $  188,843
  Revolving credit facility and loans payable-current                                          1,860                 1,860
  Current portion of capital lease obligations                                                    30                    29
  Income taxes payable                                                                           112                     -
  Other current liabilities                                                                      202                   503
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                               207,517               191,235

  Capital lease obligations, less current portion                                                  9                    16
  Long term loans payable and other liabilities                                                  994                   998
  Deferred tax liability                                                                       6,071                 5,964
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                       214,591               198,213
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
Redeemable Preferred Equity:

Redeemable convertible preferred stock $.10 par value; 15,000,000 shares
authorized, 6,956,522 issued and outstanding                                                  75,983                75,864

Common Stockholders' Equity:

  Common stock, $.001 par value, 35,000,000 shares authorized, 9,638,884 and
  9,461,826 shares issued, 4,998,984 and 4,821,926 outstanding, respectively                      10                     9
  Additional paid-in-capital                                                                 118,670               115,061
  Accumulated deficit                                                                        (52,002)              (53,337)
  Treasury stock at cost, 4,639,900 shares                                                   (51,879)              (51,879)
---------------------------------------------------------------------------------------------------------------------------
     Total common stockholders' equity                                                        14,799                 9,854
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
     Total Liabilities, Redeemable Preferred Equity, and Common
       Stockholders' Equity                                                               $  305,373            $  283,931
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
                          See accompanying condensed notes to consolidated financial statements
----------------------------------------------------------------------------------------------------------------------------

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                                                Three months ended September 30,
                                                                                   2005                  2004
                                                                                   ----                  ----

Revenue (includes co-payments collected of $4,799 and $2,277, respectively; and excludes co-payments retained by the pharmacies of
  $77,453 and $53,921, respectively)                                            $      214,692         $     184,842

Cost of claims (excludes co-payments retained by the pharmacies of
  $77,453 and $53,921, respectively)                                                   191,130               165,165
---------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                            23,562                19,677

Selling, general and administrative expenses                                            18,638                15,079
---------------------------------------------------------------------------------------------------------------------

Operating income                                                                         4,924                 4,598

Other income (expense):
Interest expense                                                                          (104)                 (139)
Interest income                                                                            174                    10
Other income, net                                                                           12                    50
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                                                            82                  (79)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                                 5,006                 4,519
Provision for income taxes                                                               2,139                 1,853
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Net income                                                                               2,867                 2,666
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

Preferred stock cash dividend                                                            1,412                 1,412
Accretion of transaction expenses                                                          120                   119
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders                                     $        1,335         $       1,135
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

Earnings per common share:
  Basic                                                                         $         0.27         $        0.26
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
  Diluted *                                                                     $         0.24         $        0.22
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding:
  Basic                                                                                  4,862                 4,400
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
  Diluted *                                                                             12,102                11,904
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

                                 See accompanying condensed notes to consolidated financial statements

           * = The number of weighted average diluted shares was calculated using the "as if converted" method for the redeemable preferred stock.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                                   Three months ended
                                                                                                       September 30,
                                                                                            2005                         2004
                                                                                            -----                       ------
Cash flows from operating activities:
           Net income                                                                    $   2,867                   $  2,666
             Adjustments to reconcile net income to net cash
              provided by operating activities:

                Depreciation and amortization                                                1,807                      1,572
                Employee stock option expense                                                  668                          -
                Amortization of deferred gain                                                  (12)                       (50)
                Amortization of deferred financing costs                                        28                          -
                Provision for doubtful accounts                                                165                        156
                Deferred income taxes                                                          221                         20
             Changes in assets and liabilities, net of effect from acquisitions:
                Restricted cash                                                             (1,003)                         95
                Accounts receivable                                                         (1,779)                       (806)
                Rebates receivable                                                         (17,879)                      2,999
                Inventory                                                                   (1,198)                     (1,622)
                Other current assets                                                         1,541                        (365)
                Due from affiliates                                                             31                           -
                Other assets                                                                   (60)                        374
                Accounts payable and accrued expenses                                       17,166                      (4,382)
                Income taxes payable and other current liabilities                             662                       3,070
                Other long term liabilities                                                      8                        (817)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    3,233                       2,910
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
       Capital expenditures                                                                 (1,796)                       (945)
       Acquisition of PPP, net of cash acquired                                               (425)                       (358)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (2,221)                     (1,303)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
             Proceeds from exercise of stock options                                         1,665                       (120)
             Proceeds from revolving credit facility                                        38,725                    266,349
             Repayment of revolving credit facility                                        (38,725)                  (266,352)
             Payment of preferred stock dividends                                           (1,412)                    (1,412)
             Repayment of debt and capital lease obligations                                    (6)                       (81)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                            247                    (1,376)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                    1,259                        231
Cash and cash equivalents at beginning of period
                                                                                             7,272                      3,388
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $  8,531                  $   3,619
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


           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (All $ in thousands, except share and per share amounts)
                                   (Unaudited)

27

1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc. (the "Company" or "NMHC") and its wholly owned subsidiaries, Pharmacy Associates, Inc. ("PAI"), Interchange PMP, Inc. ("PMP"), Centrus Corporation ("Centrus"), National Medical Health Card IPA, Inc. ("IPA"), Specialty Pharmacy Care, Inc. ("Specialty"), Integrail, Inc. ("NMHC Integrail"), NMHCRX Mail Order, Inc. ("NMHCmail"), NMHCRX Contracts, Inc. ("Contracts"), Portland Professional Pharmacy and Portland Professional Pharmacy Associates (collectively, "PPP" or "NMHC Ascend"), Inteq Corp. and Inteq TX Corp. (collectively, "Inteq"), PCN DE Corp. and Pharmaceutical Care Network (collectively, "PCN") and PBM Technology Inc. ("PBM Tech") (See Note 4). Also included on a consolidated basis are the accounts of NMHC Funding, LLC
("Funding"), a limited liability company of which the Company and its subsidiaries are the owners of all of the membership interests. Unless the context otherwise requires, references herein to the "Company" or "NMHC" refer to the Company and its subsidiaries, on a consolidated basis. All material inter-company balances and transactions have been eliminated in consolidation.

     The unaudited consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial information and substantially in the form prescribed by the U.S. Securities and Exchange Commission (the "SEC") in instructions to Form 10-Q and in Article 10 of Regulation S-X. Accordingly, the interim financial information does not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of the Company's management, the September 30, 2005 and 2004 unaudited interim financial statements include all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company's management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended June 30, 2005. The results of operations for the three month period ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

     For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-K for the year ended June 30, 2005 (the "Annual Report") filed with the SEC.

2. STOCK-BASED COMPENSATION

     At September 30, 2005, the Company had one stock-based employee compensation plan, which is more fully described in Note 6. Prior to July 1, 2005, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three months ended September 30, 2004, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended September 30, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

     For the three months ended September 30, 2005, the fair value of the options was estimated using a binomial valuation model with the following weighted-average assumptions used: no dividend yield, weighted-average expected life of the option of 7 years, risk-free interest rate of 4.1%, volatility of 69.5%, estimated forfeitures of 21%, post-vesting terminations of 1%, and a sub-optimal exercise factor of 4.1. The weighted-average value of options granted was $18.08 during the three months ended September 30, 2005.

     As a result of adopting Statement 123(R) on July 1, 2005, the Company's income before income taxes and net income for the three months ended September 30, 2005 are $668 and $536 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended September 30, 2005 would have been $0.38 and $0.28, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.27 and $0.24, respectively (See Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a net income and net income available to common stockholders reconciliation).

     Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three months ended September 30, 2005, the excess tax benefit classified as a financing cash inflow was not material.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company's stock option plan in the three months ended September 30, 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants in the three months ended September 30, 2004: no dividend yield, weighted-average expected life of the option of between 4 and 8 years, risk-free interest rate of 3.4%, and volatility of 74.3% for all grants. The weighted-average value of options granted was $17.45 for the three months ended September 30, 2004.


                                                                                    -----------------------
                                                                                       Three Months Ended
                                                                                       September 30, 2004
                                                                                    -----------------------
     Net income available to common stockholders, as reported                         $      1,135
     Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect applied using
       the provisions of FAS 123.                                                             (454)
                                                                                       ------------
     Pro forma net income available to common stockholders                            $        681
                                                                                      -------------
    Pro forma earnings per share:
     Basic - as reported                                                              $       0.26
     Basic - pro forma                                                                $       0.15

     Diluted - as reported                                                            $       0.22
     Diluted - pro forma                                                              $       0.13


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

4. BUSINESS ACQUISITIONS

     On March 7, 2005, the Company acquired all of the outstanding stock of Pharmaceutical Care Network, a California corporation, from the California Pharmacists Association (the "PCN Acquisition"). The aggregate purchase price of the PCN Acquisition was $13,000 in cash. In addition, the Company has agreed to pay the California Pharmacists Association ("CphA") earn-outs, as additional purchase price, up to $30,000 over a period of three years if certain financial and performance targets are achieved. The funds for the payment of the purchase price in connection with the PCN Acquisition were obtained out of the Company's working capital and the JPMorgan credit facility (See Note 5). The PCN operations complement the Company's business while strengthening the Company's presence in the California marketplace as well as in the Medicaid managed care market.

     In addition to the $13,000 purchase price for the PCN Acquisition, there were $561 of acquisition related expenses incurred by the Company. Of the $13,000, $10,500 was paid to CPhA and certain of PCN's current and former employees who participated in its Long Term Incentive Plan, and $2,500 was deposited into escrow to secure CPhA's obligations under the purchase agreement. At the time of the acquisition, PCN had approximately $30,942 of assets which included $16,711 of cash, $2,734 of restricted cash, $3,204 of accounts receivable, $6,090 of rebates receivable, $1,139 of other assets, and $1,064 of property and equipment. They also had approximately $27,040 of liabilities which included $26,848 of claims and accounts payable, $97 of other current liabilities and $95 of other long-term liabilities. As a result of the PCN Acquisition, $2,842 of severance and exit costs have been accrued as of September 30, 2005, with $1,223 recorded as a deferred tax asset and $1,619 recorded as additional goodwill. Of this amount, $592 was paid as of September 30, 2005. The acquisition was accounted for under the purchase method of accounting and the results of PCN's operations were included in the consolidated financial statements commencing as of the closing date of the PCN Acquisition. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $11,957, which consists of the following components: "know how" and computer software valued at $870, which will be amortized over ten (10) years, customer relationships valued at $380, which will be amortized over ten
(10) years, and goodwill of $10,707, which will not be amortized for book purposes per SFAS 142. As of September 30, 2005, $190 of additional earn-out has been accrued based upon the tentative achievement of certain financial and performance targets.

     On April 1, 2004, the Company entered into an Asset Purchase Agreement with Inteq PBM, LP, a Texas limited partnership (the "Purchaser"), The INTEQ-RX Group, LLP and certain other owners named therein (together with The INTEQ-RX Group, LLP, the "The Inteq Group"), pursuant to which the Company agreed to acquire certain assets of the The Inteq Group relating to their pharmacy benefit management business (the "Inteq Acquisition"). The aggregate purchase price of the Inteq Acquisition was $31,500 in cash. In addition, the Company agreed to pay The Inteq Group, as additional purchase price, up to $4,200 over a period of one year if the acquired PBM business achieved certain financial performance targets during the one-year period following the closing.

     In addition, $3,000, out of the $4,200 potential to be paid to The Inteq Group, was placed in escrow to secure the Company's obligations to pay The Inteq Group additional purchase price if certain targets were achieved during the first year, and such escrowed amount is included in other assets in the consolidated balance sheet. To date, $1,024 out of a total potential of $4,200, of additional consideration has been earned and released from escrow.

     On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy ("PPRX"), Portland Professional Pharmacy
Associates ("PRXA", and together with PPRX, "PPP" or "NMHC Ascend") and the individual shareholders (the "PPP Shareholders") to purchase all of the shares of PPP for $3,150 (the "PPP Acquisition"). PPP provides specialty-pharmacy services in a broad range of areas, including women's health, pediatric care, men's health and transplant. In addition, the Company agreed to pay to the PPP Shareholders up to $7,000 over a three-year period if the PPP business achieved certain financial targets. At the Company's sole discretion, as much as 50% of the $7,000 can be paid in the form of Company stock. For the first year ended July 31, 2004, $716 was earned and was paid on September 15, 2004. Of this amount, $358 was paid in cash and $358 was paid in the form of the Company's common stock (12,650 shares at $28.30 per share). For the second year ended July 31, 2005, $851 was earned and was paid on September 15, 2005. Of this amount, $426 was paid in cash and $425 was paid in the form of the Company's common stock (17,127 shares at $24.84 per share). For the third year, through September 30, 2005, $134 has been earned and will be settled in September 2006.

     Each of PRXA and PPRX continues to operate under their respective names, and also does business under the name NMHC Ascend.

     The Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement"), dated as of January 29, 2002, with HSL, HSL Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("Sub"), and the security holders of HSL named therein, pursuant to which the Company agreed to acquire certain assets of HSL relating to the pharmacy benefit management business (PBM) conducted by HSL under the name "Centrus" (the "Centrus Acquisition"). The aggregate purchase price of the Centrus Acquisition was $40,000 in cash. In addition, the Company has agreed to pay HSL as additional purchase price up to $4,000 over a period of three (3) years if the acquired Centrus business achieves certain financial performance targets during the two-year period following the Centrus closing. The financial performance targets were achieved during the first two years and $4,000 has been earned. Of this amount, $1,000 was paid in May 2003, $2,000 was paid in May 2004, and another $1,000 was paid in May 2005.

     The summarized unaudited pro forma results of operations set forth below for the three months ended September 30, 2005 and 2004 assumes the PCN Acquisition had occurred as of the beginning of these periods.




                                                            Three Months Ended                Three Months Ended
                                                            September 30, 2005                September 30, 2004
                                                            ------------------                ------------------
 Revenue                                                        $       214,692                 $      207,281
 Net income                                                     $         2,867                 $        2,238
 Net income available to common
   Stockholders                                                 $         1,335                 $          707
 Earnings per common share:
   Basic                                                        $          0.27                 $         0.16
   Diluted                                                      $          0.24                 $         0.06
 Pro forma weighted-average number of common shares outstanding:
   Basic                                                                  4,862                          4,400
   Diluted                                                               12,102                         11,904


     This pro forma financial information is presented for information purposes only. Pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of the acquired entity and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts. In addition, while PCN has traditionally recorded all revenue on a gross basis, the Company has adjusted the historical amounts to reflect certain contracts on a revenue basis consistent with NMHC's policies.

     The change in the carrying amount of goodwill for the three months ended September 30, 2005 is as follows:

Balance as of June 30, 2005                                       $ 99,710
PCN acquisition                                                       (50)
PCN additional consideration earned                                   (46)
PPP additional consideration earned                                    190
                                                                  ---------

Balance as of September 30, 2005                                  $ 99,804
                                                                  ========

     Approximately $81,323 of the Company's September 30, 2005 goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

Acquired intangible assets subject to amortization consisted of the following:



                                     September 30, 2005                            June 30, 2005
                           =======================================    ========================================
                           =======================================    ========================================
                            Gross Carrying        Accumulated          Gross Carrying          Accumulated
                                Amount            Amortization            Amount              Amortization
                            --------------        ------------        ---------------        --------------
Asset Class

Customer
    relationships             $   5,326          $      2,597             $    5,296         $       2,410
Non-compete agreements              220                   168                    220                   156
Employment agreements               186                   139                    186                   133
Trade name                          100                    44                    100                    37
Company know how                  1,442                   607                  1,422                   537
                           -----------------    ------------------    -----------------     ------------------
                           -----------------    ------------------    -----------------     ------------------
                               $  7,274          $       3,555            $    7,224           $     3,273
                           =================    ==================    =================     ==================


5.      DEBT

     On January 28, 2005, the Company and certain of its subsidiaries entered into a five-year $65,000 cash flow based, line of credit with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. ("JPMorgan"). Subject to certain conditions including the consent of the existing lenders, the new line of credit (the "JPMorgan credit facility") may be increased by an aggregate of $35,000. Depending on the timing and dollar amount of each loan request, the Company will either borrow at a spread above LIBOR, the overnight Federal Funds rate or JPMorgan's prime rate. The initial spread was 1.75% for LIBOR and Federal Funds loans and 0.75% for prime rate loans. After receipt of the Company's consolidated financial statements for the fiscal year ended June 30, 2005, the spreads decreased due to a favorable ratio of debt to annual EBITDA. The current spread is 1.50% for LIBOR and Federal Funds loans and 0.50% for prime rate loans. The JPMorgan credit facility is secured by the Company's consolidated assets. The JPMorgan credit facility requires the Company to be in compliance with financial and other covenants. The three defined financial covenants include: consolidated net worth; consolidated fixed charge ratio; and consolidated debt to EBITDA ratio. The Company was in compliance with all covenants at September 30, 2005.


6. STOCK OPTIONS

     During the three months ended September 30, 2005, the Company granted stock options under the 1999 Stock Option Plan, as amended (the "Plan"). The options granted during this period are exercisable at prices ranging from $24.01 to $27.52 and terminate ten years from the grant date. The total number of shares of common stock of the Company reserved by the Company for issuance under the Plan is 4,850,000 plus an indeterminable number of shares of common stock of the Company issuable pursuant to the anti-dilution provisions of the Plan or upon the exercise of "reload options." There are no options outstanding that contain the "reload" provision. There are 1,389,561 shares issuable pursuant to options granted under the Plan as of September 30, 2005. The following table summarizes information about stock option activity for the three months ended September 30, 2005:

                                                                                                  Weighted-Average
                                                                                                   Exercise Price
                                                                         Number of Options           Per Share
-----------------------------------------------------------------------------------------------------------------------
Outstanding options at June 30, 2005                                        1,441,213              $    16.52
Canceled                                                                       (9,749)                  23.04
Granted                                                                       119,931                   26.24
Exercised                                                                    (159,931)                  10.02
----------------------------------------------------------------------------------------------------------------------
Outstanding options at September 30, 2005                                   1,391,464                   18.06
=======================================================================================================================


The following table summarizes information about stock options outstanding at September 30, 2005:

                                                 Outstanding                                 Exercisable
                              ----------------------------------------------------    ---------------------------
                                                                                                       Weighted-
                                                  Weighted-         Weighted-                          Average
  Option                         Number of         average            average           Number of      Exercise
 Price Range                      Shares         Remaining Life    Exercise Price        Shares          Price
 --------------------------- --------------- ------------------ -----------------    ------------ --------------
  --------------------------- --------------- ------------------ -----------------    ------------ --------------
  $  1.67  to $  2.51                17,000       0.24 years               $1.75          17,000          $1.75
  $  2.52  to $  3.78                 4,105       0.80 years               $3.14           4,105          $3.14
  $  3.79  to $  5.69                 1,800       0.97 years               $4.41           1,800          $4.41
  $  5.70  to $  8.55                47,087       1.97 years               $7.70          44,800          $7.69
  $  8.56  to $ 12.84               454,772       2.16 years               $9.97         397,695          $9.78
  $ 12.85  to $ 19.28               141,485       5.61 years              $13.86          42,690         $13.98
  $ 19.29  to $ 28.94               607,136       8.63 years              $23.89          60,262         $24.89
  $ 28.95  to $ 36.66               118,079       3.65 years              $31.45          72,719         $32.24

  --------------------------- --------------- ------------------ -----------------    ------------ --------------
  --------------------------- --------------- ------------------ -----------------    ------------ --------------
  $ 1.67 to   $36.66              1,391,464       5.42 years              $18.06         641,071         $13.61
  =========================== =============== ================== =================    ============ ==============


7. EARNINGS PER SHARE

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:


                                                                                  Three Months Ended September
                                                                                              30,
                                                                             ---------------------------------------
                                                                             ---------------------------------------
                                                                                      2005                  2004
                                                                                      ----                  ----
   Basic                                                                           4,861,853            4,399,668
   Effect of assumed exercise of employee stock options                              283,863              548,291
   Effect of assumed conversion of redeemable convertible preferred stock
                                                                                   6,956,522            6,956,522
                                                                                  ----------            ---------
   Diluted weighted average number of shares outstanding                          12,102,238           11,904,481
                                                                                  ==========           ==========



     Basic net income per common share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. For the three months ended September 30, 2005 and 2004, diluted net income per share is computed by dividing the net income by the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options and redeemable preferred stock as if converted) outstanding during the period.


8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:



                                                                        September 30,         June 30,
                                                                             2005               2005
                                                                         -----------          ---------
Claims payable to pharmacies                                             $  130,520        $   118,660
Rebates payable to sponsors                                                  57,547             45,436
Trade and other payables and accrued expenses                                17,246             24,747
                                                                           --------           ---------

                                                                        $   205,313        $   188,843
                                                                            =======            =======


9. RELATED PARTY TRANSACTIONS

     The Company receives certain services from the Chairman of the Board as per a consulting agreement signed at the end of his employment with the Company. During the three months ended September 30, 2005 and 2004, $31 and $11, respectively were paid under this agreement.

     In addition, the Company rents two houses from Living in Style, LLC, an entity owned partially by an executive officer and the current Chairman of the Board. During the three months ended September 30, 2005 and 2004, $36 and $35, respectively, were paid for rent for these two houses.


10. MAJOR CUSTOMERS AND PHARMACIES

     For the three months ended September 30, 2005 and 2004, approximately 14% and 20%, respectively, of the consolidated revenue of the Company was from one plan sponsor, MVP Health Plan, Inc., administering multiple plans. Amounts due from the sponsor as of September 30, 2005 approximated $9.2 million.

     For the three months ended September 30, 2005 and 2004, no pharmacy chain accounted for more than 10% of the total cost of claims.


11. SUPPLEMENTAL CASH FLOW INFORMATION

     During the three months ended September 30, 2005 and 2004, the Company paid $84 and $135 in interest, and $8 and $119 in income taxes, respectively.


12.      LITIGATION

     An action was commenced against the Company on April 30, 2002 by Midwest Health Plan Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The amended complaint alleged, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleged that the Company overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached its fiduciary duties by making a profit. In August 2005, the Company paid MHP $2,000 in cash in complete settlement of all outstanding claims by both parties, and the case was dismissed with prejudice. This amount was accrued to selling, general and administrative expenses as of June 30, 2005.

           NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

                                              OPERATING INCOME
                                              ($ in thousands)
                                      Three months ended September 30,
                                                                    Increase/
                                               2005                 (Decrease)                2004
                                        --------------------    -------------------    --------------------

   Revenue                                         $214,692                  16.1%                $184,842
   Cost of Claims                                   191,130                  15.7%                 165,165
                                        --------------------                           --------------------
                                        --------------------                           --------------------
   Gross profit                                      23,562                  19.7%                  19,677
   Selling, general, and
     administrative expense                          18,638                  23.6%                  15,079
                                        --------------------                           --------------------
                                        --------------------                           --------------------
   Operating Income                                  $4,924                   7.1%                  $4,598
                                                     ======                                         ======


Results of Operations

Three Months Ended September 30, 2005
Compared to Three Months Ended September 30, 2004

     Revenue increased $29.9 million, or approximately 16.1%, from $184.8 million for the three months ended September 30, 2004, to $214.7 million for the three months ended September 30, 2005. Revenue recognized for contracts recorded on a gross revenue basis was $184.0 million for the three months ended September 30, 2004 and $212.4 million for the three months ended September 30, 2005. Revenue recognized for contracts recorded on a net revenue basis was $0.8 million for the three months ended September 30, 2004 and $2.3 million for the three months ended September 30, 2005. The specific terms of the contracts that we enter into with our sponsors will determine whether we recognize the gross revenue related to the cost of the prescriptions filled (see Critical Accounting Policies and Estimates - Revenue Recognition). For those contracts that we recognize net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. We include in revenue only those co-payments collected in our mail service facility in Miramar, Florida. For the three months ended September 30, 2005, there was approximately $4.8 million of co-payments included in revenue versus $2.3 million for the three months ended September 30, 2004. Co-payments retained by pharmacies on prescriptions filled for our members and not included in our revenue were $77.5 million and $53.9 million, for the three months ended September 30, 2005 and 2004, respectively.

     Of the $29.9 million increase in revenue during the three months ended September 30, 2005, $18.9 million was attributable to the inclusion of revenue generated by PCN that was not included in the quarter ended September 30, 2004. Co-payments received from the mail service operations accounted for $2.5 million of the increase. Another approximately $13.8 million of the increase was due to revenue related to new sponsors or new services offered during the quarter ended September 30, 2005 excluding contracts recorded on a net revenue basis. An additional net increase of approximately $9.8 million was attributable to other existing sponsors related to, among other things, higher costs for pharmaceuticals, availability of new drugs, plan participant growth and an increase in the average number of claims per plan participant, as well as changes in other miscellaneous revenue items. These revenue increases were offset by revenue decreases related to the termination of existing customer contracts leading to a reduction in revenue of approximately $15.1 million.

     Cost of claims increased $26.0 million, or approximately 15.7%, from $165.2 million for the three months ended September 30, 2004 to $191.1 million for the three months ended September 30, 2005. PCN accounted for $16.3 million of this increase. Increases in cost of claims totaling approximately $13.3 million related to the activity of new sponsors, and another $10.7 million was attributable to the growth in existing sponsors. These cost increases were partially offset by the loss of sponsors which reduced cost of claims by approximately $14.3 million. As a percentage of revenue, cost of claims decreased from 89.4% to 89.0% for the three months ended September 30, 2004 and September 30, 2005, respectively. The contracts we recognized on a net revenue basis decreased our overall costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis.

     Gross profit increased from $19.7 million for the three months ended September 30, 2004 to $23.6 million for the three months ended September 30, 2005, representing a $3.9 million, or 19.7%, increase. PCN accounted for $2.6 million of this increase, while another $1.3 million of incremental gross profit was generated by the expanding mail service and specialty operations. Gross profit, as a percentage of revenue, increased from 10.6% to 11.0% for the three months ended September 30, 2004 and September 30, 2005, respectively. The contracts that we recognize on a net revenue basis have the effect of improving our gross margin as a percentage of revenue due to the fact that recorded revenue and cost is lower since only the administrative fees related to these contracts are recorded. Competitive pressures which have led to a decline in some prices that we charge to our sponsors have had the effect of partially offsetting the increases in gross margin described above.

     Selling, general, and administrative expenses increased $3.6 million, or approximately 23.6%, from $15.1 million for the three months ended September 30, 2004 to $18.6 million for the three months ended September 30, 2005.
Approximately $2.4 million of this increase in selling, general, and administrative expenses is related to the acquisition of PCN. The major components of the $2.4 million increase in expenses related to the acquisition:
1) salaries and benefits - approximately $1.4 million, 2) IT related expenditures - approximately $0.3 million, 3) office related expenditures - approximately $0.2 million, 4) depreciation and amortization - approximately $0.2 million, and 5) other related expenditures - approximately $0.3 million. Another $0.3 million relates to costs incurred as a result of compliance with the Sarbanes-Oxley Act and higher audit fees. In addition, $0.7 million of the increase is the result of compensation expense relating to employee stock options, which were required to be included in SG&A expenses beginning with the quarter ended September 30, 2005.

     Selling, general, and administrative expenses as a percent of revenue increased from 8.2% for the three months ended September 30, 2004 to 8.7% for the three months ended September 30, 2005. Selling, general, and administrative expenses as a percent of revenue for the three months ended September 30, 2005 would have been 8.4% excluding the compensation expense relating to employee stock options, which was included in the current quarter, in accordance with FAS 123(R), which was adopted effective July 1, 2005 but not in the prior quarter.

     For the three months ended September 30, 2005, we earned other income, net, of approximately $82,000. For the three months ended September 30, 2004, we incurred other expense, net, of approximately $79,000. The components of the approximate $161,000 increase in other income, net were an approximate $35,000 decrease in interest expense, an approximate $164,000 increase in interest income, offset by an approximate $38,000 reduced gain on assets sold. The primary reasons for the net increase in income were higher cash balances due to increasing profitability and additional cash flow from operations, which resulted in a reduction of borrowings and related interest expense and an increase in interest income on excess cash balances. In addition the gain on one of our two sales leaseback transactions was fully recognized as of September 30, 2004, resulting in a reduction of other income for the current period.

     Income before the provision for income taxes increased approximately $0.5 million, or 11%, from approximately $4.5 million, for the quarter ended
September 30, 2004, to approximately $5.0 million for the quarter ended September 30, 2005. The primary factor leading to this increase in income before income taxes was the rise in gross profit, offset by the increase in selling, general and administrative expenses related to the new acquisition and the initial expensing of employee stock options.

     The effective tax rate was approximately 42.7% for the quarter ended September 30, 2005, compared to 41% for the quarter ended September 30, 2004. The increase in the effective tax rate for the three months ended September 30, 2005 was the result of the expensing of employee incentive stock options in accordance with FAS 123(R). This compensation expense, which is not deductible for tax purposes, increased our effective tax rate by 2.7%. The tax rate of 42.7% represents our current estimated tax rate for the full 2006 fiscal year.

     Net income for the quarter ended September 30, 2005 was approximately $2.9 million as compared to approximately $2.7 million for the quarter ended September 30, 2004, which is an 8% increase. The increase in net income is attributable to the same factors causing the increase in income before income taxes, offset by the increase in the effective tax rate. For the three months ended September 30, 2005, net income excluding the effect of stock-based compensation expense would have been $3.4 million.

     In addition, there were two charges against income available to common stockholders related to the New Mountain Transaction (See Note 3 of Part 1, Item
1). The first of these charges relates to preferred stock cash dividends, which amounted to approximately $1.4 million for both the three months ended September 30, 2005 and the three months ended September 30, 2004. The preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80 million), which decreases to 3.5% after the fifth anniversary of issuance. The dividends of approximately $1.4 million represent the amount accrued and paid for the three months ended September 30, 2005 and September 30, 2004, respectively. The second charge is for the accretion of transaction expenses which were approximately $120,000 for the three months ended September 30, 2005, and $119,000 for the three months ended September 30, 2004. Certain transaction costs related to the New Mountain preferred stock investment of approximately $4.7 million were deducted from net proceeds and the carrying value of the preferred stock. These transaction costs are accreted to the preferred stock carrying value over the ten-year life of the preferred stock investment.

     After deducting these two charges from net income there remained net income available to common stockholders of approximately $1.3 million for the three months ended September 30, 2005, as compared to $1.1 million for the three months ended September 30, 2004.

     While net income and net income available to common stockholders excluding the effect of stock-based compensation expense are not measures of financial performance under U.S. generally accepted accounting principles, such items are provided as information for investors for analysis purposes in evaluating the effect of the stock-based compensation expense on net income and net income available to common stockholders. Net income and net income available to common stockholders excluding the effect of stock-based compensation expense are not meant to be considered a substitute or replacement for net income or net income available to common stockholders as prepared in accordance with U.S. generally accepted accounting principles. The reconciliation from net income to net income available to common stockholders excluding the effect of stock-based compensation expense is as follows (all amounts are in thousands, except per share amounts):

                                                                                   Three Months Ended
                                                                       -------------------------------------------
                                                                       September 30, 2005      September 30, 2004
                                                                       -------------------     -------------------


Net income, as reported                                                         $   2,867              $    2,666

Add:  Stock-based compensation expense, as per FAS 123(R)                             668                       -
Less:  Tax benefit of stock-based compensation expense, as per FAS
123(R)                                                                               (132)                      -
                                                                       -------------------     -------------------
                                                                       -------------------     -------------------

Net income excluding effect of stock-based compensation expense ( C )               3,403                   2,666

Less:
Preferred dividends                                                                 1,412                   1,412
Accretion of transaction expenses                                                     120                     119
                                                                       -------------------     -------------------
                                                                       -------------------     -------------------

Net income available to common shareholders excluding stock-based
compensation expense ( A )                                                     $    1,871              $    1,135
                                                                       ===================     ===================
                                                                       ===================     ===================

Earnings per share excluding effect of stock-based compensation expense:
  Basic ( ( A ) / ( B ) )                                                       $    0.38               $    0.26
  Diluted ( ( C ) / ( D ) )                                                     $    0.28               $    0.22

Weighted average number of shares outstanding:
  Basic ( B )                                                                       4,862                   4,400
                                                                       ===================     ===================
                                                                       ===================     ===================

  Diluted, as reported *                                                           12,102                 11,904

  Add: Adjustment to weighted average number of diluted shares
  outstanding to exclude effects of stock-based compensation                           87                      -
                                                                       -------------------     -------------------
                                                                       -------------------     -------------------

  Diluted, excluding effects of stock-based compensation ( D ) *                   12,189                 11,904
                                                                       ===================     ===================



     * The number of weighted average diluted shares was calculated using the "as if converted" method for the redeemable preferred stock.


Liquidity and Capital Resources

     Our primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable and inventory in our mail service and specialty pharmacy facilities. Also, we require cash to execute our strategy of pursuing acquisitions of other PBM companies or of companies providing related services. As of September 30, 2005, we had a working capital deficit of $19.4 million as compared to a working capital deficit of $24.4 million as of June 30, 2005. The primary reason for the improvement in working capital was the profits generated by NMHC during the three months ended September 30, 2005. We have now acquired seven companies since July 2000 utilizing primarily cash. This has had the effect of increasing our working capital deficits until sufficient profitability is earned to offset these deficits.

     Net cash provided by operating activities was $3.2 million for the three months ended September 30, 2005, compared to $2.9 million for the three months ended September 30, 2004. Cash flows from operating activities were impacted negatively in the fiscal 2006 period as a result of the increase in rebates receivable. This temporary increase was caused by a delay in the submission of our quarterly rebate billings to the pharmaceutical manufacturers due to the integration of PCN claims into our rebate billing process.

     Historically, the timing of our accounts receivable and accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan sponsors on the one hand, and our pharmacy network on the other hand. These terms generally lead to our payments to participating pharmacies being slower than its corresponding collections from plan sponsors. We believe that this situation is not unusual in the pharmacy benefit management industry and expects to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future and, if they were to change materially, we could require additional working capital financing. Furthermore, if such terms of trade were to change materially, and/or if we were unable to obtain additional working capital financing, there could be a material adverse effect on our business, financial condition, or results of operations.

     Net cash used in investing activities was $2.2 million for the three months ended September 30, 2005, as compared to $1.3 million for the three months ended September 30, 2004. This increase of $0.9 million in net cash used in investing activities was the result of an increase in capital expenditures of $0.8 million along with an increase in the cash paid for the PPP Acquisition of $0.1 million compared to the three months ended September 30, 2004. The cash payments of $426,000 during the three months ended September 30, 2005 and $358,000 for the three months ended September 30, 2004 for the PPP Acquisition are for additional payments due under the earn-out provision (See Note 4 of Part 1, Item 1). We have accrued $134,000 through September 30, 2005 as additional purchase price related to the earn-out provision, which will be paid in September 2006.

     During the three months ended September 30, 2005, we generated $0.2 million from financing activities compared to $1.4 million used by financing activities in the three months ended September 30, 2004. This increase of $1.6 million is the result of a $1.5 million increase in the proceeds from the exercise of employee stock options and a reduction of $0.1 million in the repayment of capital leases as all but two of our capital leases have ended.

     On January 28, 2005, we entered into a five-year $65.0 million cash flow based, line of credit with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. ("JPMorgan"). Subject to certain conditions, including the consent of existing lenders, the new line of credit may be increased by an aggregate of $35.0 million. The JPMorgan credit facility contains various covenants that, among other things, require us to maintain certain financial ratios, which are consolidated net worth, consolidated fixed charge ratio and consolidated debt to EBITDA ratio. As of September 30, 2005 there was no principal balance outstanding under the JPMorgan credit facility, and we were in compliance with our financial covenants.

     Two of these financial covenants are based upon the EBITDA (earnings before interest, taxes, depreciation and amortization) generated by NMHC over specified periods of time. These covenants, consolidated fixed charge ratio and consolidated debt to EBITDA ratio, are evaluated by JPMorgan as a measure of our liquidity and our ability to meet all of our obligations under the credit facility. EBITDA is presented as cash flow from operations plus or minus the net changes in assets and liabilities and the changes in certain non-cash reconciling items from net cash from operations to net income over the reported periods. While EBITDA is not a measure of financial performance or liquidity under generally accepted accounting principles, it is provided as information for investors for analytical purposes in light of the financial covenants referred to above. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with United States generally accepted accounting principles. EBITDA, which increased by approximately $0.5 million or 8%, from $6.2 million for the three months ended September 30, 2004 to $6.7 million for the three months ended September 30, 2005, is calculated as follows (see Consolidated Statement of Cash Flows comprising Item 1 hereof for more details):


                                                   Three Months Ended September 30,
                                                   2005                      2004
                                         ------------------------- --------------------------
                                         ------------------------- --------------------------
Cash flow from operations                         $   3,233                $   2,910
Provision for income taxes                            2,139                    1,853
Interest (income) expense, net                          (70)                     129
Net change in assets and
  Liabilities                                         2,511                    1,454
Non-cash items to reconcile
  net cash from operations to
  net income                                         (1,070)                    (126)
                                         ------------------------- --------------------------
                                         ------------------------- --------------------------

EBITDA                                            $   6,743                $   6,220
                                         ========================= ==========================

     We have entered into various capital lease transactions for hardware and software. We have also assumed various capital leases through our acquisitions. As of September 30, 2005, there are two capital leases remaining in effect.

     We have entered into various real estate operating leases with both related and unrelated parties. We have entered into various equipment operating leases and a sale-leaseback with unrelated third parties for office and mail service equipment. These leases have different payment terms and expiration dates. See
Note 11 to the Consolidated Financial Statements comprising Item 8 of Form 10-K for the year ended June 30, 2005 for a further description of these various leases.

     The total future payments under these contractual obligations as of September 30, 2005, are as follows:



Contractual Obligations                     Payments Due by Period
                                             ($ in thousands)

                                                                                                            More than
                                                          Less than         1-3 Years          4-5           5 Years
                                          Total            1 Year                             Years
                                        -----------     --------------      ----------      ----------      ----------
                                        -----------     --------------      ----------      ----------      ----------
Long Term Debt                         $         -      $           -      $        -      $        -      $        -
Capital Lease Obligations                       39                 30               9               -               -
Operating Leases                            23,722              7,245           9,870           4,030           2,577
Sale-leasebacks                                175                140              35               -               -
                                        -----------     --------------      ----------      ----------      ----------
                                        -----------     --------------      ----------      ----------      ----------
   Total Contractual Cash
        Obligations                     $   23,936      $       7,415      $    9,914      $    4,030      $    2,577
                                        ===========     ==============      ==========      ==========      ==========

     The shareholders of PCN are eligible to receive additional consideration of up to $30.0 million, if certain financial and performance targets are met over the three year period beginning March 1, 2005. As of September 30, 2005,
$190,000 has been accrued based upon the tentative achievement of certain financial and performance targets.

     The shareholders of the Inteq Group were eligible to receive additional consideration of up to $4.2 million, if certain financial targets were met during the year ending April 1, 2005. Of this potential amount, $3.0 million was deposited in escrow at the time of closing. As of September 30, 2005, $1.0 million was earned and paid.

     The shareholders of PPP are eligible to receive additional consideration of up to $7.0 million, if certain financial targets are met over the three year period beginning August 1, 2003. Such amounts earned are payable within 45 days after the first, second, and third anniversary of the date of acquisition. In the sole discretion of NMHC, up to 50% of any amounts earned can be paid in the form of our stock in lieu of cash. For the year ended July 31, 2004, $716,000 has been earned and was paid on September 15, 2004. Of this amount, $358,000 was paid in cash and $358,000 was satisfied by the issuance of 12,650 shares of our common stock. For the year ended July 31, 2005, $851,000 has been earned and was paid on September 15, 2005. Of this amount, $426,000 was paid in cash and $425,000 was satisfied by the issuance of 17,127 shares of our common stock. As of September 30, 2005, $134,000 has been accrued as additional purchase price and will be paid in September 2006.

     We entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the "purchase agreement"). Pursuant to the purchase agreement, we agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of series A preferred stock at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80 million. On March 19, 2004, we completed the sale of the series A preferred stock to New Mountain Partners and used approximately $49 million of the proceeds of the sale of the series A preferred stock to purchase, pursuant to a tender offer, 4,448,900 shares of our outstanding common stock at $11.00 per share..

     Following the completion of the tender offer, New Mountain Partners owned securities at March 19, 2004 that were initially convertible into approximately 64% of our issued and outstanding common stock and prior to conversion of the series A preferred stock were entitled to cast that number of votes that is equal to approximately 60% of our aggregate voting power. Following the closing of the New Mountain Transaction, New Mountain Partners were entitled to and did nominate and elect 60% of the members of our board of directors.

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

     The series A preferred stock may be redeemed at our option subsequent to the fourth anniversary of its issuance, subject to certain conditions. After the tenth anniversary of the issuance of the series A preferred stock, each holder of shares of series A preferred stock may require us to redeem all or a part of that holder's shares of series A preferred stock.

     We anticipate that current cash positions and available credit facilities, after our seven acquisitions together with anticipated cash flow from operations, will be sufficient to satisfy our contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of our stated goals to acquire other pharmacy benefit management companies and companies providing related services. Depending on our evaluation of future acquisitions, additional cash may be required to complete these acquisitions. In addition, we will require cash to acquire additional inventory for our mail service and specialty distribution divisions to service our expanding operations. In the event that our plans change or our assumptions prove to be inaccurate, or the proceeds from the new revolving credit facility and the New Mountain Transaction prove to be insufficient to fund operations and acquisitions, we could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to us, if at all.

Other Matters

Inflation

     Management does not believe that inflation has had a material adverse impact on our net income.

Critical Accounting Policies and Estimates

General

     Our discussion and analysis of NMHC's financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses; these estimates and judgments also affect related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debt, intangible assets, income taxes, software capitalization, and share-based payments. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe that of our significant accounting policies (See Note 1 to the Consolidated Financial Statements comprising Item 8 of Form 10-K for the year ended June 30, 2005), the following may involve a higher degree of judgment and complexity than others:

Revenue Recognition

(a) Since January 1, 2000, all services provided by NMHC have been on a fee for service basis. Under the fee for service arrangement, we are paid by our sponsors for our contractually agreed upon rates based upon actual claims adjudicated, plus a fixed transaction fee.

         Revenue under the fee for service arrangement is recognized when the claims are adjudicated. Included as revenue are our administrative fees and charges relating to pharmaceuticals dispensed by our network of pharmacies. Revenue is reduced by the amount of rebates paid to our sponsors.

(b) The specific terms of the contracts that we enter into with our sponsors will determine whether we recognize the gross revenue related to the cost of the prescriptions filled. There are several factors from EITF 99-19 that led us to recognize the majority of our revenue on a gross basis. These include: we act as a principal and not an agent and are the primary obligor in the relationship among the pharmacies, the sponsors and NMHC, we have credit risk, we have certain latitude in establishing price, and we have discretion in supplier selection. In certain cases, primarily because the amount we earn is fixed, we have not recognized the gross revenue or cost related to prescriptions filled for a specific sponsor. This has no impact on our gross profit since neither the prescription revenue nor the related cost of the prescriptions is recorded.

(c) We include in revenue only those co-payments collected from individual members by our mail service facility in Miramar, Florida. Co-payments retained by pharmacies on the remainder of the prescriptions filled for our members are not included in our reported revenue. We disclose these amounts parenthetically on the face of our Consolidated Statement of Income.

 (d) Rebates are recognized when we are entitled to them in accordance with the terms of our arrangements with drug manufacturers, third party rebate administrators, and sponsors, and when the amount of the rebates is determinable. We record the gross rebate receivable and the appropriate payable to the sponsors based on estimates, which are subject to final settlement. The estimates are based upon the claims submitted and our rebate experience, and are adjusted as additional information becomes available.

Bad Debt

     We maintain allowances for doubtful accounts for estimated losses resulting from the liability of our sponsors to make required payments. If the financial condition of our sponsors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and Intangible Asset Impairment

     In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On July 1, 2001 we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and are required to analyze our goodwill for impairment issues on a periodic basis thereafter. To date, we have not recorded any impairment losses related to goodwill and other intangible assets.

Deferred Taxes

     We periodically consider whether or not to record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

Share-Based Payments

     Following the adoption of FASB Statement No. 123(R), Share-Based Payment, we now include in our consolidated statement of income an estimate of the compensation cost resulting from the issuance of employee stock options. The calculation of this compensation cost is dependent upon various valuation assumptions such as expected option life, volatility, risk-free interest rates, expected forfeiture rates, and post-vesting terminations. While we believe that our employee stock option related assumptions are reasonable, actual vesting and exercise patterns may be significantly different.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


ITEM 4 - CONTROLS AND PROCEDURES

     Disclosure controls and procedures are the controls and procedures designed to ensure that information that we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods required. They include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management in order to allow timely decisions regarding required disclosure.

     Under the supervision and with the participation of management, chiefly our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2005. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in this period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The legal proceeding described below should be read in conjunction with the legal proceeding disclosure in the following earlier reports: Part I, Item 3 and
Note 11 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended June 30, 2005.

     An action was commenced against us on April 30, 2002 by Midwest Health Plan Inc. ("MHP") in the United States District Court for the Eastern District of Michigan. The amended complaint alleged, among other things, that the parties entered into a contract dated July 1999 (the "Agreement"), and further alleged that we overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached our fiduciary duties by making a profit. On August 10, 2005, we paid MHP $2 million in cash in complete settlement of all outstanding claims by both parties, and the case was dismissed with prejudice.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     We agreed to pay the shareholders of PPP up to $7 million over a three-year period if the PPP business achieved certain financial targets (See Note 4 of Part 1, Item 1). For the year ended July 31, 2005, $851,000 has been earned and was paid on September 15, 2005. Of this amount, $426,000 was paid in cash and $425,000 was satisfied by the issuance of 17,127 shares of our common stock. The issuance of common stock was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) under the Securities Act because the securities were not offered to the public. No underwriters were involved in the connection with the issuance of these securities.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS

Exhibits


Exhibit
Number    Description of Exhibit


3.1       Certificate of Incorporation of NMHC (2)
3.2       Certificate of Amendment to the Certificate of Incorporation of NMHC (5)
3.3       Amended and Restated Bylaws of NMHC (5)
3.4       Amended and Restated Audit Committee Charter (5)
3.5       Amendment No. 1 to Amended and Restated By-Laws of NMHC
3.6       Nominating and Corporate Governance Committee Charter (6)
4.1       Form of Warrant Agreement, including form of Representatives' Warrants (1)
4.2       Certificate of Designation, Preferences and Rights of Series A 7%
          Convertible Preferred Stock of NMHC (5) 10.1 Credit Agreement dated January 28,
          2005 among NMHC, the Lenders party thereto and JPMorgan Chase, as Administrative Agent (7)
10.2      Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development Corporation and NMHCRx Mail
          Order, Inc. (3)
10.3      AmerisourceBergen Prime Vendor Agreement, dated July 21, 2003 between NMHCRx Mail Order, Inc. d/b/a  NMHCMail and
          AmerisourceBergen Drug Corporation (3)
10.4      Amendment to Lease Agreement, dated as of October 23, 2003, by and among BFS Realty, LLC and National Medical Health Card
          Systems, Inc. (4)
10.5      Amendment to Lease Agreement (30 Sea Cliff), dated as of October 30, 2003, between Living in Style, LLC and National
          Medical Health Card Systems, Inc. (4)
10.6      Amendment to Lease Agreement (32 Sea Cliff), dated as of October 30, 2003, between Living in Style,  LLC and National
          Medical Health Card Systems, Inc. (4)
14.       Amended and Restated Code of Ethics (8)
31.1      Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2      Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1      Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act
32.2      Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act



(1) Denotes document filed as an Exhibit to NMHC's Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.
(2) Denotes document filed as an Exhibit to NMHC's Definitive Proxy Statement on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.
(3) Denotes document filed as an Exhibit to NMHC's Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by reference.
(4) Denotes document filed as an Exhibit to NMHC's Report on Form 10-K/A Amendment Number 2 for the year ended June 30, 2003 and incorporated herein by reference.
(5) Denotes document filed as an Exhibit to NMHC's Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(6) Denotes document filed as an appendix to NMHC's Definitive Proxy Statement on Schedule 14-A filed on October 28, 2005 and incorporated herein by reference.
(7) Denotes document filed as an exhibit to NMHC's Form 8-K filed on February 3, 2005 and incorporated herein by reference.
(8) Denotes document filed on October 28, 2004 as an exhibit to NMHC's Definitive Proxy Statement on Schedule 14-A and incorporated herein by reference.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
                                  (Registrant)



Date:     November 9, 2005     By: /s/James F. Smith
                                      James F. Smith
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




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

                  c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  d) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

         5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

         Date: November 9, 2005
                                         /s/ James F. Smith
                                         James F. Smith
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

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

                  c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  d) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

         5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

         Date:  November 9, 2005

                                     /s/Stuart F. Fleischer
                                     Stuart F. Fleischer
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                                                   EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of National Medical Health Card Systems, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James F. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ James F. Smith
James F. Smith
President and Chief Executive Officer
(Principal Executive Officer)
November 9, 2005

                                                                   EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of National Medical Health Card Systems, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart F. Fleischer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Stuart F. Fleischer
Stuart F. Fleischer
Chief Financial Officer (Principal Financial Officer)
November 9, 2005