Form 10-Q
period 2005-12-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2006-02-09
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2005

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

Registrant’s Telephone Number, Including Area Code (516) 626-0007

Not Applicable

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.) (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s common stock, as of February 7, 2006 was 5,185,685 shares.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

Forward-Looking Statements

When used herein, the words “may,” “could,” “estimate,” “believe,” “anticipate,” “think,” “intend,” “expect” and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and other factors, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. Forward-looking statements made by National Medical Health Card Systems, Inc. (“NMHC” or the “Company”) are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, the Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made. If the Company were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that the Company would make additional updates or corrections thereafter.

For a discussion of such risks and uncertainties, including risks relating to pricing, competition in the bidding and proposal process, our ability to consummate contract negotiations with prospective clients, dependence on key members of management, government regulation, acquisitions and affiliations, the market for pharmacy benefit management services, and other factors, readers are urged to carefully review and consider various disclosures made by the Company which attempt to advise investors of the factors which affect NMHC’s business, including, without limitation, the disclosures made under the caption “Description of Business – Risk Factors Affecting NMHC’s Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of NMHC’s Annual Report on Form 10-K, for the fiscal year ended June 30, 2005, filed with the U.S. Securities and Exchange Commission on September 22, 2005.

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

($ in thousands)

	December 31, 2005	June 30, 2005
	(Unaudited)
Assets Current:
Cash and cash equivalents (including cash equivalent investments of $289 and $193, respectively)	$9,271	$7,272
Restricted cash	3,855	3,994
Accounts receivable, less allowance for doubtful accounts of $2,505 and $1,953, respectively	111,345	103,129
Rebates receivable	59,617	40,377
Inventory	6,520	4,119
Due from affiliates	—	31
Deferred tax assets	2,051	2,117
Other current assets	1,778	5,759

Total current assets	194,437	166,798
Property, equipment and software development costs, net	13,492	12,177
Intangible assets, net of accumulated amortization of $3,811 and $3,273, respectively	3,463	3,951
Goodwill	99,842	99,710
Other assets	1,241	1,295

Total Assets	$312,475	$283,931

Liabilities, Redeemable Preferred Equity, and Common Stockholders’ Equity Current Liabilities:
Claims payable to pharmacies	$124,607	$118,660
Rebates payable to sponsors	65,807	45,436
Trade and other payables and accrued expenses	18,213	24,747
Revolving credit facility and loans payable-current	—	1,860
Current portion of capital lease obligations	30	29
Income taxes payable	1,593	—
Other current liabilities	276	503

Total current liabilities	210,526	191,235
Capital lease obligations, less current portion	1	16
Long term loans payable and other liabilities	997	998
Deferred tax liability	6,368	5,964

Total liabilities	217,892	198,213

Commitments and Contingencies Redeemable Preferred Equity:
Redeemable convertible preferred stock $.10 par value; 15,000,000 shares authorized, 6,956,522 issued and outstanding	76,103	75,864

Common Stockholders’ Equity:
Common stock, $.001 par value, 35,000,000 shares authorized, 9,715,329 and 9,461,826 shares issued, 5,075,429 and 4,821,926 outstanding, respectively	10	9
Additional paid-in-capital	120,603	115,061
Accumulated deficit	(50,254)	(53,337)
Treasury stock at cost, 4,639,900 shares	(51,879)	(51,879)

Total common stockholders’ equity	18,480	9,854

Total Liabilities, Redeemable Preferred Equity, and Common Stockholders’ Equity	$312,475	$283,931

See accompanying condensed notes to consolidated financial statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Revenue (includes co-payments collected of $4,319, $4,173, $9,118 and $6,450, respectively; and excludes co-payments retained by the pharmacies of $83,046, $74,770, $160,499 and $128,691, respectively)	$220,993	$200,550	$435,685	$385,392
Cost of claims (excludes co-payments retained by the pharmacies of $83,046, $74,770, $160,499 and $128,691, respectively)	196,654	178,618	387,784	343,783

Gross profit	24,339	21,932	47,901	41,609

Selling, general and administrative expenses	18,950	17,001	37,588	32,080

Operating income	5,389	4,931	10,313	9,529

Other income (expense):
Interest expense	(78)	(228)	(182)	(367)
Interest income	446	28	620	38
Other (expense) income, net	(52)	1,711	(40)	1,761

	316	1,511	398	1,432

Income before provision for income taxes	5,705	6,442	10,711	10,961
Provision for income taxes	2,427	2,641	4,566	4,494

Net income	3,278	3,801	6,145	6,467

Redeemable convertible preferred stock cash dividends	1,411	1,411	2,823	2,823
Accretion of transaction expenses	119	120	239	239

Net income available to common stockholders	$1,748	$2,270	$3,083	$3,405

Earnings per common share:
Basic	$0.35	$0.51	$0.62	$0.77

Diluted *	$0.27	$0.32	$0.51	$0.54

Weighted average number of common shares outstanding:
Basic	5,025	4,424	4,943	4,412

Diluted *	12,146	12,046	12,133	12,074

See accompanying condensed notes to consolidated financial statements

*	= The number of weighted average diluted shares was calculated using the “as if converted” method for the redeemable convertible preferred stock.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Six months ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$6,145	$6,467
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,592	3,101
Employee stock option expense	1,264	—
Amortization of deferred gain	(12)	(76)
Amortization of deferred financing costs	56	—
Loss on disposal of capital assets	64	—
Provision for doubtful accounts	552	374
Deferred income taxes	491	902
Excess tax benefits from exercise of stock options	(1,021)	—
Changes in assets and liabilities:
Restricted cash	139	50
Accounts receivable	(8,768)	(11,362)
Rebates receivable	(19,240)	(5,688)
Inventory	(2,401)	(3,709)
Other current assets	2,005	(1,529)
Due from affiliates	31	(9)
Other assets	(2)	2,398
Claims payable to pharmacies	5,947	2,601
Rebates payable to sponsors	20,371	4,780
Trade and other payables and accrued expenses	(6,740)	(3,290)
Income taxes payable and other current liabilities	2,876	4,976
Other long term liabilities	11	(1,063)

Net cash provided by (used in) operating activities	5,360	(1,077)

Cash flows from investing activities:
Capital expenditures	(3,680)	(1,712)
Proceeds from sale of capital assets	100	—
Acquisition of Inteq, net of cash acquired	116	(9)
Acquisition of PPP, net of cash acquired	(425)	(358)

Net cash (used in) investing activities	(3,889)	(2,079)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,344	1,054
Proceeds from revolving credit facility	65,575	560,458
Repayment of revolving credit facility	(65,575)	(554,686)
Payment of redeemable convertible preferred stock cash dividends	(2,823)	(2,823)
Deferred financing costs	—	95
Excess tax benefits from exercise of stock options	1,021	—
Repayment of debt and capital lease obligations	(14)	(340)

Net cash provided by financing activities	528	3,758

Net increase in cash and cash equivalents	1,999	602
Cash and cash equivalents at beginning of period	7,272	3,388

Cash and cash equivalents at end of period	$9,271	$3,990

See accompanying condensed notes to consolidated financial statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

1. NATURE OF BUSINESS

National Medical Health Card Systems, Inc. and its wholly owned subsidiaries (collectively the “Company” or “NMHC”) provides comprehensive pharmacy benefit management (“PBM”) services to plan sponsors, which include managed care organizations, local governments, unions, corporations and third party health care plan administrators through its network of licensed pharmacies throughout the United States. The Company’s PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy claims management, specialty pharmacy claims management, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, disease information services, data access, reporting and information analysis and physician profiling. In addition, the Company operates a mail service pharmacy, a specialty pharmacy and a health informatics company.

The unaudited consolidated financial statements include the accounts of the Company. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All of the Company’s subsidiaries are included in the unaudited consolidated financial statements. All material intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial information and substantially in the form prescribed by the U.S. Securities and Exchange Commission (the “SEC”) in instructions to Form 10-Q and in Article 10 of Regulation S-X. Accordingly, the interim financial information does not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of the Company’s management, the December 31, 2005 and 2004 unaudited interim financial statements include all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company’s management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended June 30, 2005. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the operating results to be expected for the full year.

Certain amounts in the prior period have been reclassified to conform to the current period presentation. For information concerning the Company’s significant accounting policies, reference is made to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 (the “Annual Report”) filed with the SEC.

2. STOCK-BASED COMPENSATION

At December 31, 2005, the Company had one stock-based employee compensation plan, which is more fully described in Note 6. Prior to July 1, 2005, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

recognized in the Consolidated Statement of Income for the three and six months ended December 31, 2004, as all options granted under this plan had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and six months ended December 31, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). Results for prior periods have not been restated.

For the six months ended December 31, 2005, the fair value of the options was estimated using a binomial valuation model with the following weighted-average assumptions used: no dividend yield, weighted-average expected life of the option of 6 or 7 years, risk-free interest rate between 4.1% and 4.64%, volatility between 63.6% and 69.5%, estimated forfeitures of 21% and 22%, post-vesting terminations of 1%, and a sub-optimal exercise factor of 4.1. The weighted-average value of options granted was $17.72 during the six months ended December 31, 2005.

As a result of adopting FASB Statement No. 123(R) on July 1, 2005, the Company’s income before income taxes for the three and six months ended December 31, 2005 are $596 and $1,264 lower, respectively, and the net income for the three and six months ended December 31, 2005 are $484 and $1,020 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic earnings per share for the three and six months ended December 31, 2005 would have been $0.44 and $0.83, respectively, and diluted earnings per share for the three and six months ended December 31, 2005 would have been $0.31 and $0.58, respectively, if the Company had not adopted FASB Statement No. 123(R), compared to reported basic earnings per share of $0.35 and $0.62, respectively, and diluted earnings per share of $0.27 and $0.51, respectively (See Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for a net income and net income available to common stockholders reconciliation).

Prior to the adoption of FASB Statement No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. FASB Statement No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to options granted under the Company’s stock option plan in the three and six months ended December 31, 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants in the six months ended December 31, 2004: no dividend yield, weighted-average

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

expected life of the option of between 3 and 6 years, risk-free interest rate of between 3.40% and 4.46%, and volatility of between 74.7% and 75% for all grants. The weighted-average value of options granted was $14.72 for the six months ended December 31, 2004.

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Net income available to common stockholders, as reported	$2,270	$3,405
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect applied using the provisions of FASB 123	(495)	(953)

Pro forma net income available to common stockholders	$1,775	$2,452

Pro forma earnings per share:
Basic – as reported	$0.51	$0.77
Basic – pro forma	$0.40	$0.56

Diluted – as reported	$0.32	$0.54
Diluted – pro forma	$0.27	$0.46

3. NEW MOUNTAIN TRANSACTION

The Company entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the “purchase agreement”). Pursuant to the purchase agreement, the Company agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of series A 7% redeemable convertible preferred stock (the “series A preferred stock”) at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80,000. On March 19, 2004, the Company completed the sale of the series A preferred stock to New Mountain Partners and used approximately $49,000 of the proceeds of the sale of the series A preferred stock to purchase, pursuant to a tender offer, 4,448,900 shares of the Company’s issued and outstanding common stock (the “common stock”) at $11.00 per share (collectively, the “New Mountain Transaction”). Prior to the closing of the New Mountain Transaction, Bert E. Brodsky, the former chairman of the board of directors, and certain stockholders related to him, held (assuming the exercise of 330,000 options and warrants held by Mr. Brodsky, which occurred in April 2004), in the aggregate, approximately 59% of the common stock and had agreed to tender 4,448,900 shares, or approximately 54% of the common stock, held by them, into the tender offer. No other stockholders tendered shares in the offer.

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

The series A preferred stock provides for an initial annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary of issuance. The series A preferred stock is convertible into the Company’s common stock at a price of $11.50 per share of common stock, or an aggregate of approximately 7,000,000 shares of the Company’s common stock.

The series A preferred stock may be redeemed at the Company’s option subsequent to the fourth anniversary of its issuance, subject to certain conditions. After the tenth anniversary of the issuance of the series A preferred stock, each holder of shares of series A preferred stock may require the Company to redeem all or a part of that holder’s shares of series A preferred stock.

4. BUSINESS ACQUISITIONS

On March 7, 2005, the Company acquired all of the outstanding stock of Pharmaceutical Care Network, a California corporation, from the California Pharmacists Association (the “PCN Acquisition”). The aggregate purchase price of the PCN Acquisition was $13,000 in cash. In addition, the Company has agreed to pay the California Pharmacists Association (“CphA”) earn-outs, as additional purchase price, up to $30,000 over a period of three years if certain financial and performance targets are achieved. As of December 31, 2005, the financial and performance targets have not been achieved. The funds for the payment of the purchase price in connection with the PCN Acquisition were obtained out of the Company’s working capital and the JPMorgan credit facility (See Note 5). The PCN operations complement the Company’s business while strengthening the Company’s presence in the California marketplace as well as in the Medicaid managed care market.

In addition to the $13,000 purchase price for the PCN Acquisition, there were $561 of acquisition related expenses incurred by the Company. Of the $13,000, $10,500 was paid to CPhA and certain of PCN’s current and former employees who participated in its Long Term Incentive Plan, and $2,500 was deposited into escrow to secure CPhA’s obligations under the purchase agreement. At the time of the acquisition, PCN had approximately $30,942 of assets which included $16,711 of cash, $2,734 of restricted cash, $3,204 of accounts receivable, $6,090 of rebates receivable, $1,139 of other assets, and $1,064 of property and equipment. They also had approximately $27,040 of liabilities which included $26,848 of claims and accounts payable, $97 of other current liabilities and $95 of other long-term liabilities. As a result of the PCN Acquisition, $2,842 of severance and exit costs have been accrued as of December 31, 2005, with $1,223 recorded as a deferred tax asset and $1,619 recorded as additional goodwill. Of this

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

amount, $1,024 was paid as of December 31, 2005. The acquisition was accounted for under the purchase method of accounting and the results of PCN’s operations were included in the consolidated financial statements commencing as of the closing date of the PCN Acquisition. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $11,957, which consists of the following components: “know how” and computer software valued at $870, which will be amortized over ten (10) years, customer relationships valued at $380, which will be amortized over ten (10) years, and goodwill of $10,707, which will not be amortized for book purposes per SFAS 142.

On April 1, 2004, the Company entered into an Asset Purchase Agreement with Inteq PBM, LP, a Texas limited partnership (the “Purchaser”), The INTEQ-RX Group, LLP and certain other owners named therein (together with The INTEQ-RX Group, LLP, the “The Inteq Group”), pursuant to which the Company agreed to acquire certain assets of The Inteq Group relating to their PBM business (the “Inteq Acquisition”). The aggregate purchase price of the Inteq Acquisition was $31,500 in cash. In addition, the Company agreed to pay The Inteq Group, as additional purchase price, up to $4,200 over a period of one year if the acquired PBM business achieved certain financial performance targets during the one-year period following the closing.

In addition, $3,000, out of the $4,200 potential to be paid to The Inteq Group, was placed in escrow to secure the Company’s obligations to pay The Inteq Group additional purchase price if certain targets were achieved during the first year. Of this amount, $1,024 of additional consideration was earned and released from escrow, with the balance of $1,976 being returned to the Company.

On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy (“PPRX”), Portland Professional Pharmacy Associates (“PRXA”, and together with PPRX, “PPP” or “NMHC Ascend”) and the individual shareholders (the “PPP Shareholders”) to purchase all of the shares of PPP for $3,150 (the “PPP Acquisition”). PPP provides specialty-pharmacy services in a broad range of areas, including women’s health, pediatric care, men’s health and transplant. In addition, the Company agreed to pay to the PPP Shareholders up to $7,000 over a three-year period if the PPP business achieved certain financial targets. At the Company’s sole discretion, as much as 50% of the $7,000 can be paid in the form of Company stock. For the first year ended July 31, 2004, $716 was earned and was paid on September 15, 2004. Of this amount, $358 was paid in cash and $358 was paid in the form of the Company’s common stock (12,650 shares at $28.30 per share). For the second year ended July 31, 2005, $851 was earned and was paid on September 15, 2005. Of this amount, $426 was paid in cash and $425 was paid in the form of the Company’s common stock (17,127 shares at $24.84 per share). For the third year, through December 31, 2005, $373 has been earned and will be settled in September 2006.

Each of PRXA and PPRX continues to operate under their respective names, and also does business under the name NMHC Ascend.

The Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated as of January 29, 2002, with HSL, HSL Acquisition Corp., a Delaware corporation and a

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

wholly-owned subsidiary of the Company (“Sub”), and the security holders of HSL named therein, pursuant to which the Company agreed to acquire certain assets of HSL relating to the PBM business conducted by HSL under the name “Centrus” (the “Centrus Acquisition”). The aggregate purchase price of the Centrus Acquisition was $40,000 in cash. In addition, the Company has agreed to pay HSL as additional purchase price up to $4,000 over a period of three (3) years if the acquired Centrus business achieves certain financial performance targets during the two-year period following the Centrus closing. The financial performance targets were achieved during the first two years and $4,000 was earned. Of this amount, $1,000 was paid in May 2003, $2,000 was paid in May 2004, and another $1,000 was paid in May 2005.

The summarized unaudited pro forma results of operations set forth below for the three and six months ended December 31, 2004 assumes the PCN Acquisition had occurred as of the beginning of these periods.

Three Months Ended December 31, 2004
Revenue	$219,521
Net income	$3,194
Net income available to common stockholders	$1,663
Earnings per common share:
Basic	$0.38
Diluted	$0.14
Pro forma weighted-average number of common shares outstanding:
Basic	4,424
Diluted	12,046

Six Months Ended December 31, 2004
Revenue	$426,801
Net income	$5,432
Net income available to common stockholders	$2,370
Earnings per common share:
Basic	$0.54
Diluted	$0.45
Pro forma weighted-average number of common shares outstanding:
Basic	4,412
Diluted	12,074

This pro forma financial information is presented for information purposes only. Pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

results, primarily because pro forma earnings include historical results of operations of the acquired entity and do not reflect any cost savings or potential sales erosion that may result from the Company’s integration efforts. In addition, while PCN has traditionally recorded all revenue on a gross basis, the Company has adjusted the historical amounts to reflect certain contracts on a revenue basis consistent with NMHC’s policies.

The change in the carrying amount of goodwill for the six months ended December 31, 2005 is as follows:

Balance as of June 30, 2005	$99,710
PCN acquisition	(61)
PCN additional consideration earned	(236)
PPP additional consideration earned	429

Balance as of December 31, 2005	$99,842

Approximately $81,464 of the Company’s December 31, 2005 goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

Acquired intangible assets subject to amortization consisted of the following:

	December 31, 2005		June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Asset Class
Customer relationships	$5,326	$2,782	$5,296	$2,410
Non-compete agreements	220	179	220	156
Employment agreements	186	146	186	133
Trade name	100	60	100	37
Company know how	1,442	644	1,422	537

	$7,274	$3,811	$7,224	$3,273

5. DEBT

On January 28, 2005, the Company and certain of its subsidiaries entered into a five-year $65,000 cash flow based line of credit with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. (“JPMorgan”). Subject to certain conditions including the consent of the existing lenders, the new line of credit (the “JPMorgan credit facility”) may be increased by an aggregate of $35,000.

Depending on the timing and dollar amount of each loan request, the Company will either borrow at a spread above LIBOR, the overnight Federal Funds rate or JPMorgan’s prime rate.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

The initial spread was 1.75% for LIBOR and Federal Funds loans and 0.75% for prime rate loans. After receipt of the Company’s consolidated financial statements for the fiscal year ended June 30, 2005, the spreads decreased due to a favorable ratio of debt to annual EBITDA. The current spread is 1.50% for LIBOR and Federal Funds loans and 0.50% for prime rate loans.

The JPMorgan credit facility is secured by the Company’s consolidated assets. The JPMorgan credit facility requires the Company to be in compliance with financial and other covenants. The three defined financial covenants include: consolidated net worth; consolidated fixed charge ratio; and consolidated debt to EBITDA ratio. The Company was in compliance with all covenants at December 31, 2005.

6. STOCK OPTIONS

During the six months ended December 31, 2005, the Company granted stock options under the 1999 Stock Option Plan, as amended (the “Plan”). The options granted during this period are exercisable at prices ranging from $24.01 to $27.90 and terminate seven or ten years from the grant date. The total number of shares of common stock of the Company reserved by the Company for issuance under the Plan is 4,850,000 plus an indeterminable number of shares of common stock of the Company issuable pursuant to the anti-dilution provisions of the Plan or upon the exercise of “reload options.” There are no options outstanding that contain the “reload” provision. There are 1,252,783 options issuable under the Plan as of December 31, 2005. The following table summarizes information about stock option activity for the six months ended December 31, 2005:

	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding options at June 30, 2005	1,441,213	$16.52
Canceled	(73,677)	23.77
Granted	320,637	26.88
Exercised	(236,376)	9.51

Outstanding options at December 31, 2005	1,451,797	19.53

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding			Exercisable
Option Price Range	Number of Shares	Weighted-average Remaining Life	Weighted-average Exercise Price	Number of Shares	Weighted-average Exercise Price
$ 1.67 to $ 2.51	7,000	0.14 years	$1.67	7,000	$1.67
$ 2.52 to $ 3.78	4,105	0.55 years	$3.14	4,105	$3.14
$ 3.79 to $ 5.69	900	0.75 years	$4.20	900	$4.20
$ 5.70 to $ 8.55	45,146	1.72 years	$7.69	43,727	$7.67
$ 8.56 to $12.84	391,917	1.96 years	$10.05	365,167	$9.92
$12.85 to $19.28	140,332	5.38 years	$13.87	86,047	$13.61
$19.29 to $28.94	759,604	8.41 years	$24.80	78,722	$23.88
$28.95 to $36.66	102,793	3.40 years	$31.63	67,719	$32.39

$ 1.67 to $36.66	1,451,797	5.74 years	$19.53	653,387	$14.13

7. EARNINGS PER SHARE

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended December 31,
	2005	2004
Basic	5,024,701	4,423,757
Effect of assumed exercise of employee stock options	164,620	665,985
Effect of assumed conversion of redeemable convertible preferred stock	6,956,522	6,956,522

Diluted weighted average number of shares outstanding	12,145,843	12,046,264

	Six Months Ended December 31,
	2005	2004
Basic	4,943,274	4,411,709
Effect of assumed exercise of employee stock options	233,588	705,808
Effect of assumed conversion of redeemable convertible preferred stock	6,956,522	6,956,522

Diluted weighted average number of shares outstanding	12,133,384	12,074,039

Basic net income per common share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. For the three and six months ended December 31, 2005 and 2004, diluted net income

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

per share is computed by dividing the net income by the weighted-average number of common and dilutive common equivalent shares (consisting of employee stock options and redeemable preferred stock as if converted) outstanding during the period.

8. RELATED PARTY TRANSACTIONS

The Company receives certain services from the Chairman of the Board as per a consulting agreement signed at the end of his employment with the Company. During the three months ended December 31, 2005 and 2004, $33 and $31, respectively, were paid under this agreement. During the six months ended December 31, 2005 and 2004, $64 and $42, respectively, were paid under this agreement.

In addition, the Company rents two houses from Living in Style, LLC, an entity owned partially by an executive officer and the current Chairman of the Board. During the three months ended December 31, 2005 and 2004, $36 and $35, respectively, were paid for the rent of these two houses. During the six months ended December 31, 2005 and 2004, $72 and $70, respectively, were paid for the rent of these two houses.

9. MAJOR SPONSORS AND PHARMACIES

For the three and six months ended December 31, 2005, approximately 28% and 25% of the consolidated revenue of the Company was from two sponsors administering multiple plans. For the three and six months ended December 31, 2004, approximately 19% and 20%, respectively, of the consolidated revenue of the Company was from one sponsor. Amounts due from these sponsors as of December 31, 2005 approximated $18,321.

For the three and six months ended December 31, 2005, no pharmacy chain accounted for more than 10% of the total cost of claims. For the three and six months ended December 31, 2004, approximately 11% of the cost of claims was from one pharmacy chain.

10. SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2005 and 2004, the Company paid $237 and $343 in interest, and $47 and $1,247 in income taxes, respectively. During the six months ended December 31, 2005, the Company financed $853 of capital expenditures through its trade payables.

11. LITIGATION

Neither the Company nor any of its subsidiaries are involved in any material pending legal proceeding. However, from time to time, the Company has been and may become defendant in, or a party to, pending or threatened legal actions, claims or proceedings incident to the ordinary course of our business which, in some cases, seek substantial monetary damages from, or other forms of relief, against the Company. Although the results of litigation and claims cannot be predicted with certainty, the Company believes that it does not have any material

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

pending legal proceedings that will have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                  OPERATIONS

OPERATING INCOME

($ in thousands)

Three months ended December 31,

	2005	Increase/ (Decrease)	2004
Revenue	$220,993	10.2%	$200,550
Cost of claims	196,654	10.1%	178,618

Gross profit	24,339	11.0%	21,932
Selling, general and administrative expenses	18,950	11.5%	17,001

Operating Income	$5,389	9.3%	$4,931

OPERATING INCOME

($ in thousands)

Six months ended December 31,

	2005	Increase/ (Decrease)	2004
Revenue	$435,685	13.0%	$385,392
Cost of claims	387,784	12.8%	343,783

Gross profit	47,901	15.1%	41,609
Selling, general and administrative expenses	37,588	17.2%	32,080

Operating Income	$10,313	8.2%	$9,529

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Revenue increased $20.4 million, or 10.2%, from $200.6 million for the three months ended December 31, 2004, to $221.0 million for the three months ended December 31, 2005. Revenue recognized for contracts recorded on a gross revenue basis was $199.0 million for the three months ended December 31, 2004 and $218.6 million for the three months ended December 31, 2005. Revenue recognized for contracts recorded on a net revenue basis was $1.6 million for the three months ended December 31, 2004 and $2.4 million for the three months ended December 31, 2005. The specific terms of the contracts that we enter into with our sponsors will determine whether we recognize the gross revenue related to the cost of the prescriptions filled (see Critical Accounting Policies and Estimates – Revenue Recognition). For those contracts on which we recognize net revenue, gross profit is equal to the net revenue since neither the prescription revenue nor the related costs of the prescriptions are recorded. We include in revenue only those co-payments collected in our mail service facility in Miramar, Florida. For the three months

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

ended December 31, 2005, there was $4.3 million of co-payments included in revenue versus $4.2 million for the three months ended December 31, 2004. Co-payments retained by pharmacies on prescriptions filled for our members and not included in our revenue were $83.0 million and $74.8 million, for the three months ended December 31, 2005 and 2004, respectively.

Of the $20.4 million increase in revenue during the three months ended December 31, 2005, $20.0 million was attributable to the inclusion of revenue generated by PCN that was not included in the three months ended December 31, 2004. The remainder of the increase was attributable to $20.2 million of revenue related to new sponsors or new services offered by us, excluding contracts recorded on a net revenue basis, and $6.3 million of revenue from existing sponsors related to, among other things, higher costs for pharmaceuticals, availability of new drugs, plan participant growth and an increase in the average number of claims per plan participant, as well as changes in other miscellaneous revenue items. These revenue increases were partially offset by a $26.1 million reduction in revenue related to the termination of existing sponsor contracts.

Cost of claims increased $18.1 million, or 10.1%, from $178.6 million for the three months ended December 31, 2004 to $196.7 million for the three months ended December 31, 2005. PCN accounted for $17.5 million of this increase. The remainder of the increase was attributable to costs of claims totaling $19.8 million related to the activity of new sponsors, and $5.9 million related to the growth in existing sponsors. These cost increases were partially offset by a $25.1 million reduction in costs related to the termination of existing sponsor contracts. As a percentage of revenue, cost of claims decreased from 89.1% to 89.0% for the three months ended December 31, 2004 and December 31, 2005, respectively.

Gross profit increased $2.4 million, or 11.0%, from $21.9 million for the three months ended December 31, 2004 to $24.3 million for the three months ended December 31, 2005. PCN accounted for $2.5 million of this increase, while another $0.2 million of incremental gross profit was generated by our expanding mail service and specialty operations. Competitive pressures which have led to a decline in some prices that we charge to our sponsors have had the effect of partially offsetting the increases in gross profit described above by $0.3 million. Gross profit, as a percentage of revenue, increased from 10.9% to 11.0% for the three months ended December 31, 2004 and December 31, 2005, respectively.

Selling, general and administrative expenses increased $2.0 million, or 11.8%, from $17.0 million for the three months ended December 31, 2004 to $19.0 million for the three months ended December 31, 2005. The acquisition of PCN and compensation expense related to the expensing of employee stock options accounted for $2.1 million and $0.6 million of this increase, respectively. The expensing of employee stock options was required to be included in our selling, general and administrative expenses beginning July 1, 2005. These increases were offset by a $0.7 million decrease in various other selling, general and administrative expenses.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

Selling, general and administrative expenses as a percent of revenue increased from 8.5% for the three months ended December 31, 2004 to 8.6% for the three months ended December 31, 2005. Selling, general and administrative expenses as a percent of revenue for the three months ended December 31, 2005 would have been 8.3% excluding the compensation expense relating to employee stock options.

Other income, net decreased $1.2 million, or 80%, from $1.5 million for the three months ended December 31, 2004 to $0.3 million for the three months ended December 31, 2005. The primary reason for the net decrease in other income was the recognition of a non-recurring gain of $1.7 million from an insurance claim which represented the excess of the insurance proceeds over the carrying value of the assets covered by the claim during the three months ended December 31, 2004. This item was partially offset by higher cash balances due to increased cash flow from operations which resulted in an increase in interest income during the three months ended December 31, 2005. In addition, we aggregate rebates for an unrelated third party and charge them interest on advances we make to them for their rebates. For the three months ended December 31, 2005, we earned $0.3 million in interest income from this third party.

Income before the provision for income taxes decreased $0.7 million, or 10.9%, from $6.4 million for the three months ended December 31, 2004, to $5.7 million for the three months ended December 31, 2005. The primary factor leading to this decrease in income before the provision for income taxes was the decrease in other income, net which represented the aforementioned recognition of a non-recurring gain of $1.7 million related to an insurance claim during the three months ended December 31, 2004. The increase in selling, general and administrative expenses, primarily related to the PCN acquisition and the initial expensing of employee stock options also contributed to the decrease in income before the provision for income taxes. This decrease was partially offset by the increase in our gross profit.

The effective tax rate was 42.5% for the three months ended December 31, 2005, as compared to 41.0% for the three months ended December 31, 2004. The increase in the effective tax rate for the three months ended December 31, 2005 was the result of the expensing of employee incentive stock options in accordance with FASB Statement No. 123(R). This compensation expense for incentive stock options, which is not deductible for tax purposes, increased our effective tax rate by 2.2%. The current estimated tax rate for the full 2006 fiscal year is 42.6%.

Net income decreased $0.5 million, or 13%, from $3.8 million for the three months ended December 31, 2004, to $3.3 million for the three months ended December 31, 2005. The decrease in net income was primarily attributable to the aforementioned non-recurring after-tax gain of $1.0 million related to an insurance claim during the three months ended December 31, 2004, as well as a $0.5 million compensation charge, net of its income tax benefit, related to the expensing of employee incentive stock options, beginning July 1, 2005, in accordance with FASB Statement No. 123(R). This decrease was further caused by the increase in our selling, general and administrative expenses, net of the increase in our gross profit. For the three months ended December 31, 2005, net income excluding the effect of stock-based compensation expense would have been $3.8 million. For the three months ended December 31, 2004, net income excluding the effect of the aforementioned insurance gain would have been $2.8 million.

In addition, there were two charges against income available to common stockholders related to the New Mountain Transaction (See Note 3 of Part 1, Item 1). The first of these charges relates

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

to the series A preferred stock cash dividends, which amounted to $1.4 million for both the three months ended December 31, 2005 and December 31, 2004. The series A preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80 million), which decreases to 3.5% after the fifth anniversary of issuance. The dividends of $1.4 million represent the amount accrued and paid for both the three months ended December 31, 2005 and December 31, 2004. The second charge is for the accretion of transaction expenses which was $0.1 million for both the three months ended December 31, 2005 and December 31, 2004.

After deducting these two charges from net income, there remained net income available to common stockholders of $1.7 million for the three months ended December 31, 2005, as compared to $2.3 million for the three months ended December 31, 2004.

While net income and net income available to common stockholders excluding the effect of stock-based compensation expense and a non-recurring gain from an insurance settlement are not measures of financial performance under U.S. generally accepted accounting principles, such items are provided as information for investors for analysis purposes in evaluating the effect of the stock-based compensation expense and a non-recurring gain from an insurance settlement on net income and net income available to common stockholders. Net income and net income available to common stockholders excluding the effect of stock-based compensation expense and a non-recurring gain from an insurance settlement are not meant to be considered a substitute or replacement for net income or net income available to common stockholders as prepared in accordance with U.S. generally accepted accounting principles. The reconciliation from net income to net income available to common stockholders excluding the effect of stock-based compensation expense and a non-recurring gain from an insurance settlement is as follows (all amounts are in thousands, except per share amounts):

	Three Months Ended
	December 31, 2005	December 31, 2004
Net income, as reported	$3,278	$3,801

Add: Stock-based compensation expense, net of income tax benefit, as per FASB 123(R)	484	—

Less: Non-recurring gain from insurance settlement, net of income tax	—	(995)

Net income excluding effect of stock-based compensation expense and non-recurring gain from insurance settlement (C)	3,762	2,806

Less:
Redeemable convertible preferred stock cash dividends	1,411	1,411
Accretion of transaction expenses	119	120

Net income available to common stockholders excluding stock-based compensation expense and non-recurring gain from insurance settlement (A)	$2,232	$1,275

Earnings per share excluding effect of stock-based compensation expense and non-recurring gain from insurance settlement:
Basic ((A) / (B))	$0.44	$0.29
Diluted ((C) / (D))	$0.31	$0.23
Weighted average number of shares outstanding:
Basic (B)	5,025	4,424

Diluted, as reported*	12,146	12,046

Add: Adjustment to weighted average number of diluted shares outstanding to exclude effects of stock-based compensation	167	—

Diluted, excluding effects of stock-based compensation (D)*	12,313	12,046

*	The number of weighted average diluted shares was calculated using the “as if converted” method for the redeemable convertible preferred stock.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004

Revenue increased $50.3 million, or 13.1%, from $385.4 million for the six months ended December 31, 2004, to $435.7 million for the six months ended December 31, 2005. Revenue recognized for contracts recorded on a gross revenue basis was $382.8 million for the six months ended December 31, 2004 and $431.0 million for the six months ended December 31, 2005. Revenue recognized for contracts recorded on a net revenue basis was $2.6 million for the six months ended December 31, 2004 and $4.7 million for the six months ended December 31, 2005. The specific terms of the contracts that we enter into with our sponsors will determine whether we recognize the gross revenue related to the cost of the prescriptions filled (see Critical Accounting Policies and Estimates – Revenue Recognition). For those contracts on which we recognize net revenue, gross profit is equal to net revenue since neither the prescription revenue nor the related costs of the prescriptions are recorded. We include in revenue only those co-payments collected in our mail service facility in Miramar, Florida. For the six months ended December 31, 2005, there was $9.1 million of co-payments included in revenue versus $6.5 million for the six months ended December 31, 2004. Co-payments retained by pharmacies on prescriptions filled for our members and not included in our revenue were $160.5 million and $128.7 million, for the six months ended December 31, 2005 and 2004, respectively.

Of the $50.3 million increase in revenue during the six months ended December 31, 2005, $38.9 million was attributable to the inclusion of revenue generated by PCN that was not included in the six months ended December 31, 2004. The remainder of the increase was attributable to $34.0 million of revenue related to new sponsors or new services offered by us, excluding contracts recorded on a net revenue basis, and $20.2 million of revenue from existing sponsors

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

related to, among other things, higher costs for pharmaceuticals, availability of new drugs, plan participant growth and an increase in the average number of claims per plan participant, as well as changes in other miscellaneous revenue items. These revenue increases were partially offset by a $42.8 million reduction in revenue related to the termination of existing sponsor contracts.

Cost of claims increased $44.0 million, or 12.8%, from $343.8 million for the six months ended December 31, 2004 to $387.8 million for the six months ended December 31, 2005. PCN accounted for $33.8 million of this increase. The remainder of the increase was attributable to costs of claims totaling $33.1 million related to the activity of new sponsors, and $9.0 million related to the growth in existing sponsors. These cost increases were partially offset by a $31.9 million reduction in costs related to the termination of existing sponsor contracts. As a percentage of revenue, cost of claims decreased from 89.2% to 89.0% for the six months ended December 31, 2004 and December 31, 2005, respectively.

Gross profit increased $6.3 million, or 15.1%, from $41.6 million for the six months ended December 31, 2004 to $47.9 million for the six months ended December 31, 2005. PCN accounted for $5.1 million of this increase, while another $1.8 million of incremental gross profit was generated by our expanding mail service and specialty operations. These increases were partially offset by a $0.6 million decrease in the amount of rebates we retained during the six months ended December 31, 2005 as compared to the six months ended December 31, 2004. Gross profit, as a percentage of revenue, increased from 10.8% to 11.0% for the six months ended December 31, 2004 and December 31, 2005, respectively.

Selling, general and administrative expenses increased $5.5 million, or 17.1%, from $32.1 million for the six months ended December 31, 2004 to $37.6 million for the six months ended December 31, 2005. The acquisition of PCN and compensation expense related to the expensing of employee stock options accounted for $4.2 million and $1.3 million of this increase, respectively. The expensing of employee stock options was required to be included in our selling, general and administrative expenses beginning July 1, 2005.

Selling, general and administrative expenses as a percent of revenue increased from 8.3% for the six months ended December 31, 2004 to 8.6% for the six months ended December 31, 2005. Selling, general and administrative expenses as a percent of revenue for the six months ended December 31, 2005 would have been 8.3% excluding the compensation expense relating to employee stock options.

Other income, net decreased $1.0 million, or 71.4%, from $1.4 million for the six months ended December 31, 2004 to $0.4 million for the six months ended December 31, 2005. The primary component of the $1.0 million decrease in other income was the recognition of a non-recurring gain of $1.7 million from an insurance claim which represented the excess of the insurance proceeds over the carrying value of the assets covered by the claim during the six months ended December 31, 2004. This item was partially offset by higher cash balances due to increased cash flow from operations which resulted in an increase in interest income during the six months ended December 31, 2005. In addition, we aggregate rebates for an unrelated third party and charge them interest on advances we make to them for their rebates. For the six months ended December 31, 2005, we earned $0.3 million in interest income from this third party.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

Income before the provision for income taxes decreased $0.3 million, or 2.7%, from $11.0 million, for the six months ended December 31, 2004, to $10.7 million for the six months ended December 31, 2005. The primary factor leading to this decrease in income before the provision for income taxes was the decrease in other income, net which included the aforementioned recognition of a non-recurring gain of $1.7 million related to an insurance claim during the six months ended December 31, 2004. The increase in selling, general and administrative expenses, primarily related to the PCN acquisition and the initial expensing of employee stock options also contributed to the decrease in income before the provision for income taxes. This decrease was partially offset by the increase in our gross profit.

The effective tax rate was 42.6% for the six months ended December 31, 2005, as compared to 41.0% for the six months ended December 31, 2004. The increase in the effective tax rate for the six months ended December 31, 2005 was the result of the expensing of employee incentive stock options in accordance with FASB Statement No. 123(R). This compensation expense for incentive stock options, which is not deductible for tax purposes, increased our effective tax rate by 2.4%. The tax rate of 42.6% represents our current estimated tax rate for the full 2006 fiscal year.

Net income decreased $0.4 million, or 6.2%, from $6.5 million for the six months ended December 31, 2004 to $6.1 million for the six months ended December 31, 2005. The decrease in net income was primarily attributable to the aforementioned non-recurring after-tax gain of $1.0 million related to an insurance claim during the six months ended December 31, 2004, as well as a $1.0 million compensation charge, net of its income tax benefit, related to the expensing of employee incentive stock options, beginning July 1, 2005, in accordance with FASB Statement No. 123(R). This decrease was further caused by the increase in our selling, general and administrative expenses, net of the increase in our gross profit. For the six months ended December 31, 2005, net income excluding the effect of stock-based compensation expense would have been $7.2 million. For the six months ended December 31, 2004, net income excluding the effect of the aforementioned insurance gain would have been $5.5 million.

In addition, there were two charges against income available to common stockholders related to the New Mountain Transaction (See Note 3 of Part 1, Item 1). The first of these charges relates to the series A preferred stock cash dividends, which amounted to $2.8 million for both the six months ended December 31, 2005 and December 31, 2004. The series A preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80 million), which decreases to 3.5% after the fifth anniversary of issuance. The dividend of $2.8 million represents the amount accrued and paid for both the six months ended December 31, 2005 and December 31, 2004. The second charge is for the accretion of transaction expenses which were $239,000 for both the six months ended December 31, 2005 and December 31, 2004.

After deducting these two charges from net income, there remained net income available to common stockholders of $3.1 million for the six months ended December 31, 2005, as compared to $3.4 million for the six months ended December 31, 2004.

While net income and net income available to common stockholders excluding the effect of stock-based compensation expense and a non-recurring gain from an insurance settlement are not measures of financial performance under U.S. generally accepted accounting principles, such items are provided as information for investors for analysis purposes in evaluating the effect of

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

the stock-based compensation expense and a non-recurring gain from an insurance settlement on net income and net income available to common stockholders. Net income and net income available to common stockholders excluding the effect of stock-based compensation expense and a non-recurring gain from an insurance settlement are not meant to be considered a substitute or replacement for net income or net income available to common stockholders as prepared in accordance with U.S. generally accepted accounting principles. The reconciliation from net income to net income available to common stockholders excluding the effect of stock-based compensation expense and a non-recurring gain from an insurance settlement is as follows (all amounts are in thousands, except per share amounts):

	Six Months Ended
	December 31, 2005	December 31, 2004
Net income, as reported	$6,145	$6,467

Add: Stock-based compensation expense, net of income tax benefit, as per FASB 123(R)	1,020	—

Less: Non-recurring gain from insurance settlement, net of income tax	—	(995)

Net income excluding effect of stock-based compensation expense and non-recurring gain from insurance settlement (C)	7,165	5,472

Less:
Redeemable convertible preferred stock cash dividends	2,823	2,823
Accretion of transaction expenses	239	239

Net income available to common stockholders excluding stock-based compensation expense and non-recurring gain from insurance settlement (A)	$4,103	$2,410

Earnings per share excluding effect of stock-based compensation expense and non-recurring gain from insurance settlement:
Basic ((A) / (B))	$0.83	$0.55
Diluted ((C) / (D))	$0.58	$0.45

Weighted average number of shares outstanding:
Basic (B)	4,943	4,412

Diluted, as reported*	12,133	12,074

Add: Adjustment to weighted average number of diluted shares outstanding to exclude effects of stock-based compensation	122	—

Diluted, excluding effects of stock-based compensation (D)*	12,255	12,074

*	The number of weighted average diluted shares was calculated using the “as if converted” method for the redeemable convertible preferred stock.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Our primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable and inventory in our mail service and specialty pharmacy facilities. Also, we require cash to execute our strategy of pursuing acquisitions of other PBM companies or of companies providing related services. We have now acquired seven companies since July 2000 utilizing primarily cash. This has had the effect of increasing our working capital deficits until sufficient profitability is earned to offset these deficits. As of December 31, 2005, we had a working capital deficit of $16.1 million as compared to a working capital deficit of $24.4 million as of June 30, 2005. The primary reason for the improvement in working capital was the profits we generated during the six months ended December 31, 2005.

We have a banking structure resulting in certain disbursement accounts carrying negative book balances of $27.1 million and $8.3 million at December 31, 2005 and June 30, 2005, respectively, which are reclassified to claims payable and accounts payable. This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not yet been satisfied. No bank overdraft or unsecured short-term loan exists in relation to these negative balances.

Net cash provided by operating activities was $5.4 million for the six months ended December 31, 2005, as compared to net cash used in operating activities of $1.1 million for the six months ended December 31, 2004. This increase of $6.5 million in net cash provided by operating activities was the result of a $3.3 million increase in claims payable to pharmacies and a $2.8 million reduction in accounts receivable through our improved collection efforts during the six months ended December 31, 2005. The increase was further caused by $0.4 million of net cash provided by operating activities from various operating assets and liabilities.

Historically, the timing of our accounts receivable and accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan sponsors on the one hand, and our pharmacy network on the other hand. These terms generally lead to our payments to participating pharmacies being slower than its corresponding collections from plan sponsors. We believe that this situation is not unusual in the pharmacy benefit management industry and expect to operate on similar terms for the foreseeable future. However,

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

there can be no assurance that such terms of trade will continue in the future and, if they were to change materially, we could require additional working capital financing. Furthermore, if such terms of trade were to change materially, and/or if we were unable to obtain additional working capital financing, there could be a material adverse effect on our business, financial condition, or results of operations.

Net cash used in investing activities was $3.9 million for the six months ended December 31, 2005, as compared to $2.1 million for the six months ended December 31, 2004. This increase of $1.8 million in net cash used in investing activities was the result of a $2.0 million increase in capital expenditures along with a $0.1 million increase in the cash paid for the PPP Acquisition. The cash payments of $426,000 during the six months ended December 31, 2005 and $358,000 for the six months ended December 31, 2004 for the PPP Acquisition are for additional payments due under the earn-out provision (See Note 4 of Part 1, Item 1). We have accrued $373,000 through December 31, 2005 as additional purchase price related to the earn-out provision, which will be paid in September 2006. These increases were partially offset by $1.9 million paid in connection with the Inteq Acquisition netted against $2.0 million released from the Inteq earnout escrow and returned to us.

Net cash provided by financing activities was $0.5 million for the six months ended December 31, 2005, as compared to $3.8 million for the six months ended December 31, 2004. This decrease of $3.3 million was the result of additional net borrowings of $5.8 million from our credit facility during the six months ended December 31, 2004. This item was offset by a $1.3 million increase in proceeds from the exercise of employee stock options and a reduction of $0.3 million in the repayment of capital lease obligations during the six months ended December 31, 2005 as all but two of our capital leases have ended. The decrease was further offset by a $1.0 million cash inflow during the six months ended December 31, 2005, which represented the excess tax benefit from the exercise of employee stock options in accordance with FASB Statement No. 123(R).

On January 28, 2005, we entered into a five-year $65.0 million cash flow based, line of credit with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. (“JPMorgan”). Subject to certain conditions, including the consent of existing lenders, the new line of credit may be increased by an aggregate of $35.0 million. The JPMorgan credit facility contains various covenants that, among other things, require us to maintain certain financial ratios, which are consolidated net worth, consolidated fixed charge ratio and consolidated debt to EBITDA ratio. As of December 31, 2005 there was no principal balance outstanding under the JPMorgan credit facility, and we were in compliance with our financial covenants.

Two of these financial covenants are based upon the EBITDA (earnings before interest, taxes, depreciation and amortization) generated by NMHC over specified periods of time. These covenants, consolidated fixed charge ratio and consolidated debt to EBITDA ratio, are evaluated by JPMorgan as a measure of our liquidity and our ability to meet all of our obligations under the credit facility. EBITDA is presented as cash flow from operations plus or minus the net changes in assets and liabilities and the changes in certain non-cash reconciling items from net cash from operations to net income over the reported periods. While EBITDA is not a measure of financial performance or liquidity under United States generally accepted accounting principles, it is provided as information for investors for analytical purposes in light of the financial covenants referred to above. EBITDA is not meant to be considered a substitute or replacement for net income as

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

prepared in accordance with United States generally accepted accounting principles. EBITDA, which decreased by $0.5 million or 3.5%, from $14.4 million for the six months ended December 31, 2004 to $13.9 million for the six months ended December 31, 2005, is calculated as follows (see Consolidated Statement of Cash Flows comprising Item 1 hereof for more details):

	Six Months Ended December 31,
	2005	2004
Cash flow from operations	$5,360	$(1,077)
Provision for income taxes	4,566	4,494
Interest (income) expense, net	(438)	329
Net change in assets and Liabilities	5,771	11,845
Non-cash items to reconcile net cash from operations to net income	(1,394)	(1,200)

EBITDA	$13,865	$14,391

We have entered into various capital lease transactions for hardware and software. We have also assumed various capital leases through our acquisitions. As of December 31, 2005, there are two capital leases remaining in effect.

We have entered into various real estate operating leases with both related and unrelated parties. We have entered into various equipment operating leases and a sale-leaseback with unrelated third parties for office and mail service equipment. These leases have different payment terms and expiration dates. See Note 11 to the Consolidated Financial Statements comprising Item 8 of Form 10–K for the year ended June 30, 2005 for a further description of these various leases.

The total future payments under these contractual obligations as of December 31, 2005, are as follows:

Contractual Obligations	Payments Due by Period
	($ in thousands)

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Capital Lease Obligations	$31	$30	$1	$—	$—
Operating Leases	21,701	7,026	8,388	3,942	2,345
Sale-leaseback	140	140	—	—	—

Total Contractual Cash Obligations	$21,872	$7,196	$8,389	$3,942	$2,345

The shareholders of PCN are eligible to receive additional consideration of up to $30.0 million, if certain financial and performance targets are met over the three year period beginning March 1, 2005. As of December 31, 2005, the financial and performance targets have not been achieved.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

The shareholders of the Inteq Group were eligible to receive additional consideration of up to $4.2 million, if certain financial targets were met during the year ended April 1, 2005. Of this potential amount, $3.0 million was deposited in escrow at the time of closing. As of December 31, 2005, $1.0 million was earned and released from escrow, with the balance of $2.0 million being returned to us.

The shareholders of PPP are eligible to receive additional consideration of up to $7.0 million, if certain financial targets are met over the three year period beginning August 1, 2003. Such amounts earned are payable within 45 days after the first, second, and third anniversary of the date of acquisition. In the sole discretion of NMHC, up to 50% of any amounts earned can be paid in the form of our stock in lieu of cash. For the year ended July 31, 2004, $716,000 has been earned and was paid on September 15, 2004. Of this amount, $358,000 was paid in cash and $358,000 was satisfied by the issuance of 12,650 shares of our common stock. For the year ended July 31, 2005, $851,000 has been earned and was paid on September 15, 2005. Of this amount, $426,000 was paid in cash and $425,000 was satisfied by the issuance of 17,127 shares of our common stock. As of December 31, 2005, $373,000 has been accrued as additional purchase price and will be paid in September 2006.

We entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the “purchase agreement”). Pursuant to the purchase agreement, we agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of series A preferred stock at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80 million. On March 19, 2004, we completed the sale of the series A preferred stock to New Mountain Partners and used approximately $49 million of the proceeds of the sale of the series A preferred stock to purchase, pursuant to a tender offer, 4,448,900 shares of our outstanding common stock at $11.00 per share.

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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

The series A preferred stock may be redeemed at our option subsequent to the fourth anniversary of its issuance, subject to certain conditions. After the tenth anniversary of the issuance of the series A preferred stock, each holder of shares of series A preferred stock may require us to redeem all or a part of that holder’s shares of series A preferred stock.

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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

Other Matters

Inflation

Management does not believe that inflation has had a material adverse impact on our net income.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of NMHC’s financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses; these estimates and judgments also affect related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debt, intangible assets, cash, income taxes, software capitalization, and share-based payments. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

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

Goodwill and Intangible Asset Impairment

In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On July 1, 2001 we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and are required to analyze our goodwill for impairment issues on a periodic basis thereafter. To date, we have not recorded any impairment losses related to goodwill and other intangible assets.

Cash

We have a banking structure resulting in certain disbursement accounts carrying negative book balances of $27.1 million and $8.3 million at December 31, 2005 and June 30, 2005, respectively, which are reclassified to claims payable and accounts payable. This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not yet been satisfied. No bank overdraft or unsecured short-term loan exists in relation to these negative balances.

Deferred Taxes

We periodically consider whether or not to record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures are the controls and procedures designed to ensure that information that we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods required. They include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management in order to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, chiefly our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2005. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in our periodic Securities and Exchange Commission filings. There have been no

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in this period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

No changes.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NMHC held its annual meeting of stockholders on December 7, 2005. Each of the matters described below were voted upon and approved at the annual meeting.

1) The election of 11 directors to serve until the next annual meeting of stockholders:

Name	For	Withheld
James J. Bigl	3,814,115	669,774
James Smith	3,881,523	602,366
Paul J. Konigsberg	4,270,363	213,526
Gerald Angowitz	4,271,363	212,526
Steven B. Klinsky	3,740,463	743,426
Micheal B. Ajouz	3,813,520	670,369
G. Harry Durity	3,813,470	670,419
Michael T. Flaherman	3,812,620	671,269
Robert R. Grusky	3,813,520	670,369
David E. Shaw	3,813,520	670,369
Daniel B. Hebert	3,793,520	690,369

2) To approve and ratify the engagement of Ernst & Young LLP as NMHC’s independent registered public accounting firm for the fiscal year ending June 30, 2006.

For	Against	Abstain
4,481,939	450	1,500

A detailed description of the matters voted upon at the Registrant’s 2005 Annual Meeting of Stockholders has been previously reported in NMHC’s Definitive Proxy Statement filed with the SEC on October 28, 2005.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of NMHC (2)

3.2	Certificate of Amendment to the Certificate of Incorporation of NMHC (5)

3.3	Amended and Restated Bylaws of NMHC (5)

3.4	Amended and Restated Audit Committee Charter (5)

3.5	Amendment No. 1 to Amended and Restated By-Laws of NMHC

3.6	Nominating and Corporate Governance Committee Charter (6)

4.1	Form of Warrant Agreement, including form of Representatives’ Warrants (1)

4.2	Certificate of Designation, Preferences and Rights of Series A 7% Convertible Preferred Stock of NMHC (5)

10.1	Credit Agreement dated January 28, 2005 among NMHC, the Lenders party thereto and JPMorgan Chase, as Administrative Agent (7)

10.2	Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development Corporation and NMHCRx Mail Order, Inc. (3)

10.3	AmerisourceBergen Prime Vendor Agreement, dated July 21, 2003 between NMHCRx Mail Order, Inc. d/b/a NMHCmail and AmerisourceBergen Drug Corporation (3)

10.4	Amendment to Lease Agreement, dated as of October 23, 2003, by and among BFS Realty, LLC and National Medical Health Card Systems, Inc. (4)

10.5	Employment Agreement dated December 16, 2005 between NMHC and Stuart Diamond (10)

10.6	Form of Stock Option Agreement between NMHC and Non-Employee Directors

10.7	Form of Stock Option Agreement between NMHC and Senior Executive Officers

10.8	Form of Severance Agreement for Senior Executive Officers

14.	Amended and Restated Code of Ethics (8)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act

(1)	Denotes document filed as an Exhibit to NMHC’s Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(2)	Denotes document filed as an Exhibit to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.
(3)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by reference.
(4)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K/A Amendment Number 2 for the year ended June 30, 2003 and incorporated herein by reference.
(5)	Denotes document filed as an Exhibit to NMHC’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(6)	Denotes document filed as an appendix to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on October 28, 2005 and incorporated herein by reference.
(7)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on February 3, 2005 and incorporated herein by reference.
(8)	Denotes document filed on October 28, 2004 as an exhibit to NMHC’s Definitive Proxy Statement on Schedule 14-A and incorporated herein by reference.
(9)	Denotes documents filed as an Exhibit to NMHC’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
(10)	Denotes documents filed as an Exhibit to NMHC’s Form 8-K filed on January 26, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.

(Registrant)

Date: February 9, 2006	By:	/s/ James F. Smith
James F. Smith
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stuart Diamond
Stuart Diamond
Chief Financial Officer (Principal Financial Officer)