Form 10-Q
period 2006-03-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2006-05-10
CIK 813562

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s common stock, as of May 8, 2006 was 5,291,428 shares.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

Forward-Looking Statements

When used herein, the words “may,” “could,” “estimate,” “believe,” “anticipate,” “think,” “intend,” “expect” and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and other factors, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. Forward-looking statements made by National Medical Health Card Systems, Inc. (“NMHC”, “our”, “we” or the “Company”) are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, the Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made. If the Company were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that the Company would make additional updates or corrections thereafter.

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

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

($ in thousands)

	March 31, 2006	June 30, 2005
Assets
Current:

Cash and cash equivalents (including cash equivalent investments of $291 and $193, respectively)	$10,244	$7,272
Restricted cash	4,606	3,994
Accounts receivable, less allowance for doubtful accounts of $2,437 and $1,953, respectively	99,859	103,129
Rebates receivable	57,870	40,377
Inventory	4,331	4,119
Due from affiliates	—	31
Deferred tax assets	1,812	2,117
Other current assets	1,652	5,759

Total current assets	180,374	166,798
Property, equipment and software development costs, net	13,754	12,177
Intangible assets, net of accumulated amortization of $4,034 and $3,273, respectively	3,240	3,951
Goodwill	100,108	99,710
Other assets	1,202	1,295

Total Assets	$298,678	$283,931

Liabilities, Redeemable Preferred Equity, and Common Stockholders’ Equity
Current Liabilities:

Claims payable to pharmacies	$115,215	$118,660
Rebates payable to sponsors	58,652	45,436
Trade and other payables and accrued expenses	18,076	24,747
Revolving credit facility and loans payable-current	—	1,860
Current portion of capital lease obligations	24	29
Other current liabilities	141	503

Total current liabilities	192,108	191,235
Capital lease obligations, less current portion	—	16
Long term loans payable and other liabilities	835	998
Deferred tax liability	6,903	5,964

Total liabilities	199,846	198,213

Commitments and Contingencies
Redeemable Preferred Equity:

Redeemable convertible preferred stock $.10 par value; 15,000,000 shares authorized, 6,956,522 issued and outstanding	76,220	75,864

Common Stockholders’ Equity:

Common stock, $.001 par value, 35,000,000 shares authorized, 9,920,689 and 9,461,826 shares issued, 5,280,789 and 4,821,926 outstanding, respectively	10	9
Additional paid-in-capital	124,605	115,061
Accumulated deficit	(50,124)	(53,337)
Treasury stock at cost, 4,639,900 shares	(51,879)	(51,879)

Total common stockholders’ equity	22,612	9,854

Total Liabilities, Redeemable Preferred Equity, and Common Stockholders’ Equity	$298,678	$283,931

See accompanying condensed notes to consolidated financial statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Revenue (includes co-payments collected of $4,728, $4,322, $13,846 and $10,772, respectively; and excludes co-payments retained by the pharmacies of $82,544, $74,932, $243,043 and $203,623, respectively)	$215,717	$199,342	$651,402	$584,734

Cost of claims (excludes co-payments retained by the pharmacies of $82,544, $74,932, $243,043 and $203,623, respectively)	193,959	177,150	581,742	520,940

Gross profit	21,758	22,192	69,660	63,794
Selling, general and administrative expenses	19,308	16,629	56,897	48,699

Operating income	2,450	5,563	12,763	15,095

Other income (expense):
Interest expense	(64)	(167)	(246)	(534)
Interest income	433	123	1,053	161
Other income (expense), net	20	16	(20)	1,777

	389	(28)	787	1,404

Income before provision for income taxes	2,839	5,535	13,550	16,499
Provision for income taxes	1,211	2,270	5,777	6,765

Net income	1,628	3,265	7,773	9,734

Redeemable convertible preferred stock cash dividends Accretion of transaction expenses	1,381 117	1,380 117	4,204 356	4,204 356

Net income available to common stockholders	$130	$1,768	$3,213	$5,174

Earnings per common share:
Basic	$0.03	$0.39	$0.63	$1.16

Diluted *	$0.02	$0.27	$0.61	$0.81

Weighted average number of common shares outstanding:
Basic	5,200	4,584	5,111	4,468

Diluted *	5,302	12,123	5,268	12,090

*	= For the three and nine months ended March 31, 2005, the number of weighted average diluted shares was calculated using the “as if converted” method for the redeemable convertible preferred stock. For the three and nine months ended March 31, 2006, the redeemable convertible preferred stock was anti-dilutive and the “as if converted” method was not used to calculate the number of weighted average diluted shares.

See accompanying condensed notes to consolidated financial statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Nine months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$7,773	$9,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,399	4,682
Employee stock option expense	1,867	—
Issuance of restricted stock units	46	—
Amortization of deferred gain	(37)	(92)
Amortization of deferred financing costs	84	—
Loss on disposal of capital assets	54	—
Provision for doubtful accounts	525	756
Deferred income taxes	1,276	901
Excess tax benefits from exercise of stock options	(1,237)	—
Changes in assets and liabilities:
Restricted cash	(612)	582
Accounts receivable	2,745	(24,585)
Rebates receivable	(17,493)	(2,058)
Inventory	(212)	(3,068)
Other current assets	2,131	(1,954)
Due from affiliates	31	1
Other assets	9	3,327
Claims payable to pharmacies	(3,445)	8,317
Rebates payable to sponsors	13,216	21,836
Trade and other payables and accrued expenses	(6,869)	(19,832)
Income taxes payable and other current liabilities	2,164	6,828
Other long term liabilities	(126)	(925)

Net cash provided by operating activities	7,289	4,450

Cash flows from investing activities:
Capital expenditures	(5,869)	(4,295)
Proceeds from sale of capital assets	169	—
Acquisition of PCN, net of cash acquired	—	3,153
Acquisition of Inteq, net of cash acquired	116	(139)
Acquisition of PPP, net of cash acquired	(426)	(358)

Net cash used in investing activities	(6,010)	(1,639)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,681	3,251
Proceeds from revolving credit facility	72,075	695,758
Repayment of revolving credit facility	(72,075)	(695,796)
Payment of redeemable convertible preferred stock cash dividends	(4,204)	(4,204)
Deferred financing costs	—	(367)
Excess tax benefits from exercise of stock options	1,237	—
Repayment of debt and capital lease obligations	(21)	(343)

Net cash provided by (used in) financing activities	1,693	(1,701)

Net increase in cash and cash equivalents	2,972	1,110
Cash and cash equivalents at beginning of period	7,272	3,388

Cash and cash equivalents at end of period	$10,244	$4,498

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

The unaudited consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial information and substantially in the form prescribed by the U.S. Securities and Exchange Commission (the “SEC”) in instructions to Form 10-Q and in Article 10 of Regulation S-X. Accordingly, the interim financial information does not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of the Company’s management, the March 31, 2006 and 2005 unaudited interim financial statements include all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company’s management, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended June 30, 2005. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full year.

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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

2. STOCK-BASED COMPENSATION

At March 31, 2006, the Company had one stock-based employee compensation plan, which is more fully described in Note 6. Prior to July 1, 2005, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Consolidated Statement of Income for the three and nine months ended March 31, 2005, as all options granted under this plan had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and nine months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). Results for prior periods have not been restated.

For the nine months ended March 31, 2006, the fair value of the options was estimated using a binomial valuation model with the following weighted-average assumptions used: no dividend yield, weighted-average expected life of the option of 6 or 7 years, risk-free interest rate between 4.1% and 4.64%, volatility between 54.0% and 69.5%, post-vesting terminations of 1% and a sub-optimal exercise factor between 4.0 and 4.1. The weighted-average value of options granted during the nine months ended March 31, 2006 was $27.92.

As a result of adopting FASB Statement No. 123(R) on July 1, 2005, the Company’s income before income taxes for the three and nine months ended March 31, 2006 are $602 and $1,867 lower, respectively, and the net income for the three and nine months ended March 31, 2006 are $491 and $1,511 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic earnings per share for the three and nine months ended March 31, 2006 would have been $0.12 and $0.92, respectively, and diluted earnings per share for the three and nine months ended March 31, 2006 would have been $0.12 and $0.76, respectively, if the Company had not adopted FASB Statement No. 123(R), compared to reported basic earnings per share of $0.03 and $0.63, respectively, and diluted earnings per share of $0.02 and $0.61, respectively. As of March 31, 2006, the total unrecognized compensation cost related to nonvested stock awards was $10,952 and the related weighted-average period over which it is expected to be recognized is approximately 3.36 years.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to options granted

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

under the Company’s stock option plan during the three and nine months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants during the nine months ended March 31, 2005: no dividend yield, weighted-average expected life of the option of between 3 and 7 years, risk-free interest rate of between 3.40% and 4.46%, and volatility between 72.2% and 75.0% for all grants. The weighted-average value of options granted during the nine months ended March 31, 2005 was $14.71.

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Net income available to common stockholders, as reported	$1,768	$5,174
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect applied using the provisions of FASB 123	(1,092)	(3,492)

Pro forma net income available to common stockholders	$676	$1,682

Pro forma earnings per share:
Basic – as reported	$0.39	$1.16
Basic – pro forma	$0.15	$0.38

Diluted – as reported	$0.27	$0.81
Diluted – pro forma	$0.13	$0.33

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

The series A preferred stock provides for an initial annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary of issuance. The series A preferred stock is convertible into the Company’s common stock at a price of $11.50 per share of common stock, or an aggregate of 6,956,522 shares of the Company’s common stock.

The series A preferred stock may be redeemed at the Company’s option subsequent to the fourth anniversary of its issuance, subject to certain conditions. After the tenth anniversary of the issuance of the series A preferred stock, each holder of shares of series A preferred stock may require the Company to redeem all or a part of that holder’s shares of series A preferred stock.

4. BUSINESS ACQUISITIONS

On March 7, 2005, the Company acquired all of the outstanding stock of Pharmaceutical Care Network, a California corporation, from the California Pharmacists Association (the “PCN Acquisition”). The aggregate purchase price of the PCN Acquisition was $13,000 in cash. In addition, the Company has agreed to pay the California Pharmacists Association (“CphA”) earn-outs, as additional purchase price, up to $30,000 over a period of three years if certain financial and performance targets are achieved. As of March 31, 2006, the financial and performance targets have not been achieved. The funds for the payment of the purchase price in connection with the PCN Acquisition were obtained out of the Company’s working capital and the JPMorgan credit facility (See Note 5). The PCN operations complement the Company’s business while strengthening the Company’s presence in the California marketplace as well as in the managed Medicaid market.

In addition to the $13,000 purchase price for the PCN Acquisition, there were $561 of acquisition related expenses incurred by the Company. Of the $13,000, $10,500 was paid to CPhA and certain of PCN’s current and former employees who participated in its Long Term Incentive Plan, and $2,500 was deposited into escrow to secure CPhA’s obligations under the purchase agreement. At the time of the acquisition, PCN had approximately $30,942 of assets

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

which included $16,711 of cash, $2,734 of restricted cash, $3,204 of accounts receivable, $6,090 of rebates receivable, $1,139 of other assets, and $1,064 of property and equipment. They also had approximately $27,040 of liabilities which included $26,848 of claims and accounts payable, $97 of other current liabilities and $95 of other long-term liabilities. As a result of the PCN Acquisition, $2,842 of severance and exit costs have been accrued as of March 31, 2006, with $1,223 recorded as a deferred tax asset and $1,619 recorded as additional goodwill. Of this amount, $1,315 was paid as of March 31, 2006. The acquisition was accounted for under the purchase method of accounting and the results of PCN’s operations were included in the consolidated financial statements commencing as of the closing date of the PCN Acquisition. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $11,957, which consists of the following components: “know how” and computer software valued at $870, which will be amortized over ten (10) years, customer relationships valued at $380, which will be amortized over ten (10) years, and goodwill of $10,707, which will not be amortized for book purposes per SFAS 142.

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

On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy (“PPRX”), Portland Professional Pharmacy Associates (“PRXA”, and together with PPRX, “PPP” or “NMHC Ascend”) and the individual shareholders (the “PPP Shareholders”) to purchase all of the shares of PPP for $3,150 (the “PPP Acquisition”). PPP provides specialty-pharmacy services in a broad range of areas, including women’s health, pediatric care, men’s health and transplant. In addition, the Company agreed to pay to the PPP Shareholders up to $7,000 over a three-year period if the PPP business achieved certain financial targets. At the Company’s sole discretion, as much as 50% of the $7,000 can be paid in the form of Company stock. For the first year ended July 31, 2004, $716 was earned and was paid on September 15, 2004. Of this amount, $358 was paid in cash and $358 was paid in the form of the Company’s common stock (12,650 shares at $28.30 per share). For the second year ended July 31, 2005, $851 was earned and was paid on September 15, 2005. Of this amount, $426 was paid in cash and $425 was paid in the form of the Company’s common stock (17,127 shares at $24.84 per share). For the third year, through March 31, 2006, $649 has been earned and will be settled in September 2006.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

Each of PRXA and PPRX continues to operate under their respective names, and also does business under the name NMHC Ascend.

The summarized unaudited pro forma results of operations set forth below for the three and nine months ended March 31, 2005 assumes the PCN Acquisition had occurred as of the beginning of these periods.

Three Months Ended March 31, 2005
Revenue	$212,965
Net income	$2,486
Net income available to common Stockholders	$989
Earnings per common share:
Basic	$0.22
Diluted	$0.19
Pro forma weighted-average number of Common shares outstanding:
Basic	4,584
Diluted	5,167

Nine Months Ended March 31, 2005
Revenue	$628,672
Net income	$8,604
Net income available to common Stockholders	$4,104
Earnings per common share:
Basic	$0.92
Diluted	$0.72
Pro forma weighted-average number of Common shares outstanding:
Basic	4,468
Diluted	12,090

For proforma purposes during the three months ended March 31, 2005, all of the Company’s redeemable convertible preferred stock issued to New Mountain Partners, L.P. was excluded from the diluted earnings per share calculation because its inclusion would have been anti-dilutive.

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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

The change in the carrying amount of goodwill for the nine months ended March 31, 2006 is as follows:

Balance as of June 30, 2005	$99,710
PCN acquisition	(71)
PCN additional consideration earned	(236)
PPP additional consideration earned	705

Balance as of March 31, 2006	$100,108

Approximately $81,740 of the Company’s March 31, 2006 goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

Acquired intangible assets subject to amortization consisted of the following:

	March 31, 2006		June 30, 2005
Asset Class	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	$5,326	$2,968	$5,296	$2,410
Non-compete agreements	220	188	220	156
Employment agreements	186	152	186	133
Trade name	100	60	100	37
Company know how	1,422	666	1,422	537

	$7,274	$4,034	$7,224	$3,273

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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

The JPMorgan credit facility is secured by the Company’s consolidated assets. The JPMorgan credit facility requires the Company to be in compliance with financial and other covenants. The three defined financial covenants include: consolidated net worth; consolidated fixed charge ratio; and consolidated debt to EBITDA ratio. The Company was in compliance with all covenants at March 31, 2006 as set forth in the credit agreement in connection with the credit facility.

6. STOCK OPTIONS

During the nine months ended March 31, 2006, the Company granted stock options under the 1999 Stock Option Plan, as amended (the “Plan”). The options granted during this period are exercisable at prices ranging from $24.01 to $32.22 and terminate seven or ten years from the grant date. The total number of shares of common stock of the Company reserved by the Company for issuance under the Plan is 4,850,000 plus an indeterminable number of shares of common stock of the Company issuable pursuant to the anti-dilution provisions of the Plan or upon the exercise of “reload options.” There are no options outstanding that contain the “reload” provision. There are 1,057,751 options issuable under the Plan as of March 31, 2006. The following table summarizes information about stock option activity for the nine months ended March 31, 2006:

	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding options at June 30, 2005	1,441,213	$16.52
Canceled	(180,546)	22.18
Granted	621,938	27.92
Exercised	(440,909)	10.62

Outstanding options at March 31, 2006	1,441,696	$22.68

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

The following table summarizes information about stock options outstanding at March 31, 2006:

	Outstanding			Exercisable
Option Price Range	Number of Shares	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Shares	Weighted- average Exercise Price
$ 7.19 to $10.78	231,127	1.63 years	$9.19	226,744	$1.62
$ 10.79 to $16.20	126,464	2.76 years	$12.80	87,285	$2.86
$ 16.21 to $24.30	249,532	7.89 years	$21.88	39,243	$6.59
$ 24.31 to $36.50	834,347	8.20 years	$28.15	110,053	$4.84
$ 36.51 to $36.66	226	3.14 years	$36.66	76	$3.14

$ 7.19 to $36.66	1,441,696	6.62 years	$22.68	463,401	$3.04

7. EARNINGS PER SHARE

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended March 31,
	2006	2005
Basic	5,199,596	4,583,773
Effect of assumed exercise of employee stock options	102,220	583,197
Effect of assumed conversion of redeemable convertible preferred stock	—	6,956,522

Diluted weighted average number of shares outstanding	5,301,816	12,123,492

	Nine Months Ended March 31,
	2006	2005
Basic	5,110,846	4,468,227
Effect of assumed exercise of employee stock options	157,560	664,938
Effect of assumed conversion of redeemable convertible preferred stock	—	6,956,522

Diluted weighted average number of shares outstanding	5,268,406	12,089,687

Accounting principles generally accepted in the United States requires all anti-dilutive securities, including convertible preferred stock, to be excluded from the diluted earnings per share calculation. For the three and nine months ended March 31, 2006, all of the Company’s redeemable convertible preferred stock issued to New Mountain Partners, L.P. was excluded

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

from the diluted earnings per share calculation because its inclusion would have been anti-dilutive. If the Company was to include the assumed conversion of redeemable convertible preferred stock during the three and nine months ended March 31, 2006, the Company would have added 6,956,522 equivalent shares of redeemable convertible preferred stock to the basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the nine months ended March 31, 2006, 17,730 shares of restricted stock were granted to certain employees. The shares of the restricted stock have a 4-year cliff vesting feature. Share-based compensation expense related to all restricted stock awards outstanding during the nine months ended March 31, 2006 was approximately $46. As of March 31, 2006, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was approximately $424, and the related weighted-average period over which it is expected to be recognized is approximately 3.61 years. No restricted shares vested during the nine months ended March 31, 2006.

8. RELATED PARTY TRANSACTIONS

The Company receives certain services from a former Chairman of the Board, James Bigl, as per a consulting agreement signed at the end of his employment with the Company. Mr. Bigl resigned as Chairman of the Board on March 13, 2006 but the consulting agreement will continue until August 31, 2006. During the three months ended March 31, 2006 and 2005, $31 was paid under this agreement. During the nine months ended March 31, 2006 and 2005, $95 and $74, respectively, were paid under this agreement.

In addition, the Company rents two houses from Living in Style, LLC, an entity owned partially by an executive officer and a former Chairman of the Board. During the three months ended March 31, 2006 and 2005, $36 and $34, respectively, were paid for the rent of these two houses. During the nine months ended March 31, 2006 and 2005, $109 and $104, respectively, were paid for the rent of these two houses.

9. MAJOR SPONSORS AND PHARMACIES

For the three and nine months ended March 31, 2006, approximately 15% of the Company’s gross dollar value of all prescriptions filled by the Company was from Mohawk Valley Physicians’ Health Plan, Inc. (“MVP”), a sponsor administering multiple plans. For the nine months ended March 31, 2006, approximately 11% of gross dollar value of all prescriptions filled by the Company was from another sponsor administering multiple plans. For the three and nine months ended March 31, 2005, approximately 18% and 19%, respectively, of the gross dollar value of all prescriptions filled by the Company was from MVP. Amounts due from these sponsors approximated $11,873 as of March 31, 2006.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

On May 4, 2006, MVP notified the Company of its intention to not renew its contract which expires December 31, 2006.

For the three and nine months ended March 31, 2006, no pharmacy chain accounted for more than 10% of the total cost of claims.

For the three and nine months ended March 31, 2005, approximately 11% of the cost of claims was from one pharmacy chain.

10. SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2006 and 2005, the Company paid $340 and $492 in interest, and $1,079 and $1,543 in income taxes, respectively. During the nine months ended March 31, 2006, the Company financed $569 of capital expenditures through its trade payables.

11. LITIGATION

From time to time, the Company has been and may become defendant in, or a party to, pending or threatened legal actions, claims or proceedings incident to the ordinary course of our business which, in some cases, seek substantial monetary damages from, or other forms of relief, against the Company. The Company has established reserves to cover a current litigation and believes that the outcome of this matter, individually or in aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING INCOME

($ in thousands)

Three months ended March 31,

	2006	Increase/ (Decrease)	2005
Revenue	$215,717	8.2%	$199,342
Cost of claims	193,959	9.5%	177,150

Gross profit	21,758	(2.0)%	22,192
Selling, general and administrative expenses	19,308	16.1%	16,629

Operating Income	$2,450	(56.0)%	$5,563

OPERATING INCOME

($ in thousands)

Nine months ended March 31,

	2006	Increase/ (Decrease)	2005
Revenue	$651,402	11.4%	$584,734
Cost of claims	581,742	11.7%	520,940

Gross profit	69,660	9.2%	63,794
Selling, general and administrative expenses	56,897	16.8%	48,699

Operating Income	$12,763	(15.4)%	$15,095

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue increased $16.4 million, or 8.2%, from $199.3 million for the three months ended March 31, 2005, to $215.7 million for the three months ended March 31, 2006. Revenue recognized for contracts recorded on a gross revenue basis was $197.6 million for the three months ended March 31, 2005 and $212.8 million for the three months ended March 31, 2006. Revenue recognized for contracts recorded on a net revenue basis was $1.7 million for the three months ended March 31, 2005 and $2.9 million for the three months ended March 31, 2006. The specific terms of the contracts that we enter into with our sponsors will determine whether we recognize the gross revenue related to the cost of the prescriptions filled (see Critical Accounting Policies and Estimates – Revenue Recognition). For those contracts on which we recognize net revenue, gross profit is equal to the net revenue since neither the prescription revenue nor the related costs of the prescriptions are recorded. Regardless of whether revenues are recorded on either a gross or net basis, we record the gross amount billed in accounts receivable and the related claims payable to the pharmacies on the balance sheet. We include in revenue only those

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

co-payments collected in our mail service facility in Miramar, Florida. For the three months ended March 31, 2006, there was $4.7 million of co-payments included in revenue versus $4.3 million for the three months ended March 31, 2005. Co-payments retained by pharmacies on prescriptions filled for our members and not included in our revenue were $74.9 million and $82.5 million, for the three months ended March 31, 2005 and 2006, respectively.

The $16.4 million increase in revenue during the three months ended March 31, 2006 was primarily attributable to the inclusion of $17.5 million of revenue generated by Pharmaceutical Care Network, or PCN, which we acquired during the quarter ended March 31, 2005 offset by a decrease in revenue of $1.1 million from other sources. This $1.1 million decrease is primarily comprised of a) $13.5 million reduction in revenue related to the termination of existing sponsor contracts, b) $0.7 million increase in credit memos issued to various customers ($0.5 million of which was issued to one customer), c) $13.2 million increase in revenue related to new sponsors or new services offered by us, excluding contracts recorded on a net revenue basis, and d) $0.1 million reduction in revenue from existing sponsors related to, among other things, higher costs for pharmaceuticals, availability of new drugs, plan participant growth and an increase in the average number of claims per plan participant.

The $16.8 million increase in cost of claims during the three months ended March 31, 2006 was primarily attributable to the inclusion of $15.9 million of costs of claims incurred by PCN which we acquired during the quarter ended March 31, 2005 in addition to an increase in costs of claims of $0.9 million from other sources. This $0.9 million increase is primarily comprised of a) $12.7 million reduction in costs of claims related to the termination of existing sponsor contracts, b) $0.5 million write-down of obsolete inventory from our mail service facility in Miramar, Florida, c) $13.0 million increase in costs of claims related to the activity of new sponsors, and d) $0.1 million increase in costs of claims related to the growth in existing sponsors. Based on the above mentioned items as well as general competitive pricing pressures, cost of claims as a percentage of revenue, increased from 88.9% to 89.9% for the three months ended March 31, 2005 and March 31, 2006, respectively.

Gross profit decreased $0.4 million, or 2.0%, from $22.2 million for the three months ended March 31, 2005 to $21.8 million for the three months ended March 31, 2006. Gross profit, as a percentage of revenue, decreased from 11.1% to 10.1% for the three months ended March 31, 2005 and March 31, 2006, respectively. The decrease is primarily attributable to general competitive pricing pressures which have led to a decline in some prices that we charge our sponsors as well as the issuance of credit memos to certain customers and the write-down of obsolete inventory as noted above.

Selling, general and administrative expenses increased $2.7 million, or 16.1%, from $16.6 million for the three months ended March 31, 2005 to $19.3 million for the three months ended March 31, 2006. The acquisition of PCN and compensation expense related to the expensing of employee stock options accounted for $0.8 million and $0.6 million of this increase, respectively. The expensing of employee stock options was required to be included in our selling, general and administrative expenses beginning July 1, 2005. The remainder of the increase was primarily due to a $0.7 million reduction in internally developed software and the corresponding capitalized salaries which caused an increase in employee compensation expense and $0.3 million for severance payments accrued to former employees.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

Selling, general and administrative expenses as a percent of revenue increased from 8.3% for the three months ended March 31, 2005 to 9.0% for the three months ended March 31, 2006.

Other income, net increased $0.4 million from an expense of $28,000 to other income of $0.4 million. The net increase in other income was primarily due to $0.2 million of interest income earned on overnight investments that began during June 2005 as well as $0.1 million of interest earned on advances of rebates to an unrelated third party. The net increase in other income was also caused by a decrease in interest expense as well as our improved cash position and higher interest rates.

Income before the provision for income taxes decreased $2.7 million, or 48.7%, from $5.6 million for the three months ended March 31, 2005, to $2.8 million for the three months ended March 31, 2006. The primary factor leading to this decrease in income before the provision for income taxes was the $0.4 million decrease in our gross profit and the $2.7 million increase in our selling, general and administrative expenses, primarily related to the PCN acquisition and the initial expensing of employee stock options. This decrease was partially offset by the $0.4 million increase in other income, net.

The effective tax rate was 42.7% for the three months ended March 31, 2006, as compared to 41.0% for the three months ended March 31, 2005. The increase in the effective tax rate for the three months ended March 31, 2006 was the result of the expensing of employee incentive stock options in accordance with FASB Statement No. 123(R). This compensation expense for incentive stock options, which is not deductible for tax purposes, increased our effective tax rate by 2.92%. The current estimated tax rate for the full 2006 fiscal year is 42.7%.

Net income decreased $1.6 million, or 50.1%, from $3.3 million for the three months ended March 31, 2005, to $1.6 million for the three months ended March 31, 2006. The decrease in net income was primarily attributable to the increase in our selling, general and administrative expenses and the decrease in our gross profit, net of the increase in the other income, net.

In addition, there were two charges against net income available to common stockholders related to the New Mountain Transaction (See Note 3 of Part 1, Item 1). The first of these charges relates to the series A preferred stock cash dividends, which amounted to $1.4 million for both the three months ended March 31, 2006 and 2005. The series A preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80 million), which decreases to 3.5% after the fifth anniversary of issuance. The dividends of $1.4 million represent the amount accrued and paid for both in the three months ended March 31, 2006 and 2005. The second charge is for the accretion of transaction expenses which was $0.1 million for both the three months ended March 31, 2006 and March 31, 2005.

After deducting these two charges from net income, there remained net income available to common stockholders of $0.1 million for the three months ended March 31, 2006, as compared to $1.8 million for the three months ended March 31, 2005.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

Revenue increased $66.7 million, or 11.4%, from $584.7 million for the nine months ended March 31, 2005, to $651.4 million for the nine months ended March 31, 2006. Revenue recognized for contracts recorded on a gross revenue basis was $580.5 million for the nine months ended March 31, 2005 and $643.7 million for the nine months ended March 31, 2006. Revenue recognized for contracts recorded on a net revenue basis was $4.2 million for the nine months ended March 31, 2005 and $7.7 million for the nine months ended March 31, 2006. The specific terms of the contracts that we enter into with our sponsors will determine whether we recognize the gross revenue related to the cost of the prescriptions filled (see Critical Accounting Policies and Estimates – Revenue Recognition). For those contracts on which we recognize net revenue, gross profit is equal to net revenue since neither the prescription revenue nor the related costs of the prescriptions are recorded. Whether revenues are recorded on either a gross or net basis, we record the gross amount billed in accounts receivable and the related claims payable to the pharmacies on the balance sheet. We include in revenue only those co-payments collected in our mail service facility in Miramar, Florida. For the nine months ended March 31, 2006, there was $13.9 million of co-payments included in revenue versus $10.8 million for the nine months ended March 31, 2005. Co-payments retained by pharmacies on prescriptions filled for our members and not included in our revenue were $243.0 million and $203.6 million, for the nine months ended March 31, 2006 and 2005, respectively.

The $66.7 million increase in revenue during the nine months ended March 31, 2006 was primarily attributable to the inclusion of $56.4 million of revenue generated by PCN which we acquired during the quarter ended March 31, 2005 as well as an increase in revenue of $10.3 million from other sources. This $10.3 million increase is primarily comprised of a) $49.3 million reduction in revenue related to the termination of existing sponsor contracts, b) $0.8 million increase in credit memos issued to various customers ($0.5 million of which was issued to one customer), c) $47.2 million increase in revenue related to new sponsors or new services offered by us, excluding contracts recorded on a net revenue basis, and d) $13.2 million of revenue from existing sponsors related to, among other things, higher costs for pharmaceuticals, availability of new drugs, plan participant growth and an increase in the average number of claims per plan participant.

The $60.8 million increase in cost of claims during the nine months ended March 31, 2006 was primarily attributable to the inclusion of $49.7 million of costs of claims incurred by PCN which we acquired during the quarter ended March 31, 2005 as well as an increase in costs of claims of $11.1 million from other sources. This $11.1 million increase is primarily comprised of a) $46.4 million reduction in costs of claims related to the termination of existing sponsor contracts, b) $0.5 million write-down of obsolete inventory from our mail service facility in Miramar, Florida, c) $46.1 million increase in costs of claims related to the activity of new sponsors, and d) $10.9 million increase in costs of claims related to the growth in existing sponsors. As a percentage of revenue, cost of claims increased from 89.1% to 89.3% for the nine months ended March 31, 2005 and 2006, respectively.

Gross profit increased $5.9 million, or 9.2%, from $63.8 million for the nine months ended March 31, 2005 to $69.7 million for the nine months ended March 31, 2006. PCN accounted for $6.7 million of this increase, while another $3.0 million of incremental gross profit was generated by our expanding mail service and specialty operations. These increases were partially offset by a $0.7 million decrease in the amount of rebates we retained during the nine months

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

ended March 31, 2006 as compared to the nine months ended March 31, 2005. General competitive pricing pressures which have led to a decline in some prices that we charge to our sponsors as well as the issuance of credit memos to certain customers and the write-down of obsolete inventory as noted above have had the effect of partially offsetting the increases in gross profit. Gross profit, as a percentage of revenue, decreased from 10.9% to 10.7% for the nine months ended March 31, 2005 and 2006, respectively.

Selling, general and administrative expenses increased $8.2 million, or 16.8%, from $48.7 million for the nine months ended March 31, 2005 to $56.9 million for the nine months ended March 31, 2006. The acquisition of PCN and compensation expense related to the expensing of employee stock options accounted for $5.0 million and $1.9 million of this increase, respectively. The expensing of employee stock options was required to be included in our selling, general and administrative expenses beginning July 1, 2005. The remainder of the increase was primarily due to $1.0 million incurred for new operating leases as well as $0.3 million for severance payments accrued to former employees.

Selling, general and administrative expenses as a percent of revenue increased from 8.3% for the nine months ended March 31, 2005 to 8.7% for the nine months ended March 31, 2006.

Other income, net decreased $0.6 million, or 44.0%, from $1.4 million for the nine months ended March 31, 2005 to $0.8 million for the nine months ended March 31, 2006. The primary component of the $0.6 million decrease in other income was the recognition of a non-recurring gain of $1.7 million from an insurance claim which represented the excess of the insurance proceeds over the carrying value of the assets covered by the claim during the nine months ended March 31, 2005. This item was partially offset by higher cash balances due to increased cash flow from operations which resulted in an increase in interest income during the nine months ended March 31, 2006. In addition, we aggregate rebates for an unrelated third party and charge such third party interest on advances we make to them for their rebates. For the nine months ended March 31, 2006, we earned $0.5 million in interest income from this unrelated third party.

Income before the provision for income taxes decreased $2.9 million, or 17.9%, from $16.5 million for the nine months ended March 31, 2005 to $13.5 million for the nine months ended March 31, 2006. The primary factor leading to this decrease in income before the provision for income taxes was the decrease in other income, net which included, as described above, the recognition of a non-recurring gain of $1.7 million related to an insurance claim during the nine months ended March 31, 2005. The increase in selling, general and administrative expenses, primarily related to the PCN acquisition and the initial expensing of employee stock options also contributed to the decrease in income before the provision for income taxes. This decrease was partially offset by the increase in our gross profit.

The effective tax rate was 42.7% for the nine months ended March 31, 2006, as compared to 41.0% for the nine months ended March 31, 2005. The increase in the effective tax rate for the nine months ended March 31, 2006 was the result of the expensing of employee incentive stock options in accordance with FASB Statement No. 123(R). This compensation expense for incentive stock options, which is not deductible for tax purposes, increased our effective tax rate by 2.92%. The tax rate of 42.7% represents our current estimated tax rate for the full 2006 fiscal year.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

Net income decreased $2.0 million, or 20.1%, from $9.7 million for the nine months ended March 31, 2005 to $7.8 million for the nine months ended March 31, 2006. The decrease in net income was primarily attributable to the non-recurring after-tax gain of $1.0 million described above related to an insurance claim during the nine months ended March 31, 2005, as well as a $1.5 million compensation charge, net of its income tax benefit, related to the expensing of employee incentive stock options, beginning July 1, 2005, in accordance with FASB Statement No. 123(R). This decrease was further caused by the increase in our selling, general and administrative expenses, net of the increase in our gross profit.

In addition, there were two charges against income available to common stockholders related to the New Mountain Transaction (See Note 3 of Part 1, Item 1). The first of these charges relates to the series A preferred stock cash dividends, which amounted to $4.2 million for both the nine months ended March 31, 2006 and 2005. The series A preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80 million), which decreases to 3.5% after the fifth anniversary of issuance. The dividend of $4.2 million represents the amount accrued and paid for both the nine months ended March 31, 2006 and 2005. The second charge is for the accretion of transaction expenses which were $0.4 million for both the nine months ended March 31, 2006 and 2005.

After deducting these two charges from net income, there remained net income available to common stockholders of $3.2 million for the nine months ended March 31, 2006, as compared to $5.2 million for the nine months ended March 31, 2005.

Liquidity and Capital Resources

Our primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable and inventory in our mail service and specialty pharmacy facilities. Also, we require cash to execute our strategy of pursuing acquisitions of other PBM companies or of companies providing related services. We have now acquired seven companies since July 2000 utilizing primarily cash. This has had the effect of increasing our working capital deficits until sufficient profitability is earned to offset these deficits. As of March 31, 2006, we had a working capital deficit of $11.7 million as compared to a working capital deficit of $24.4 million as of June 30, 2005. The primary reason for the improvement in working capital was the profits we generated during the nine months ended March 31, 2006.

We have a banking structure resulting in certain disbursement accounts carrying negative book balances of $29.2 million and $8.3 million at March 31, 2006 and June 30, 2005, respectively, which are reclassified to claims payable and accounts payable. This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not yet been satisfied. No bank overdraft or unsecured short-term loan exists in relation to these negative balances.

Net cash provided by operating activities was $7.3 million for the nine months ended March 31, 2006, as compared to net cash provided by operating activities of $4.5 million for the nine months ended March 31, 2005. This increase of $2.8 million in net cash provided by operating activities was primarily the result of a $13.0 million increase in trade and other payables, a $27.3 million reduction in accounts receivable through our improved collection efforts during the nine

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

months ended March 31, 2006 and $1.9 million relating to the expensing of employee stock options. These increases were partially offset by an $11.8 million decrease in claims payable to pharmacies, a $15.4 million increase in rebates receivable from manufacturers, an $8.6 million decrease in rebate payable to sponsors and a $1.2 million increase relating to the excess tax benefits from the exercising of stock options in accordance with FASB Statement No. 123(R). The increase was further offset by $2.4 million of net cash used in operating activities from various operating assets and liabilities.

Historically, the timing of our accounts receivable and accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan sponsors on the one hand, and our pharmacy network on the other hand. These terms generally lead to our payments to participating pharmacies being slower than its corresponding collections from plan sponsors. We believe that this situation is not unusual in the pharmacy benefit management industry and expect to operate on similar terms for the foreseeable future. Further, the timing of our rebates receivable and rebates payable has also been a net source of cash from operating activities. This is the result of the terms of trade in place with plan sponsors on the one hand, and drug manufacturers on the other hand. These terms generally lead to our payments of rebates to our sponsors being slower than its corresponding collections from drug manufacturers. We believe that this situation is not unusual in the pharmacy benefit management industry and expect to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future and, if they were to change materially, we could require additional working capital financing. Furthermore, if such terms of trade were to change materially, and/or if we were unable to obtain additional working capital financing, there could be a material adverse effect on our business, financial condition, or results of operations.

Historically, our accounts receivable have increased at a rate faster than revenue because there are certain contracts, such as our Preferred Partnership Program, in which, in general, we bill these pass-through sponsors on a gross revenue basis but only recognize their revenue on a net basis. The primary factor that leads to recognizing net revenue on these Preferred Partnership Program contracts is that the amount that we earn is fixed. Under the Preferred Partnership Program contracts, which, in general, are full pass-through contracts, we receive a fixed charge per claim and a small fixed percentage of the rebates subject to minimums; and all other pharmacy costs are charged to the plan sponsor. The entire amount paid to the pharmacy is billed to the plan sponsor, and there is no margin retained by us.

Net cash used in investing activities was $6.0 million for the nine months ended March 31, 2006, as compared to net cash used in investing activities of $1.6 million for the nine months ended March 31, 2005. This increase of $4.4 million in net cash used in investing activities was primarily the result of a $1.6 million increase in capital expenditures along with $3.2 million of cash generated from the PCN acquisition in March 2005. The PCN cash balance at the closing date, March 7, 2005, was reported as a $3.2 million source of cash, or cash provided by investing activities, calculated by subtracting the $13.5 million acquisition price and related costs from the $16.7 million of cash acquired. These increases were partially offset by a $0.4 million decrease in the cash provided by other investing activities.

Net cash provided by financing activities was $1.7 million for the nine months ended March 31, 2006, as compared to net cash used in financing activities of $1.7 million for the nine months

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

ended March 31, 2005. This increase of $3.4 million was the result of a $1.4 million increase in proceeds from the exercise of employee stock options and a reduction of $0.3 million in the repayment of capital lease obligations during the nine months ended March 31, 2006 as all but two of our capital leases have expired. The increase was further caused by a $1.2 million cash inflow during the nine months ended March 31, 2006, which represented the excess tax benefit from the exercise of employee stock options in accordance with FASB Statement No. 123(R). The remainder of the increase was attributable to $0.5 million of net cash provided by other financing activities.

On January 28, 2005, we entered into a five-year $65.0 million cash flow based, line of credit with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. (“JPMorgan”). Subject to certain conditions, including the consent of existing lenders, the new line of credit may be increased by an aggregate of $35.0 million. The JPMorgan credit facility contains various covenants that, among other things, require us to maintain certain financial ratios, which are consolidated net worth, consolidated fixed charge ratio and consolidated debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. As of March 31, 2006, there was no principal balance outstanding under the JPMorgan credit facility, and we were in compliance with all of our financial covenants as set forth in the credit agreement in connection with the JPMorgan credit facility.

Two of these financial covenants are based upon the EBITDA generated by us over specified periods of time. These covenants, consolidated fixed charge ratio and consolidated debt to EBITDA ratio, are evaluated by JPMorgan as a measure of our liquidity and our ability to meet all of our obligations under the credit facility. EBITDA is presented as cash flow from operations plus or minus the net changes in assets and liabilities and the changes in certain non-cash reconciling items from net cash from operations to net income over the reported periods. While EBITDA is not a measure of financial performance or liquidity under United States generally accepted accounting principles, it is provided as information for investors for analytical purposes in light of the financial covenants referred to above. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with United States generally accepted accounting principles. EBITDA, which decreased by $3.4 million or 15.8%, from $21.5 million for the nine months ended March 31, 2005 to $18.1 million for the nine months ended March 31, 2006, is calculated as follows (see Consolidated Statement of Cash Flows comprising Item 1 hereof for more details):

	Nine Months Ended March 31,
	2006	2005
Cash flow from operations	$7,289	$4,450
Provision for income taxes	5,777	6,765
Interest (income) expense, net	(807)	373
Net change in assets and Liabilities	8,461	11,531
Non-cash items to reconcile net cash from operations to net income	(2,578)	(1,565)

EBITDA	$18,142	$21,554

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

We have entered into various capital lease transactions for hardware and software. We have also assumed various capital leases through our acquisitions. As of March 31, 2006, there are two capital leases remaining in effect.

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

The total future payments under these contractual obligations as of March 31, 2006, are as follows:

Contractual Obligations

	Payments Due by Period ($ in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Capital Lease Obligations	$24	$24	$—	$—	$—
Operating Leases	20,200	6,988	7,799	3,236	2,177
Sale-leaseback	210	105	105	—	—

Total Contractual Cash Obligations	$20,434	$7,117	$7,904	$3,236	$2,177

The shareholders of PCN are eligible to receive additional consideration of up to $30.0 million, if certain financial and performance targets are met over the three year period beginning March 1, 2005. As of March 31, 2006, the financial and performance targets have not been achieved.

The shareholders of the Inteq Group were eligible to receive additional consideration of up to $4.2 million, if certain financial targets were met during the year ended April 1, 2005. Of this potential amount, $3.0 million was deposited in escrow at the time of closing. As of March 31, 2006, $1.0 million was earned and released from escrow, with the balance of $2.0 million being returned to us.

The shareholders of PPP are eligible to receive additional consideration of up to $7.0 million, if certain financial targets are met over the three year period beginning August 1, 2003. Such amounts earned are payable within 45 days after the first, second, and third anniversary of the date of acquisition. In the sole discretion of NMHC, up to 50% of any amounts earned can be paid in the form of our stock in lieu of cash. For the year ended July 31, 2004, $716,000 has been earned and was paid on September 15, 2004. Of this amount, $358,000 was paid in cash and $358,000 was satisfied by the issuance of 12,650 shares of our common stock. For the year ended July 31, 2005, $851,000 has been earned and was paid on September 15, 2005. Of this amount, $426,000 was paid in cash and $425,000 was satisfied by the issuance of 17,127 shares of our common stock. As of March 31, 2006, $649,000 has been accrued as additional purchase price and will be settled in September 2006.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

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

The series A preferred stock provides for an initial annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary of issuance. The series A preferred stock is convertible into common stock at a price of $11.50 per share of common stock, or an aggregate of 6,956,522 shares of our common stock.

The series A preferred stock may be redeemed at our option subsequent to the fourth anniversary of its issuance, subject to certain conditions. After the tenth anniversary of the issuance of the series A preferred stock, each holder of shares of series A preferred stock may require us to redeem all or a part of that holder’s shares of series A preferred stock.

We anticipate that current cash positions and available credit facilities, after our seven acquisitions together with anticipated cash flow from operations, will be sufficient to satisfy our contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of our stated goals to acquire other pharmacy benefit management companies and companies providing related services. Depending on our evaluation of future acquisitions, additional cash may be required to complete these acquisitions. In addition, we will require cash to acquire additional inventory for our mail service and specialty distribution divisions to service our expanding operations. In the event that our plans change or our assumptions prove to be inaccurate, or our cash on hand together with the proceeds from the new revolving credit facility prove to be insufficient to fund operations and acquisitions, we could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to us, if at all.

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

We believe that of our significant accounting policies (See Note 1 to the Consolidated Financial Statements comprising Item 8 of Form 10-K for the year ended June 30, 2005), the following may involve a higher degree of judgment and complexity than others:

Revenue Recognition

(a)	Since January 1, 2000, primarily all services provided by NMHC have been on a fee for service basis. Under the fee for service arrangement, we are paid by our sponsors for our contractually agreed upon rates based upon actual claims adjudicated, plus a fixed transaction fee.

Revenue under the fee for service arrangement is recognized when the claims are adjudicated. Included as revenue are our administrative fees and charges relating to pharmaceuticals dispensed by our network of pharmacies. Revenue is reduced by the amount of rebates paid to our sponsors.

(b)	The specific terms of the contracts that we enter into with our sponsors will determine whether we recognize the gross revenue related to the cost of the prescriptions filled. There are several factors from EITF 99-19 that led us to recognize the majority of our revenue on a gross basis. These include: we act as a principal and not an agent and are the primary obligor in the relationship among the pharmacies, the sponsors and NMHC, we have credit risk, we have certain latitude in establishing price, and we have discretion in supplier selection. In certain cases, primarily because the amount we earn is fixed, we have not recognized the gross revenue or cost related to prescriptions filled for a specific

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

sponsor. This has no impact on our gross profit since neither the prescription revenue nor the related cost of the prescriptions is recorded. Whether revenues are recorded on either a gross or net basis, we record the gross amount billed in accounts receivable and the related claims payable to the pharmacies on the balance sheet.

(c)	We include in revenue only those co-payments collected from individual members by our mail service facility in Miramar, Florida. Co-payments retained by pharmacies on the remainder of the prescriptions filled for our members are not included in our reported revenue. We disclose these amounts parenthetically on the face of our Consolidated Statement of Income.

(d)	We recognize revenue at the point of shipment by our mail service facility in Miramar, Florida for the “sale” of the prescription to us at specified prices. Revenue from this intercompany sale is eliminated in consolidation. We recognize co-payment revenue from our mail service facility in Miramar, Florida upon collection.

(e)	We recognize revenue and co-payment revenue at the point of shipment by our specialty facility in Portland, Maine.

(f)	Rebates are recognized when we are entitled to them in accordance with the terms of our arrangements with drug manufacturers, third party rebate administrators, and sponsors, and when the amount of the rebates is determinable. We record the gross rebate receivable and the appropriate payable to the sponsors based on estimates, which are subject to final settlement. We periodically review and revise the estimates of the rebate receivables and payables that are still outstanding to determine the reasonableness of the initial recording. The estimates are based upon the claims submitted and our rebate experience, and are adjusted as additional information becomes available.

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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

Cash

We have a banking structure resulting in certain disbursement accounts carrying negative book balances of $29.2 million and $8.3 million at March 31, 2006 and June 30, 2005, respectively, which are reclassified to claims payable and accounts payable. This reclassification restores balances to cash and current liabilities for liabilities to our vendors which have not yet been satisfied. No bank overdraft or unsecured short-term loan exists in relation to these negative balances.

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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods required. They include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management in order to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, chiefly our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2006. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in this period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of NMHC (2)

3.2	Certificate of Amendment to the Certificate of Incorporation of NMHC (5)

3.3	Amended and Restated Bylaws of NMHC (5)

3.4	Amended and Restated Audit Committee Charter (5)

3.5	Amendment No. 1 to Amended and Restated By-Laws of NMHC (11)

3.6	Nominating and Corporate Governance Committee Charter (6)

4.1	Form of Warrant Agreement, including form of Representatives’ Warrants (1)

4.2	Certificate of Designation, Preferences and Rights of Series A 7% Convertible Preferred Stock of NMHC (5)

10.1	Credit Agreement dated January 28, 2005 among NMHC, the Lenders party thereto and JPMorgan Chase, as Administrative Agent (7)

10.2	Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development Corporation and NMHCRx Mail Order, Inc. (3)

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

10.3	AmerisourceBergen Prime Vendor Agreement, dated July 21, 2003 between NMHCRx Mail Order, Inc. d/b/a NMHCmail and AmerisourceBergen Drug Corporation (3)

10.4	Amendment to Lease Agreement, dated as of October 23, 2003, by and among BFS Realty, LLC and National Medical Health Card Systems, Inc. (4)

10.5	Employment Agreement dated December 16, 2005 between NMHC and Stuart Diamond (10)

10.6	Form of Stock Option Agreement between NMHC and Non-Employee Directors (11)

10.7	Form of Stock Option Agreement between NMHC and Senior Executive Officers (11)

10.8	Form of Severance Agreement for Senior Executive Officers (11)

14.	Amended and Restated Code of Ethics (8)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act

(1)	Denotes document filed as an Exhibit to NMHC’s Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.
(2)	Denotes document filed as an Exhibit to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.
(3)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by reference.
(4)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K/A Amendment Number 2 for the year ended June 30, 2003 and incorporated herein by reference.
(5)	Denotes document filed as an Exhibit to NMHC’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(6)	Denotes document filed as an appendix to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on October 28, 2005 and incorporated herein by reference.
(7)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on February 3, 2005 and incorporated herein by reference.
(8)	Denotes document filed on October 28, 2004 as an exhibit to NMHC’s Definitive Proxy Statement on Schedule 14-A and incorporated herein by reference.
(9)	Denotes documents filed as an Exhibit to NMHC’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
(10)	Denotes documents filed as an Exhibit to NMHC’s Form 8-K filed on January 26, 2006 and incorporated herein by reference.
(11)	Denotes documents filed as an Exhibit to NMHC’s Form 10-Q filed for the quarter ended December 31, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
(Registrant)

Date: May 10, 2006	By:	/s/ James F. Smith
James F. Smith
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stuart Diamond
Stuart Diamond
Chief Financial Officer (Principal Financial Officer)