Form 10-K
period 2006-06-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2006-09-13
CIK 813562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 000-26749

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-2581812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

26 Harbor Park Drive,

Port Washington, NY

(Address of principal executive offices)

11050

(Zip Code)

Registrant’s telephone number, including area code: (516) 605-6625

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐.    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.    Yes  ☐.    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One): Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, as quoted on the NASDAQ National Market on December 31, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $101,150,362.

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 5,428,187 shares of common stock outstanding as of September 6, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K, which will be filed no later than October 30, 2006.

Forward Looking Statements

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the business and future financial results of the PBM and specialty pharmacy industries and other legal, regulatory and economic developments. We use words such as “may,” “could,” “estimate,” “believe,” “anticipate,” “think,” “intend,” “expect” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K.

PART I

Item 1. DESCRIPTION OF BUSINESS.

The following description of our business should be read in conjunction with the information elsewhere in this Form 10-K. References in this Form 10-K to “we,” “our,” “us,” or the “Company,” refer to NMHC.

General

We provide comprehensive pharmacy benefit management (“PBM”) services to plan clients, which include managed care organizations, local governments, unions, corporations and third party health care plan administrators through our network of licensed pharmacies throughout the United States. Our PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy claims management, specialty pharmacy claims management, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, disease information services, data access, reporting and information analysis, and physician profiling. We also provide a mail service pharmacy through our wholly-owned subsidiary, NMHCRX Mail Order, Inc. (“Mail Service”) and a specialty pharmacy program for our clients and individual patients through our wholly-owned subsidiaries, Portland Professional Pharmacy (“PPRX”) and Portland Professional Pharmacy Associates (“PPRXA”), both doing business as NMHC Ascend (“Specialty Service”). Our business model requires collaboration with retail pharmacies, physicians, pharmaceutical manufacturers and, particularly in Specialty Services, Medicare, Medicaid and other payors such as insurers. Our mission is to improve our clients’ participants’ health through the timely delivery of effective pharmaceutical care through our nationwide network of pharmacies and our own mail service and specialty pharmacies. NMHC was incorporated in the State of New York in 1981 and reincorporated in the State of Delaware in February of 2002. Our executive offices are located in Port Washington, New York.

OVERVIEW

Recent Developments

Our wholly-owned subsidiary, NMHC Group Solutions Insurance, Inc. (“NMHC Group Solutions”), has been approved by the Centers for Medicare and Medicaid Services (“CMS”) to be a prescription drug plan (“PDP”) sponsor commencing on January 1, 2007. We expect to enter into a formal agreement with CMS in the fourth quarter of 2006 to operate as a PDP sponsor. Under this contract, NMHC Group Solutions will be able to offer the PDP Medicare benefits both to individual enrollees and to employer groups wishing to contract indirectly with Part D to offer a PDP to eligible members.

As an approved PDP sponsor, we would also be able to operate as a risk-bearing entity for the individual enrollees and to employer groups. As of now, we don’t have any risk contracts.

Industry Background

In response to escalating health care costs, efforts in the health care industry have led to rapid growth in managed care and other cost containment programs. Despite these efforts, continued advances in medical technology, new drug development and increasing drug utilization have led to significant increases in health care costs. This has created a need for more efficient, cost-effective delivery and management of pharmacy services. Pharmacy benefit management companies evolved to address this need. PBMs provide the means for plan clients to deliver prescription drug benefits to their plan participants in a cost-effective manner.

Company Overview

Our clients are located throughout the United States and its territories, and include managed care organizations, local governments, unions, corporations, HMO’s, employers, worker’s compensation plans, third party health care plan administrators and federal government programs. Clients retain us to manage the prescription plans that they maintain for the benefit of their plan participants. We provide clients with a comprehensive pharmacy benefits management plan through three integrated services programs:

•	Pharmacy Benefits Management Services: Management of prescription drug programs for clients delivered through NMHC Rx.

•	Mail Services: Technology-enabled mail service pharmacy for chronic therapy medications delivered through NMHC Mail Order, Inc.

•	Specialty Services: Management of Specialty pharmacy programs include infertility, transplant, growth hormone, RSV, hepatitis C, rheumatoid arthritis, Gaucher’s disease, multiple sclerosis and oncology and are delivered through NMHC Ascend.

THE COMPANY

Pharmacy Benefits Management Services

We provide to our clients, including managed care organizations, local governments, unions, corporations, HMO’s, employers, worker’s compensation plans, third party health care plan administrators, and federal government programs, management of prescription drug programs through a wide variety of services including:

•	Claims Management

•	Pharmacy Network

•	Benefit Design Consultation

•	Drug Review & Analysis

•	Formulary Design and Disease Information Services

•	Data Access, Reporting & Information Analysis

•	Physician Profiling

•	Medicare Part D infrastructure and support services

Our pharmacy benefits management services are delivered under the name NMHCRX.

Claims Management

Claims Processing. Each client’s plan participant is issued a health card which identifies the plan participant and the client. The card may be utilized at any one of the pharmacies participating in our national pharmacy network and the client’s plan.

We allow the plan participant to purchase approved prescription drugs and the other physician-prescribed items, with the plan participant paying a deductible and/or co-payment amount, if any, to the pharmacy.

In the ordinary case, plan participants present their health card together with a physician’s prescription to a participating pharmacy. The pharmacist, using software conforming to industry standards, enters each claim into the pharmacy’s computer and the claim is electronically communicated to us for on-line real time processing. If the prescription is for a drug listed on the client’s approved drug list, our on-line claims management system will confirm that the plan participant is eligible for benefits and that the submitted claim is in conformity with the plan’s terms and conditions, and the pharmacist is advised of the appropriate co-payment and deductible, if any, to be collected from the plan participant. The on-line claims management system will also advise the pharmacist of the payment the pharmacy will receive from us. In addition, our on-line claims management system sends appropriate messages regarding preferred drugs, contraindications, or any number of other potential interventions, based upon plan participant’s existing claims history with us. The prescription is then dispensed by the pharmacist to the plan participant, who pays the appropriate co-payment and/or deductible amount and signs a signature log maintained by the participating pharmacy. Plan participants are provided with a list of pharmacies participating in our pharmacy network. Plan participants may alternatively choose to fill prescriptions at a non-participating pharmacy and would then have to submit a paper claim to us for reimbursement. Occasionally a plan participant’s claim is rejected or a prior authorization is required based on plan parameters, in which case the participant may be referred to the client directly or to our customer service department.

Invoicing and Payments. Clients are generally charged (i) an administration fee for each prescription claim processed by us, (ii) an amount for the drug dispensed, and (iii) a dispensing fee for filling such prescription. Clients pay us such amounts and we pay an individually negotiated amount to the participating independent or chain pharmacies, which amount may be at a discount to the amount charged to the clients. Plan participants filing for direct payment receive an allowable payment which is usually specified by the client. See “The Company – Pharmacy Network” hereof.

Rebate Administration. Drug manufacturers may issue rebates in connection with the use of certain prescription drugs in accordance with our formulary programs. Pursuant to an agreement between us and our wholly-owned subsidiary, Specialty Pharmacy Care, Inc. (“SPC”), we submit claims for rebates to SPC for certain of our clients. SPC performs the services of a rebate administrator for which it is paid an administrative fee. SPC has entered into agreements with drug manufacturers to collect rebates for our clients. We enter into a separate set of agreements with drug manufacturers for our clients receiving rebates under the Medicare Part D program. The terms of each agreement between SPC and the drug manufacturers are unique, but the basic concept is the same. Such agreements generally provide that we must list the specified products of each of the drug manufacturers on our approved formularies with the specified clients. Our independent Pharmacy & Therapeutics (“P&T”) Committee determines and approves the inclusion of such drugs on our formularies prior to listing the products on any approved formularies. For a discussion of the P&T Committee, see “Formulary Design and Disease Information Services.” In order to qualify for rebates, we may not refer, either directly or indirectly, any competing products over the specified drug manufacturer’s products except for reasons of medical appropriateness. The contracted drug manufacturers are obligated to pay rebates within a specified period of time after we submit our claims, based on agreed upon specified percentages which can vary based on certain contractual criteria. The manufacturer contracts provide for either (i) a fixed percentage rebate with or without market share based enhanced opportunities or (ii) a market share based rebate. In the latter case, rebates may not be earned in the event that a minimum market share threshold is not achieved. In addition, we are typically paid an administrative fee by the manufacturers for our services in administering these contracts. All, part, or none of the rebates received by us from drug manufacturers or the rebate administrators may be remitted to certain of our clients, depending upon the terms of our agreements with each client.

From July 1, 2001 through June 5, 2006, we submitted claims for rebates for specified clients pursuant to an agreement with a rebate administrator (the “Former Administrator”). Based on that agreement, the payment of rebates was contingent upon NMHC adopting the Former Administrator’s formulary for our specified clients.

We submitted the claims for the specified clients to the Former Administrator. The Former Administrator submitted our rebate claims, and could submit such claims along with rebate claims of others, to the appropriate drug manufacturer, pursuant to the agreements the Former Administrator had negotiated with these drug manufacturers. Our agreement with the Former Administrator provided that it would be obligated to pay us a per claim rebate amount, within a specified period of time after each quarter. The Former Administrator retained a portion of the total rebates as an administrative fee. The term of the agreement with the Former Administrator was due to expire on December 31, 2007. However, the Former Administrator terminated this agreement with us on June 5, 2006. We expect to enter into alternative arrangements with a third party rebate administrator for these services by October 2006.

Pharmacy Network

We maintain a pharmacy network that includes both retail and mail service options. We also maintain a comprehensive multi-state network of participating pharmacies. Both the retail and mail service components of the pharmacy network, including our own mail service facility, are managed through our on-line claims management system. Certain of our clients require us to maintain a pharmacy network with specified numbers of pharmacies in various locations to serve plan participants. Our retail pharmacy network consists of over 55,000 pharmacies.

Our agreements with many pharmacies do not require us to make payments within a specified period. However, we know from experience that timely payment is a significant consideration of the pharmacies. The loss of a national pharmacy chain in our pharmacy network could have a material adverse effect on our business, operating results and financial condition. See Item 7 hereof.

Benefit Design Consultation

We assist clients in defining their financial and employee-benefit objectives for their prescription drug benefit plans and in developing a program to meet such objectives. Our staff analyzes and provides recommendations to clients regarding how to improve their plan performance based upon the client’s objectives. General areas of focus include:

•	Participant cost - sharing levels (i.e., deductibles and co-pays);

•	Covered and excluded drugs;

•	Generic drug usage;

•	Clinical and utilization management strategies;

•	Alternate programs and services;

•	Maintenance medication programs; and

•	Medicare Part D services.

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

Drug Review and Analysis

Our drug review and analysis services include prospective reviews of potential claims and concurrent and retrospective reviews of submitted claims. These include a series of on-line reviews which permit a pharmacist filling a prescription to examine the plan participant’s claims history for:

•	drug interactions

•	premature refills of prescriptions

•	duration and duplication of therapy

•	pregnancy and breast feeding precautions

•	geriatric or pediatric precautions

•	compliance with prescriptions

•	other contraindications

We transmit such information to the dispensing pharmacist for information purposes only – not to replace the prescribing physician’s or the dispensing pharmacist’s professional judgment. Our clinical pharmacists retrospectively analyze the drug utilization patterns of plan participants for each client. We may then recommend changes in the client’s plan design, preferred drug management and disease information systems initiatives to contain costs or to better serve the plan participants.

Formulary Design and Disease Information Services

Formulary Design. We have established a P&T Committee currently comprised of physicians and pharmacists, with independent provider representation from across the country. The P&T Committee’s primary responsibility is to assist clients in designing a well managed, therapeutically appropriate, cost-effective preferred drug listing or “formulary.” The goal of the P&T Committee is to enable clients to optimize plan participant care through drug policy development and education. The P&T Committee typically meets quarterly and performs the following functions:

•	provides information to clients to ensure that the covered drugs of each plan reflect the current standard of medical practice and pharmacology;

•	evaluates drugs for clinical efficacy prior to cost considerations for inclusion in a plan as a preferred drug;

•	analyzes current literature for safety, efficacy and cost-effectiveness of covered drugs;

•	provides recommendations on drug therapy and utilization;

•	evaluates drug review and analysis programs and criteria;

•	recommends those drugs which require prior authorization from the client; and

•	reviews the associated guidelines for those drugs’ proper use.

The committee currently consists of nine members plus the chairman, each with expertise in specific practice areas. In addition, consultants to this core may be called upon to participate on an ad hoc basis. We believe that the P&T Committee is organized and operates in a manner that ensures the objectivity and credibility of its recommendations.

We strive to provide our clients with a formulary that promotes the most clinically appropriate and cost effective medications in drug therapy, independent of manufacturer bias.

Disease Information Services. Through our disease information services, we provide information to clients that is intended to enable them to enhance their prescription benefit plans and to improve the treatment of plan participants with certain medical conditions. In providing disease information services, based upon recommended drug and treatment guidelines, we:

•	review and analyzes drugs prescribed and prescriptions dispensed;

•	recommend plan guidelines; and

•	conduct plan participant and physician profiling.

By analyzing plan participants’ pharmacy claims patterns, we can provide information to clients and health care providers, assisting in the early identification of patients whose care might be improved through additional or alternative medication treatments. We have developed disease information systems covering cardiovascular and gastrointestinal conditions, behavioral health, migraines, diabetes and asthma, among others.

Our disease information services utilize the recommended drug and treatment guidelines, changes in the drug and treatment guidelines, current medical literature and its own assessments to identify plan participants “at-risk” for a particular disease. If the disease information services identify participants “at-risk” for particular diseases, we may provide the recommended drug and treatment guidelines to clients, treating physicians and plan participants. If requested by the client, we monitor a participant’s compliance with the recommended drug and treatment guidelines, including prescription usage.

If it appears, based upon our analysis of the participant’s claims history, that the recommended drug and treatment guidelines are not being applied, we may, if requested by the client, contact the physician, via either telephone or letter, suggesting additional options. Physician performance and adherence to the recommended drug and treatment guidelines are monitored by using our information systems.

Data Access, Reporting and Information Analysis

Our on-line claims management system enables us to efficiently provide clients with:

•	On-line system access whereby the client is able to update and maintain certain plan areas such as participant eligibility;

•	Periodic utilization and financial reports, which our representatives utilize to assist clients regarding benefit design, cost containment initiatives, disease information initiatives, generic equivalents programs and formulary management; and

•	Plan performance indicators and ad hoc reporting through our proprietary decision support tool, known as INFO.

Physician Profiling

We will, at the request of either a physician or a client, analyze (i.e., profile) a physician’s prescription history and consult with either the physician or the client about the physician’s prescribing pattern. We might, for example, discuss alternatives to therapies that the physician regularly prescribes based on the drug and treatment guidelines. This practice is designed to enhance the therapeutic benefits received by the plan participant and, where possible, to achieve cost savings. It is also designed to promote conformity with plan benefits and the recommended drug and treatment guidelines.

Medicare Part D Program

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) created the federal Voluntary Prescription Drug Benefit Program under “Part D” of the Social Security Act. As of January 1, 2006, eligible Medicare beneficiaries are able to obtain prescription drug coverage under Part D by enrolling in a PDP or a “Medicare Advantage” plan that offers prescription drug coverage (a “MA-PD”). Employers and unions offering eligible prescription drug coverage for their Medicare-eligible members can receive a number of subsidies payments under Part D for a portion of the costs associated with providing such coverage to beneficiaries who do not enroll in a PDP or MA-PD. These subsidies can be obtained by the employer group by contracting directly or indirectly with CMS to offer PDP Medicare benefits to Medicare-eligible members, or the employer group can apply for a retiree drug subsidy without contracting with a PDP sponsor.

We participate in the administration of the Medicare drug benefit (i) through the provision of PBM services to our health plan and other clients that have qualified as a PDP or a MA-PD, and (ii) by assisting employers, unions and other clients that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them in order to obtain the subsidy. We provide new Part D functions to these clients that include managing member true out of pocket costs (“TrOOP”), creation of the prescription data event (“PDE”), medication therapy management (“MTM”) services, and various reporting required by CMS.

In addition, our wholly-owned subsidiary, NMHC Group Solutions, has been approved by CMS to be a PDP sponsor commencing on January 1, 2007. We expect to enter into a formal agreement with CMS in the fourth quarter of 2006 to operate as a PDP sponsor. Under this contract, NMHC Group Solutions will be able to offer the PDP Medicare benefits both to individual enrollees and to employer groups wishing to contract indirectly with Part D to offer a PDP to eligible members. As an approved PDP sponsor, we would also be able to operate as a risk-bearing entity for the individual enrollees and to employer groups. As of now, we don’t have any risk contracts.

Mail Service

Mail Service pharmacy is generally used by plan participants as a cost effective means of minimizing the inconvenience resulting from repeated trips to retail pharmacies to fill prescriptions; this is especially common when a plan participant with a chronic condition receives long-term drug therapy. In addition, the plan participant generally saves money through a reduction in the number of co-payments they would have paid had the prescriptions been filled repeatedly at a retail pharmacy. Further, with mail service pharmacy, the client is typically charged a lower dispensing fee and a lower cost for prescription ingredients compared to those charged by a retail pharmacy.

We opened our mail service pharmacy, NMHC Mail Order, Inc., operating out of Miramar, Florida on July 1, 2003. Plan participants submit prescriptions, primarily for maintenance medications, to Mail Service via mail. Refill requests may be submitted via mail, telephone, fax or the internet. The operations of Mail Service are automated, featuring bar code and scanning technology to route and track orders, computerized dispensing of medications and computer-generated mailing labels. To ensure quality control of the dispensation of prescriptions, Mail Service is equipped with automated quality control features and a licensed pharmacist who inspects each prescription. Claims submitted by Mail Service are managed using our on-line claims management system and are subject to the same review and verification as those claims submitted by retail pharmacies.

Specialty Service

Specialty Service manages high cost self-injectable medications and compounded prescriptions requiring special handling for some of its clients and for Medicaid and Medicare recipients. Recently, this class of medications has become a more significant percentage of our clients’ pharmacy budget. This growth is a function of increased utilization as well as an increase in the number of available treatment agents. Diseases treated by specialty pharmacy medication include: Hepatitis-C, Hemophilia, Growth Deficiency, Respiratory Syncytial Virus (“RSV”), Multiple Sclerosis, HIV, Immune Deficiency, Crohn’s Disease, Pompe’s Disease, Gaucher’s Disease, Psoriasis, Infertility, Oncology and Oncology Adjunct, Rheumatoid Arthritis, Osteoporosis, Cystic Fibrosis, Osteoarthritis, Macular Degeneration, Organ Transplant and Women’s Health.

The specialty pharmacy services manage utilization of these agents on two levels: first, at a macro level, by identifying trends in utilization patterns, recommending protocols based on nationally accepted guidelines, and monitoring compliance; second, on a micro level, by Specialty Service managing guidelines for its patients to ensure appropriate dispensing and ongoing compliance.

In addition, we aid clients in identifying patients for our specialty program either through medical claims information provided by the client or in conjunction with existing drug profiles. Once identified, patients may receive some, or all, of the following services:

•	Delivery to a location of the patient’s choice (home delivery or delivery to the patient’s primary care physician or specialist);

•	Educational materials about therapies and disease states;

•	Drug and disease information services;

•	Refill Management and Compliance Monitoring;

•	Pharmacist hotline;

•	Assignment of benefits; and

•	Study protocols and financial assistance program information.

Along with providing the above services, Specialty Service has relationships with biotech and drug manufacturers to be a part of their dispensing network of pharmacies.

Our Clients

Agreement with Clients

Our clients are located throughout the United States and its territories. Clients include managed care organizations, local governments, unions, corporations, HMO’s, employers, third party health care plan administrators and federal and state government programs. Our clients are typically asked to sign a standard form of agreement that governs and states our relationship with that client (the “Standard Agreement”). While our clients may negotiate other agreements with us, many clients sign our Standard Agreement or a modified version of the Standard Agreement. Pursuant to this Standard Agreement, we pay claims and furnish other related services through a network of pharmacies. The client provides the details of the plan to be managed, along with a list of all covered participants and eligibility updates. The client is liable for all charges incurred by unauthorized access unless we were notified in writing or electronically of ineligibility. We are obligated to ensure that an adequate number of member pharmacies are available, furnish a description of the plan to the pharmacies, require such pharmacies to comply with the member pharmacy agreement, and accurately process claims in accordance with the client’s benefit plan design. In addition, we are required to furnish the client with an invoice which includes a summary of claims costs in the preceding period and an accounting of the cost of claims.

Under our Standard Agreement, the client is obligated to pay the cost of claims to us as invoices are received by the client. The invoice will also include an administrative fee due to us for the auditing, approval and payment of claims processed during the preceding period. The client typically agrees to make all payments within a specified period after the billing cycle. We bill the client separately for additional charges, which the client is typically required to remit within 30 days after receipt of the invoice from us. We agree to maintain adequate records for the client to determine its cost of drugs and the client may review these records. The specific financial arrangements in the agreement with the client are negotiated between us and the client on a case by case basis. While we may take into account factors such as the number of plan participants, margins and economies of scale, among others, in determining the terms of our financial arrangements with clients, we generally do not use set guidelines when determining these terms.

Significant Clients

For the year ended June 30, 2006, approximately 15% of our gross dollar value of all prescriptions filled was from Mohawk Valley Physicians’ Health Plan, Inc. (“MVP”), a client administering multiple plans, which is reported within the PBM segment. On May 4, 2006, MVP notified us that they will not be renewing their contract with us which expires on December 31, 2006.

Our Business Strategy

Our business strategy is focused on organic growth, together with opportunistic acquisitions of specialty pharmacy and PBM businesses. We plan to grow organically by leveraging our core strengths to meet specific, unmet needs within defined market segments, resulting in added PBM lives and increased utilization of our Mail and Specialty services.

Target Markets

Our business strategy is focused on further penetrating the following five market segments:

Unions/Taft-Hartley Trust Funds: With large active and retiree populations, this market segment requires the services that comprise our complete suite of core offerings, including PBM, Specialty Service, Mail Service and Medicare Part D. As rising healthcare costs continue to squeeze fund assets, local and international unions are becoming increasingly attracted to our brand of innovative, results-oriented clinical programs.

In addition, our history of offering pass-through pricing and transparency remains extremely important to retaining our current clientele as well as winning new business.

Employer Groups: Self insured companies with 500 – 50,000 lives are challenged by cost containment pressures on the one hand and the need to offer attractive benefit packages that attract and retain employees on the other. This calls for increased sophistication on the part of PBMs, which we are ideally positioned to offer, relative to smaller PBMs. The market is under-serviced by the three largest PBMs and is attracted to our flexibility, dedication and service levels and our strong clinical programs. We see strong opportunities for growth and expansion in this market as employers continue to search for solutions to their rising healthcare costs.

State and Local Governments: Similar to our union or Taft-Hartley fund clients, public sector enterprises provide pharmacy benefits to both employees and retirees and as a result are likewise attracted to the complete suite of our offerings. Our results-oriented approach to clinical programs remains important to a client base that must often face public scrutiny. Legislation, as well as political trends requiring pass through pricing and transparent contracting, favors our strength and experience, while at the same time many other PBMs are unwilling or unable to offer such terms. We see many opportunities to capitalize on these market dynamics.

Third Party Administrators (TPAs): The TPA market is consolidating under the constant pressure of large health insurance companies, such as Blue Cross/Blue Shield, United, Cigna, and Aetna. These potential clients, who process claims for employers and Taft Hartley funds, seek partnerships with PBMs that can help them offer a competitive advantage.

Managed Care Organizations (MCOs): We are ideally positioned to service the needs of mid-sized, regional MCOs with 25,000 to 400,000 lives. These firms are large enough to demand the services of an integrated, technically sophisticated PBMs like NMHC, but not large enough to bring PBM services in-house. To compete in their service areas, these firms must be able to offer unique and flexible offerings, coupled with outstanding clinical and financial results from intervention programs. They demand high levels of service, support for their own P&T committees, locally tailored retail networks, and other levels of customization that are going unmet by larger PBMs that service larger MCOs. Our track record in this market and transparent business practices are expected to help drive growth in this sector.

Company Operations

Sales and Marketing

We market our services through a sales and marketing department led by a direct sales force of Regional Vice-Presidents and external brokerage and consultant relationships. Our Regional Vice-Presidents target clients throughout the United States and its territories. In addition, we contract with brokers and consultants who are retained to market our services to prospective clients for agreed upon fees. We also attend trade shows and uses advertising, public relations and marketing literature for sales support. These efforts are expected to yield continuous improvements to our relationships with existing clients as well as to create access to new customers in major marketing areas.

Furthermore, we continue to expand our web presence (www.nmhc.com) as both a functional tool for clients to conduct the many value-added services provided by us, and as a portal for eligible plan participants to make inquiries and place orders. The web site offers a page dedicated to online services which allow plan participants to fill out customer service surveys, to obtain direct payment claim forms, and to access the pharmacy network listings. In addition, we use our web presence to make available specific resources to clients who have unique reporting and data management requests, including plan participant access to claims history. All plan participant information is subject to security measures available in the industry, protecting patient confidentiality and meeting the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliance standards.

Information Systems

Information systems play a critical role in our business. Claims adjudication software is one of our most critical systems and directly supports our core business operations. This system provides a wide range of functionality including online claims processing, formulary and clinical management, pharmacy network management and is the basis for much of our reporting and analytical capabilities. This key system depends in large part on software licensed from unaffiliated third parties. By a license agreement dated October 1, 2005, we were granted non-exclusive and non-transferable perpetual licenses to use these unaffiliated third parties’ claims adjudication software systems.

We maintain preventative measures to protect against disaster, including redundancy in processing, telecommunications and power sources.

Suppliers

On July 23, 2003, Mail Service entered into a 42 month agreement with a wholesale distributor, AmerisourceBergen Drug Corporation (“ABDC”), to be the primary supplier of pharmaceuticals for its mail service operations. On May 1, 2006, Mail Service entered into a new agreement with ABDC that replaces the prior agreement. The new agreement expires on April 30, 2010 and extends on a month-to-month basis until either party gives at least 90 days notice to the other to its intent not to extend the term of the agreement. We are currently negotiating other supplier contracts as well. We believe that our supplier arrangements will be adequate to fulfill our needs. Specialty Service also utilizes ABDC for its purchases, as well as biotech firms for some of the newer drugs it provides.

Competition

We compete with numerous companies which provide the same or similar services. Some of our competitors have been in existence for longer periods of time and are better established than we are. Some of them also have broader public recognition, substantially greater financial and marketing resources than us, and more experienced management. In addition, some of our clients and potential clients may find it desirable to perform for themselves those services now being rendered by us. Furthermore, there is a distinct possibility that consolidation and alliances within the industry will adversely impact the operations and prospects for independent pharmacy benefit management companies such as NMHC.

Our ability to attract and retain clients is substantially dependent on our capability to provide efficient and accurate claims management, utilization review services and related reporting, auditing and consulting services. We believe that the following factors help us successfully compete:

•	a successful record of delivering lower annual costs for our clients than national trends;

•	a broad base of experience in the information technology and pharmacy benefit management industries;

•	flexible and sophisticated on-line information systems, which integrate all of the data input, reporting, analysis, and access functions provided by NMHC;

•	wholly owned and operated mail service and specialty pharmacies;

•	an integrated Medicare Part D prescription drug program;

•	effective and measurable clinical management programs;

•	a focus on customer service; and

•	transparency to clients.

Employees

As of September 7, 2006, we had 458 employees. Of the 458 total employees, 436 are full-time and 22 are part-time employees. We are not a party to any collective bargaining agreement and we consider our relationships with our employees to be satisfactory.

Government Regulation

The activities of PBMs such as NMHC are subject to regulation at the federal and state levels. We believe that our operations, as currently conducted, substantially comply with the laws and regulations material to the operation of our business. However, the application of complex standards to the detailed operations of our business creates areas of uncertainty.

Regulatory authorities have very broad discretion to interpret and enforce these laws and to promulgate corresponding rules and regulations. Violations of these laws and regulations may result in criminal and/or civil fines and penalties, injunctive relief to prevent future violations, other sanctions, loss of professional licensure and exclusion from participation in federal and state health care programs, including Medicare and Medicaid. There can be no assurance that we have interpreted the applicable laws and regulations in the same way as regulatory or judicial authorities, or that the laws and regulations and/or the interpretation thereof will not change. To date, our business activities and relationships with clients, pharmacies, rebate administrators, plan participants and brokers have not been the subject of regulatory investigation or review on either the state or federal level.

Moreover, the states and federal government continue to propose new legislation that may, if enacted, have a material adverse effect on our business, profitability or growth prospects. A more detailed analysis of certain laws and regulations and proposed legislation affecting the business, operations and relationships of NMHC is set forth below.

Anti-Kickback Statutes

The federal Anti-Kickback Statute prohibits knowingly paying or receiving remuneration in return for referring an individual for the furnishing of an item or service, or for the purchasing, ordering or arranging for any item or service, for which payment may be made in whole or in part under a federally funded health care program, including Medicare, Medicaid and the Civilian Health and Medical Program of the Uniformed Services, “CHAMPUS/Tricare.” Regulations have been adopted under the federal Anti-Kickback Statute which provide safe harbors for certain remuneration arrangements that might otherwise violate the statute, such as properly reported discounts (including certain rebates) received from vendors and properly disclosed payments made by vendors to group purchasing organizations. The failure to fall within a safe harbor does not automatically mean that an arrangement is unlawful, although it may result in heightened scrutiny or challenge. Many states, including several in which we do business, have adopted laws similar in scope to the federal Anti-Kickback Statute (sometimes including similar safe harbors), and these state laws often are applicable to services for which payment may be made by anyone, including commercial insurers and private pay patients, not just payments made under a federal health care program. Violation of these anti-kickback laws may result in criminal and civil penalties as well as exclusion from the Medicare and Medicaid programs.

The federal Anti-Kickback Statute has been broadly interpreted by the courts, the Office of Inspector General (the “OIG”) of the Department of Health and Human Services (“HHS”), and pertinent administrative bodies. Courts have ruled that a violation of the statute exists even if only one purpose of the remuneration was to induce patient referrals or purchases. Also, the OIG has identified as possibly improper under the statute so-called “product conversion” programs, pursuant to which pharmaceutical manufacturers provide incentives to physicians and pharmacies to change a prescription to a drug made by the pharmaceutical manufacturer, or recommend such a change. We are not aware of any instance in which the federal Anti-Kickback Statute has been applied (i) to prohibit independent PBMs, such as NMHC, from receiving rebates from drug manufacturers based on drug sales by pharmacies to plan participants, or (ii) to properly structure contractual relationships between independent PBMs and their clients and participating pharmacies.

The federal Anti-Kickback Statute has also been cited as a partial basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with product conversion programs. Additionally, certain governmental entities have commenced investigations of companies in the pharmaceutical services industry and have identified issues concerning development of preferred drugs lists, therapeutic substitution programs, pricing of pharmaceutical products and discounts from prescription drug manufacturers. Several pharmaceutical manufacturers have entered into settlement agreements with the federal government concerning marketing and pricing practices. For example, in September 2005, Caremark Rx, Inc., a PBM, entered into a $137 million civil settlement of claims that its subsidiary, AdvancePCS, allegedly solicited and received kickbacks from pharmaceutical manufacturers in the form of excessive administrative fees, over-priced services agreements as a reward for favorable formulary treatment, and improper “flat fee” rebates, and that AdvancePCS allegedly paid kickbacks to customers and potential customers to induce them to contract with AdvancePCS. Although the case settled under the False Claims Act, discussed below, a majority of the allegations pertained to anti-kickback violations. Further, at least one state has filed a lawsuit concerning similar issues against a health plan.

We believe that we are in compliance with the federal Anti-Kickback Statute and similar state laws and to date, we have not been the subject of any such suit or investigation. There can be no assurance, however, that we will not be subject to challenge or a proceeding under the federal Anti-Kickback Statute, the regulations there under or any similar state laws.

Any such challenge or proceeding could have a material adverse effect on our business, results of operations or financial condition, regardless of whether we are found to have violated such statutes or regulations.

On April 28, 2003, the OIG issued its Compliance Program Guidance for Pharmaceutical Manufacturers (“OIG Guidance”) aimed at advising pharmaceutical manufacturers on how to establish compliance programs that will ensure compliance with state and federal laws and regulations. The OIG Guidance encourages pharmaceutical manufacturers to evaluate some areas of legal risk in structuring their compliance program, including the relationship between pharmaceutical manufacturers and PBMs. In particular, the OIG Guidance describes the negotiation of discount rebates and administration fees, as well as formulary support activities, as areas of potential legal risk. Although we believe that our business practices and direct arrangements with pharmaceutical manufacturers are in compliance with the OIG Guidance, we cannot guarantee that the arrangements between our third party rebate administrator and the pharmaceutical manufacturers are in compliance with the OIG Guidance. In addition, if the industry perceives the OIG Guidance as leading to greater scrutiny of PBMs, pharmaceutical manufacturers and clients may seek to alter rebate arrangements, which could adversely affect our profitability.

Medicare Part D Prescription Drug Program Reforms

The MMA, which was enacted in 2003, creates a new voluntary prescription drug benefit under the Social Security Act.

The MMA initially established a transitional voluntary, Medicare-endorsed prescription drug discount card program (“Medicare Card Program”), effective as of June 1, 2004, which is to remain in place until completion of the initial open enrollment in the Medicare drug program ended May 15, 2006. PBMs played a central role in the Medicare Card Program, either through direct client contracts with CMS or indirectly as a subcontractor to an endorsed client of the Medicare Card Program. We have entered into a contract with Member Health, Inc., an endorsed client, for the provision of rebate administration services to enrollees in Member Health Inc.’s Medicare Card Program. Specifically, we negotiated and entered into rebate agreements with pharmaceutical manufacturers and collected rebates on behalf of the enrollees for the Medicare Card Program. In return, we received an administrative fee for our services. The Medicare Card Program ended in May 2006.

Beginning in January 2006, Medicare beneficiaries entitled to Part A or enrolled in Part B, as well as certain other Medicare enrollees, are eligible for outpatient prescription drug benefits under the MMA Medicare Part D drug program. On January 21, 2005, CMS issued final rules implementing the portions of the MMA relating to PDPs and MA-PDs. The MMA imposes various requirements on PDP sponsors and MA-PDs that offer drug coverage, including requirements relating to the prescription drug benefits offered, the disclosure of negotiated price concessions made available by drug manufacturers, pharmacy access and participation, and the development and application of formularies. To the extent that we serve as a PDP sponsor or provide services to PDP sponsors and MA-PDs, we will be required to comply with the applicable provisions of the MMA and CMS regulations. Although we are continuing to assess the impact that Medicare Part D will have on our clients’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members, our clients will have a variety of options to consider for providing drug coverage to their retirees. We currently participate in the administration of Medicare Part D: (i) through the provision of PBM services to our health plans and other clients that have qualified as a PDP or a MA-PD, and (ii) by assisting employers, unions and other health plan clients that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them in order to obtain the subsidy.

In addition, our subsidiary, NMHC Group Solutions, which has been approved by CMS as a PDP sponsor under Medicare Part D for 2007, will begin offering Medicare Part D pharmacy benefits to employer groups commencing 2007, subject to entering into a formal contract with CMS during the fourth quarter of 2006. This will be the first time we are a direct contractor to the federal government and subject to the rules, regulations and enforcement authority of the federal government over its contractors. In all cases, we will be required to comply with the extensive, detailed requirements of the Medicare laws and regulations which could have a significant impact on our operations, products and services.

Stark Law

The federal physician self-referral law, known as the “Stark Law,” prohibits physicians from referring Medicare or Medicaid beneficiaries for “designated health services,” including outpatient prescription drugs, to any entity with which the physician or an immediate family member of the physician has a financial relationship. The law also prohibits the entity receiving a prohibited referral from presenting a claim to Medicare or Medicaid for the designated health service furnished under the prohibited referral. In addition, the Stark Law contains certain statutory and regulatory exceptions for physician referrals and physician financial relationships. CMS published final regulations under the Stark Law which provides guidance on interpretation of the scope and exceptions of the Stark Law. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties, criminal penalties and Medicare and Medicaid program exclusion. Our specialty and mail service pharmacies dispense certain outpatient prescription drugs that may be directly or indirectly reimbursed by the Medicare or Medicaid programs, potentially making them subject to the Stark Law’s requirements. However, we do not believe that we receive any physician referrals that would violate the Stark Law.

State Self-Referral Laws

Our mail service and specialty pharmacy operations may also be subject to state statutes and regulations that prohibit payments for referral of individuals from or by physicians to health care providers with whom the physicians have a financial relationship. These state laws and their exceptions may vary from the federal Stark Law and vary significantly from state to state. Some of these state statutes and regulations apply to items and services reimbursed by private payors. Violation of these laws may result in prohibition of payment for items or services provided, loss of pharmacy or health care provider licenses, fines and criminal penalties. State self-referral laws are often vague, and, in many cases, have not been widely interpreted by courts or regulatory agencies. Nonetheless, we believe we are in substantial compliance with such laws.

Statutes Prohibiting False Claims and Fraudulent Billing Activities

A range of federal and state civil and criminal laws target false claims and fraudulent billing activities. One of the most significant of these laws is the Federal False Claims Act, which imposes civil penalties for knowingly making a false claim or the making of a false record or statement in order to secure reimbursement from a government sponsored program, such as Medicare and Medicaid. A few federal district courts have recently interpreted the False Claims Act as applying to claims for reimbursement that violate the federal Anti-Kickback Statute or the Stark Law under certain circumstances. In recent years, the federal government has launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Claims under these laws may be brought either by the government or by private individuals on behalf of the government through a “whistleblower” action. Because such actions are filed under seal and may remain secret for years, there can be no assurance that neither we nor any of our subsidiaries are named in a material action. The False Claims Act and other related or similar laws generally provide for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims as well as potential criminal penalties. The federal government has entered into settlement agreements with several companies in the pharmaceutical services industry following claims by the federal government that such parties violated the Federal False Claims Act by: (i) improperly marketing and pricing drugs; (ii) overstating the average wholesale prices of products; (iii) paying illegal remuneration to induce the purchase of drugs; and/or (iv) failing to accurately report “best price” under the Medicaid program. For example, in September 2005, Caremark Rx, Inc. entered into a $137 million civil settlement of claims under both state and federal false claims statutes that its subsidiary, AdvancePCS, allegedly solicited and received kickbacks from pharmaceutical manufacturers in the form of excessive administrative fees, over-priced services agreements as a reward for favorable formulary treatment, and improper “flat fee” rebates, and that AdvancePCS allegedly paid kickbacks to customers and potential customers to induce them to contract with AdvancePCS.

In addition, Caremark Rx, Inc. agreed to enter into a 5-year corporate integrity agreement with the federal government. Despite these recent settlement agreements, we believe that we are in substantial compliance with such laws.

Regulations Regarding Privacy and Confidentiality

The federal government and most states regulate the dissemination and use of personally identifiable health information about a patient. Many of our activities involve the receipt, use and disclosure by us of protected health information (“PHI”), including disclosure of PHI to a patient’s health benefit plan. In addition, we may use de-identified data for research and analytical purposes.

In August 2000, HHS issued final regulations under HIPAA on standards for electronic transactions and code sets to be used by health plans, healthcare providers, and healthcare clearinghouses in those transactions (the “Transaction Standards and Code Sets”), with a compliance date of October 16, 2003. The Transaction Standards and Code Sets adopt national, uniform standards that must be used if a healthcare provider or health plan conducts certain electronic transactions with another healthcare provider or health plan. These regulations also mandate the use of certain code sets in connection with the standard transactions. We have made the necessary arrangements to provide electronic transactions that are in compliance with these regulations.

In December 2000, HHS issued final regulations under HIPAA regarding the privacy of individually identifiable health information (the “Privacy Rule”). The Privacy Rule, which became effective April 14, 2003, imposes extensive requirements on the way in which covered entities and their business associates use and disclose PHI. PBMs, in general, are not considered covered entities when performing PBM services. However, our clients are covered entities, and are required to enter into “business associate agreements” with vendors, such as PBMs, that perform a function or activity for the covered entity that involves the use or disclosure of PHI. The business associate agreements mandated by the Privacy Rule create a contractual obligation for the PBM to perform its duties for the covered entity in compliance with the Privacy Rule. We have entered into business associate agreements as required by our clients. We are a “covered entity” with respect to providing service through our mail service and specialty pharmacies, and we have entered into business associate agreements with our vendors or other parties with which we share PHI and have provided Notice of Privacy Practices to individuals describing how the relevant pharmacy uses and discloses PHI for treatment, payment and healthcare operations. We believe that we are in substantial compliance with our business associate and covered entity obligations.

In April 2003, HHS also issued final regulations under HIPAA governing the security of electronic PHI, with an initial compliance date of April 20, 2005 (the “Security Rule”). The Security Rule imposes general requirements on health care providers, health plans, healthcare clearinghouses, and their business associates relating to the storage, utilization, and transmission of electronic PHI. To date, we believe that we have implemented the necessary administrative, physical and technical safeguards to protect the confidentiality of electronic PHI.

Sanctions for failing to comply with HIPAA standards and requirements include civil sanctions and criminal penalties for certain violations.

In addition to the federal health information privacy regulations described above, most states have enacted healthcare information confidentiality laws which limit the disclosure of health related confidential information. The Privacy Rule under HIPAA does not preempt state laws regarding health information privacy that are more restrictive than HIPAA. State information confidentiality laws vary widely, some relating to only certain types of information, others to only certain uses, and yet others to only certain types of entities. The laws generally require entities conducting business in the state to notify consumers when their personal information has been, or is reasonably believed to have been, acquired by an unauthorized person.

Many state laws also require notification to government agencies, such as the State Attorney General or consumer protection agencies in the event of a breach or misuse of such data. Due to the severe inconsistency in state healthcare information confidentiality laws, Congress is considering enacting a federal security breach law that would potentially create a single national standard, making compliance less burdensome for multi-state businesses.

In addition, we have adopted the standards of communication for the PBM industry set by the National Council for Prescription Drug Programs, and perform risk assessments, employee training with respect to patient confidentiality, and evaluations of business practices in order to continue to support patient privacy.

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

ERISA

We provide services to a number of clients which are self-funded health plans. These plans are subject to the Employee Retirement Income Security Act of 1974, (“ERISA”), which imposes certain obligations on those deemed fiduciaries of the health plans. We administer pharmacy benefit plans according to the plan design choices made by the health plan client. We believe that our activities are sufficiently limited that we do not assume any of the fiduciary responsibilities of the client and thus would not be regulated as a fiduciary under ERISA. In addition, our Standard Agreement with clients specifically identifies the scope of our services and provides that we are not a fiduciary of the plan. Although courts have declined to extend ERISA fiduciary obligations to managed care companies, the United States Department of Labor (the “DOL”) (which enforces ERISA) alleged that prior to acquisition by NMHC, Pharmaceutical Care Network (“PCN”), was acting as an ERISA fiduciary in providing certain administrative services to its ERISA plan clients. PCN vigorously disagreed with the allegations, but settled the dispute with the DOL in May 2006 to avoid the costs of protracted litigation. If, in the future, we are deemed to be a fiduciary, we could potentially be subject to claims regarding breach of fiduciary duties in connection with our provision of services.

Several other lawsuits have been filed against other PBMs, alleging that the relevant PBM is a fiduciary under ERISA and is in breach of its fiduciary obligations. To date, a court has ruled in one lawsuit that the PBM was not a fiduciary, one lawsuit has settled, and the others remain outstanding.

On May 25, 2004, the United States District Court for the Southern District of New York accepted a class action settlement proposed by Medco Health Solutions, Inc. (“Medco”) in a lawsuit that alleged that Medco was a functional fiduciary under ERISA and violated its fiduciary obligations by, among other things, failing to make adequate disclosures regarding certain rebates from pharmaceutical manufacturers and steering clients toward more expensive pharmaceuticals with higher rebates benefiting Medco and its parent company at the time, Merck & Co., Inc. Pursuant to the settlement, Medco will pay $42.5 million into a settlement fund to be distributed to plan participants. In addition, Medco will implement and continue certain business practices aimed at increasing transparency around formulary decisions and therapeutic interchanges. Medco has not admitted, and the settlement does not require Medco to admit, any wrongdoing under ERISA or otherwise.

On July 26, 2004, private litigants filed suit against Caremark Rx, Inc. in the United States District Court for the Middle District of Tennessee alleging that Caremark Rx, Inc. was a fiduciary under ERISA and violated its ERISA fiduciary duties by, among other things, failing to disclose the existence and extent of manufacturer rebates, concealing the “spread” on pharmacy claims to the detriment of ERISA plans and conspiring with pharmaceutical manufacturers to inflate the average wholesale price (“AWP”), which is the standard pricing measure used by the pharmaceutical industry and PBMs in calculating drug prices.

In August 2005, Caremark Rx, Inc. was dismissed from the action. Caremark Rx, Inc. has filed a motion seeking to transfer venue for the case, which is pending before the court.

On April 18, 2006, the United States District Court for the District of New Jersey decided a case brought by private litigants against PCS Health Systems, Inc. (“PCS”), a PBM. The plaintiffs alleged that PCS breached its fiduciary duty by taking rebates and kickbacks from drug manufacturers. The court granted PCS’s motion for summary judgment, holding that PCS was not acting as a fiduciary under ERISA since it did not have the type of discretionary authority needed to render PCS an ERISA fiduciary.

In addition to the cases discussed above, numerous other lawsuits have been filed against various PBMs by private litigants, whether a plan participant on behalf of an ERISA plan or by the ERISA plan client, alleging that the PBMs are ERISA fiduciaries and that, in such capacity, they allegedly violated ERISA fiduciary duties in connection with certain business practices related to their respective contracts with retail pharmacy networks and/or pharmaceutical manufacturers.

In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the healthcare anti-kickback statutes discussed elsewhere in this Government Regulation section, and they do not contain the statutory and regulatory “safe harbor” exceptions included in other healthcare statutes. These provisions of ERISA are broadly written, and we cannot be certain of the extent to which they could be deemed applicable to the conduct of our business.

Effective January 2004, the DOL issued claims procedure regulations (“Claims Rules”) that create standards applicable to clients that are regulated under ERISA for initial and appeal level decisions, time frames for decision making, and enhanced disclosure rights for claimants. We have implemented and will continue to implement in the future, changes to our operational processes, as necessary to accommodate our clients’ compliance needs under the Claims Rules.

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

Regulations Applicable to Health Care Professionals

All states regulate the practice of medicine, nursing, and other licensed health professions. To our knowledge, no PBM has been found to be engaging in the practice of medicine or nursing by reason of its health management services. Activities deemed by a state’s regulatory authority to constitute the practice of medicine, nursing, or any other licensed health profession without the proper license would subject the non-compliant party to the penalties provided under such state’s laws. We cannot assure that a regulatory authority in a state in which we engage in PBM services would not assert a contrary position and subject us to sanctions for the unauthorized practice of medicine, nursing, or other licensed health profession.

Third Party Administrator, Utilization Review Laws and Preferred Provider Organizations

Many states have licensure or registration laws regulating certain types of managed care organizations, including, TPAs, companies that provide utilization review services, and preferred provider organizations (“PPOs”). These laws differ from state to state, and their application to PBMs is often unclear. We have registered or are applying to become registered in those states in which we have concluded that such registration or licensure is required. Registration and licensure requirements for PBM activities vary from state to state depending on state agency interpretations. Prior to September 1998, however, we conducted our activities without obtaining any TPA, utilization review or PPO licenses. We may be subject to cease and desist orders, fines and other penalties in a particular state if a state agency changes its interpretation of licensure requirements or if a state agency determines that we were non-compliant prior to the time we were required to obtain a license. There can be no assurance that such an adverse finding by a state agency would not have a material adverse effect on our business, results of operations or financial condition.

State Insurance Laws

In general, state insurance regulations do not apply to our fee-for-service prescription drug plans and PBM service contracts, including those in which we assume certain risk under performance guarantees or similar arrangements. However, state insurance regulations may be applicable if a PBM offers to provide prescription drugs on a capitated basis or otherwise accepts material financial risk in providing pharmacy benefits and may require that the party at risk establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws and laws governing managed care organizations and limited prepaid health service plans.

In order to participate as a PDP sponsor under the Medicare Part D, we formed NMHC Group Solutions. Pursuant to the MMA, NMHC Group Solutions must be licensed as a risk-bearing entity under state laws or have obtained a waiver of the licensing requirement from CMS. NMHC Group Solutions has been approved to operate as a risk-bearing entity in it domicile state, Delaware, and has filed applications for licensure in the 49 other states and Washington D.C., and Puerto Rico. We expect to operate under a three year wavier granted by CMS for these other states and territories since we have demonstrated to CMS that we filed substantially complete licensure applications in these jurisdictions. As a licensed insurance company, NMHC Group Solutions will become subject to various state insurance regulations that generally require, among other things, maintenance of capital and surplus requirements, review of certain material transactions and the filing of various financial and operational reports. However, if NMHC Group Solutions is unable to either acquire all necessary insurance licenses or maintain waivers of such licensing requirements, there may be a materially adverse impact on its ability to participate in the Medicare Part D as a PDP sponsor. Pursuant to the MMA, state insurance licensing, insurance agent/broker licensure and solvency laws and regulations are generally applicable to PDPs, but the application of other state laws to Medicare Part D is preempted by Medicare Part D to the extent that Medicare Part D regulates the issue.

All states have penalties associated with making false claims to an insurer. These state laws vary, and violation of them may lead to the imposition of civil or criminal penalties. Additionally, several states have laws requiring the prompt payment of claims, which state that health plans and payors must pay claims within certain prescribed time periods or pay specified interest penalties. These laws vary in regard to scope, requirements and application, and it is not clear the extent to which they may apply to our customers or to us. Also, ERISA may preempt the applicability of these laws to certain health plans and payors, but the scope of ERISA preemption is unclear.

Mail Service Pharmacy Regulation

Our mail service and specialty pharmacies, Mail Service and Specialty Service, respectively, distribute drugs throughout the United States. Our mail service fulfillment center is located in Florida and our specialty pharmacy is located in Maine. Mail Service and Specialty Service are each licensed to do business and to deliver controlled substances in their respective state. Some of the states into which Mail Service and Specialty Service deliver pharmaceuticals have laws that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in such state, in order to mail drugs into that state. Mail Service and Specialty Service have each registered or are in the process of registering in every state that, to their knowledge requires such registration. Some of these states also require out-of-state mail service pharmacies to comply with certain pharmacy laws and regulations of their states, as well as to employ a pharmacist licensed in the state to which the drugs are shipped. We believe that Mail Service and Specialty Service are currently in substantial compliance with state laws and regulations that apply to their mail service pharmacy operations. In addition, we believe that all of Mail Service’s and Specialty Service’s applications for state registration or licensure will be submitted prior to the delivery of pharmaceuticals into a particular state, but cannot guarantee that we will obtain all of the required state licenses prior to such date.

Mail Service dispenses prescription drugs for refills pursuant to orders received through the mail, telephone, fax or the internet from plan participants. Accordingly, Mail Service will be subject to certain federal and state laws affecting on-line pharmacies. Several states have proposed legislation to regulate on-line pharmacies, and federal regulation by the FDA or other federal agency of on-line pharmacies has been proposed. Mail Service’s pharmacy operations could be materially adversely affected if such legislation is enacted and restricts our ability to offer our services.

Other statutes and regulations may affect the operations of the mail service pharmacies. For example, the Federal Trade Commission requires mail service sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products sold, to fill mail service orders within 30 days and to provide clients with refunds when appropriate. In addition, the USPS has statutory authority to restrict the delivery of drugs and medicines through the mail. However, to date, the USPS has not imposed any such restriction that would affect Mail Service operations.

There are also regulations governing the repacking of drug products, wholesale distribution, dispensing of controlled substances, medical waste disposal and clinical trials. In addition, federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. We believe that we are in substantial compliance with all such rules and regulations affecting our mail service and specialty service operations.

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

Regulation of PBMs

The federal government currently does not directly regulate the activities of PBMs. Several states, however, have introduced legislation in recent years which, if enacted, would directly regulate the activities of PBMs. To date, a handful of jurisdictions have enacted such statutes, which vary widely in their requirements. This legislation varies in scope and often contains provisions that: (i) impose certain fiduciary duties upon PBMs to customers and plan participants; (ii) require PBMs to remit to customers or their plan participants certain rebates, discounts and other amounts received by PBMs related to the sale of drugs; (iii) regulate product substitution and intervention; and/or (iv) impose broad disclosure obligations upon PBMs to customers and their plan participants. Maine and the District of Columbia have the most regulations in place for PBMs, including extensive disclosure requirements and fiduciary obligations for PBMs. The Pharmaceutical Care Management Association (“PCMA”), a national trade association representing PBMs, filed separate actions in Maine and the District of Columbia questioning the validity of their statutes on various grounds. The Maine district court granted summary judgment in favor of Maine and lifted an injunction obtained by PCMA preventing enforcement of the statute. The First Circuit Court of Appeals affirmed the district court’s holding, but clarified that the law applies only to contracts entered into in Maine with respect to PBM customers, or “covered entities” in Maine, and that PBMs are not ERISA fiduciaries, but rather that their relationship with their customers is contractual. PCMA appealed the Circuit Court decision to the United Sate Supreme Court, but on June 5, 2006, the Supreme Court denied review. The District of Columbia district court preliminarily enjoined enforcement of the District of Columbia statute, and the District of Columbia appealed the decision to the D.C. Court of Appeals. The D.C. Court of Appeals has remanded the case to the district court for reconsideration in light of the First Circuit’s ruling in the Maine case. North Dakota and South Dakota have also recently passed legislation regulating PBMs, Georgia has a law in place primarily relating to the practice of pharmacy, and Maryland has PBM specific laws that are less onerous than the Maine and District of Columbia laws. Widespread enactment of such statutes could have a material adverse effect upon our financial condition, results of operations and cash flows. We believe that we are in substantial compliance with such laws and requirements where required and continue to monitor legislative and regulatory developments. However, to the extent states in which we do business enact bills that regulate the activities of PBMs in a comprehensive manner, such bills could materially adversely affect our business.

In addition, statutes have been introduced in several states which purport to declare that a PBM is a fiduciary with respect to its clients. The fiduciary obligations that such statutes would impose would be similar, but not identical, to the scope of fiduciary obligations under ERISA. To date no such statute has been enacted. Besides state statutes and regulations, we are also subject to state common laws to the extent applied to PBMs through judicial interpretation or otherwise. Potential common law claims could involve, for example, breach of fiduciary duty, constructive fraud, fraud or unjust enrichment. The application of these common laws to PBMs and/or PBM activities could have an adverse impact on our ability to conduct business on commercially reasonable terms.

In addition, several influential bodies, including the National Association of Insurance Commissioners, the National Association of Boards of Pharmacy, and the National Committee on Quality Assurance, are considering proposals to regulate PBMs and certain of their activities, such as formulary and utilization management and downstream risk assumption. If these or other similar bodies adopt model acts which would regulate the activities of PBMs, states may be influenced to incorporate such model acts into their statutes. If laws directly regulating PBMs are passed in states in which we do business, such laws could materially affect our operations.

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

The federal and state government have increased their scrutiny on the method used by drug manufacturers in developing pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs. One element that is common in the pricing information is AWP. If the method of calculating AWP is changed by the government, it could adversely affect our ability to effectively negotiate discounts with pharmaceutical manufacturers, pharmacies and clients. In addition, it could affect the reimbursement the Mail Service pharmacy would receive from managed care organizations that contract with government health programs to provide prescription drug benefits.

Under the MMA, AWP no longer serves as the basis for Medicare Part B Drug reimbursement, except for certain vaccines, infusion drugs furnished through durable medical equipment and for blood and blood products (other than clotting factors). Rather, with certain exceptions, Part B drugs are reimbursed on an average sales price, “ASP,” methodology. ASP means a manufacturer’s total dollar sales of a product in the United States to all purchasers (excluding certain sales exempted from Medicaid Best Price reporting and “nominal” sales) divided by the total number of such units of such drug or biological products sold by the manufacturer in such quarter. Manufacturers are required to include in ASP calculations all volume discounts, prompt pay discounts, cash discounts, free goods that are contingent on any purchase requirement, chargebacks, and rebates (other than Medicaid rebates). The ASP methodology may cause some drug manufacturers to reduce the levels of discounts or rebates available to PBMs or their clients with respect to Medicare Part B drugs. Since drugs that are reimbursed on an ASP reimbursement system by Medicare do not represent a significant portion of our business, we do not believe that ASP reimbursement for such drugs will have a material adverse effect on our business, results of operations or financial condition.

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

Further, the federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs purchased by state Medicaid programs. Manufacturers of brand name products must provide a rebate equivalent to the greater of (a) 15.1% of the “average manufacturer price (“AMP”) paid by wholesalers for products distributed to the retail pharmacy class of trade and (b) the difference between AMP and the “best price” available to essentially any customer other than the Medicaid program, with certain exceptions. Some drug manufacturers may see these policies as a disincentive to offering rebates or discounts to private purchasers, including the clients that we represent.

In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe that we can service our current Medicaid customers through our existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs.

Congress has introduced new legislation to permit reimportation of approved drugs, originally manufactured in the United States, back into the United States from other countries where the drugs were sold at a lower price. However, the FDA must certify to Congress that this program will not pose any additional risk to the public’s health and safety and that it will result in a significant cost reduction. This section of the MMA was to be effective only if the FDA gave its certification, and the FDA has refused to provide such a certification when requested to do so in the past. We have no assurance that the FDA will not change its position and permit the importation of drugs from Canada in the future or that new legislation or regulations will not permit the importation of drugs from the European Union or other countries in the future. Whether and how such a policy will be implemented is unclear. The ultimate impact of such legislation on our business is not known.

In addition, several states have recently passed laws and regulations facilitating and encouraging the importation of drugs into the United States. At this point, we cannot predict the ultimate impact of the federal and state laws on our business.

Legislation Affecting Plan Design

Some states have enacted legislation that regulates various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states have adopted “freedom of choice” legislation, which provides that participants of a plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers, or provide that a plan participant may sue his or her health plan if care is denied. Certain states have introduced or enacted legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic drug substitution, requires coverage of all drugs approved by the FDA or prohibits denial of coverage for non-FDA approved uses. Other states mandate coverage of certain benefits or conditions. In addition some states have enacted legislation purporting to prohibit HMOs and other health plans from requiring or offering participants financial incentives for use of mail service pharmacies. To date, there have been no formal administrative or judicial efforts to enforce any such laws. Although such legislation does not generally apply to us, it may apply to certain of our customers, HMOs and health insurers. If such legislation were to be enacted on a broad scope, it could have the effect of limiting the economic benefits achievable by our customers through pharmacy benefit management.

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

Network Access Limitations

A majority of states have adopted legislation restricting the ability of health plan clients to limit participation in their pharmacy provider network or to remove a provider from the network. These laws may require us or our clients to accept for participation in the network any retail pharmacy willing to meet the applicable plan’s price and other terms, and may restrict our ability and our clients’ ability to remove a pharmacy from the network without certain “due process” protections. In addition, the MMA contains an “any willing provider” requirement for pharmacy participation in the Medicare Drug Benefit, which provides that a Medicare Part D PDP must, under certain circumstances, allow participation by any pharmacy that is willing to meet the terms and conditions for participation that the PDP has established. To date, these statutes have not had a significant impact on our business because for most of our customers, we administer large networks of retail pharmacies and will admit any licensed pharmacy that meets the network’s terms, conditions and credentialing criteria.

Formulary Restrictions

Many states have also begun to enact laws that regulate the development and use of formularies by insurers, HMOs and other third party payors. These laws have included requirements on the development, review and updating of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan participants and a process for allowing participants to obtain non-preferred drugs without additional cost-sharing where they are medically necessary and the formulary drugs are determined to be inappropriate. Additionally, the National Association of Insurance Commissioners is developing a model drug formulary statute, known as the Health Carrier Prescription Benefit Management Model Act, that, if widely enacted, may eventually provide more uniformity for health plans and PBMs. Among other things, the model act would address the disclosure of formulary information to health plan participants, participants’ access to non-preferred drugs, and the appeals process available to participants when coverage of a non-preferred drug is denied by the health plan or PBM. Increasing regulation of formularies by states could significantly affect our ability to develop and administer formularies on behalf of our clients.

Industry Standards for PBMs

The National Committee on Quality Assurance, the American Accreditation Health Care Commission, known as URAC, the Joint Commission on Accreditation of Healthcare Organizations and other quasi-regulatory and accrediting bodies have developed standards relating to services performed by PBMs, including mail service, formulary and drug utilization management. These bodies do not have the force of law, but PBMs and many clients for PBM services seek certification from them. In addition, they may influence the federal government or states to adopt requirements or model acts that they promulgate; for example, the federal government and some states incorporate accreditation standards of these bodies, as well as the standards of the National Association of Insurance Commissioners and the National Association of Boards of Pharmacy, into their drug utilization review regulation. Future initiatives of these bodies are uncertain, and resulting standards or legislation could impose restrictions on us or our clients in a way that could significantly impact our business.

Deficit Reduction Act of 2005

The Deficit Reduction Act of 2005 (the “DRA”) was enacted into law on February 8, 2006. The DRA significantly changes the Medicaid system (a state and federally funded program) with respect to prescription drugs by revising the methodology used to determine Federal Upper Payment limits (the maximum amount a state can reimburse) for generic drugs under Medicaid, permitting stronger cost-sharing requirements applicable to Medicaid prescription drugs, and containing provisions intended to reduce “fraud, waste and abuse” in the Medicaid program. The DRA’s “fraud, waste and abuse” provisions encourages states to enact their own false claims acts, mirrored on the federal False Claims Act, described above, and appropriate federal funding to increase scrutiny on the Medicaid program. The “fraud, waste and abuse” provisions also include a provision intended to strengthen Medicaid’s status as “payer of last resort” relative to private health insurance by specifying that PBMs and self-insured plans may be liable third parties. Although we do not contract directly with any state Medicaid programs, the provisions in the DRA have the potential to impact the PBM industry by means of increased prosecutorial and private litigant scrutiny on the pharmaceutical industry in general, which may include PBMs. Additionally, the third party recovery provisions in the DRA may lead to greater financial recoveries from third party PBMs in cases where Medicaid was not properly a primary payor on a drug claim, even where a PBM is not financially at risk.

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

Company Information

Address and Availability of Information

Our principal executive offices are located at 26 Harbor Park Drive, Port Washington, NY 11050. Our telephone number is (516) 605-6625 and web site is http://www.nmhc.com. We electronically file or furnish our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports (where applicable) and other filings with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934. These filings are available, free of charge, through our website as soon as reasonably practicable after they are electronically filed with the SEC. In addition, the SEC maintains its web site, www.sec.gov that contains reports, proxy and information statements and other information regarding issuers filing electronically, including NMHC. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Code of Ethics

The Company’s Code of Ethics is available on our website at http://www.nmhc.com. Upon request by contacting NMHC at the address or number above, a copy of the code of ethics will be mailed to such person free of charge.

Item 1A. Risk Factors Affecting Our Business

We rely on third parties for our point of sale information system and transaction processing system, and any disruption in these services could materially disrupt our business and results of operations.

Our operations utilize an electronic network connecting approximately 55,000 retail pharmacies to process third-party claims. This system is provided by a third-party adjudication vendor. Because claims are adjudicated in real time, systems availability and reliability are key to meeting customers’ service expectations. Any interruption in real time service, either through systems availability or telecommunications disruptions can significantly damage the quality of service we provide. Our PBM services also depend on third-party proprietary software to perform automated transaction processing. There can be no assurance that our business and results of operations will not be materially harmed by service interruptions or software performance problems.

We are in the process of transitioning to new software provided by a third-party adjudication vendor and any severe interruption during the transition could materially disrupt our business and results of operations.

All new clients joining us will utilize our new software, and we intend to migrate existing clients to this new software. It is possible that we may experience service interruptions in connection with the introduction of the new software, which may cause affected clients to become dissatisfied with us and seek services elsewhere.

We face intense competition in the pharmacy benefit management industry.

We and other PBM companies compete primarily on the basis of price, service, reporting capabilities and clinical services. The PBM industry is very competitive and dominated by, in most cases, a few large, profitable and well-established companies with significantly greater financial and marketing resources, purchasing power and other competitive advantages. Based on published reports, a limited number of national companies, including PBM companies such as Medco Health Solutions Inc., Express Scripts Inc. and Caremark Rx, Inc. have an aggregate market share of approximately 70% of prescription volume. Our competitors also include drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. We may also experience competition from new competitors in the future. If we do not compete effectively with our competitors, our business and results of operations may suffer.

Uncertainty regarding the implementation and impact of Medicare Part D may adversely impact our business and financial results.

The MMA created a new, voluntary prescription drug benefit for Medicare beneficiaries entitled to Medicare benefits under Part A or enrolled in Medicare Part B effective January 1, 2006. We currently participate in the administration of the Medicare drug benefit: (i) through the provision of PBM services to our health plan clients and other clients that have qualified as a PDP or a MA-PD, and (ii) by assisting employers, unions and other health plan clients that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them in order to obtain the subsidy. Our existing PBM business could be adversely affected if our clients decide to discontinue providing prescription drug benefits altogether to their Medicare-eligible members. We are not yet able to assess the impact that Medicare Part D will have on our clients’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members.

In addition, as an approved PDP sponsor for 2007, we intend to commence offering Medicare Part D pharmacy benefits to employer groups on January 1, 2007, subject to entering into a formal agreement with CMS during the fourth quarter of 2006. This will be the first time we are a direct contractor to the federal government and subject to the rules, regulations and enforcement authority of the federal government over its contractors. In addition, under regulations established by CMS governing participation in the Medicare Part D program, our subsidiary, NMHC Group Solutions, must be a risk-bearing entity regulated under state insurance laws and must obtain licensure as a domestic insurance company prior to entering into a formal contract with CMS. NMHC Group Solutions has been approved to operate as a risk-bearing entity in its domicile state, Delaware, and has filed applications for licensure in the 49 other states and Washington D.C., and Puerto Rico. We are at various stages with these applications in the ancillary states as some states are considering our application, others we have not heard back from and others have been withdrawn for failure to meet certain requirements. We expect to operate under a three year wavier granted by CMS for these other states and territories. These applications are in various stages, and we can give no assurance that they will be approved.

We have invested substantial amounts of time and resources to our Medicare drug benefit program which may impact our business and financial results.

We have currently committed over $6.3 million in a cash account in connection with CMS requirements. As we become licensed as a risk-bearing entity in additional states, we expect to deposit an additional $8 million in the near future to fulfill statutory requirements in various states. The deposited cash is restricted and will not be available to fund our operations. In addition, we may not be able to realize any return on our investments in Medicare initiatives if the cost and complexity of recent changes by and requirements of CMS exceed our expectations or prevent effective program implementation; if the government alters or reduces funding of Medicare programs because of the higher-than-anticipated cost to taxpayers of the MMA or for other reasons; if we fail to become a risk bearing entity prior to the expiration of the CMS waivers for the 49 other states and territories; or if we fail to design and maintain programs that are attractive to our clients or individual Medicare participants; or if we are not successful in retaining employer groups and their enrollees, or winning contract renewals or new contracts under the MMA’s competitive bidding process. There are many uncertainties about the financial and regulatory risks of participating in the Medicare prescription drug program, and we can give no assurance that these risks will not be material to our business in future periods.

We rely on a limited number of key clients for a significant portion of our revenues. The loss of any of these key clients as a result of competitive bidding for contracts, consolidation of clients or otherwise, could adversely affect our business, profitability and growth prospects.

We depend on a limited number of clients for a significant portion of our revenue. Our top ten clients generated approximately 48%, and our top twenty clients generated approximately 60%, of the claims we processed in 2006, although no single client accounted for greater than 15% of our revenues. Our client MVP, which consists of approximately 15% of our gross dollar value of all prescriptions filled for fiscal year ended June 30, 2006, will not be renewing their contract with us which will expire on December 31, 2006.

Many of our clients put their contracts out for competitive bidding prior to expiration. Competitive bidding requires costly and time-consuming efforts on our behalf and, even after we have won such bidding processes, we can incur significant expense in proceedings or litigation contesting the adequacy or fairness of these bidding processes. We could lose clients if they cancel their agreements with us, if we fail to win a competitive bid at the time of contract renewal, if the financial condition of any of our clients deteriorates or if our clients are acquired by, or acquire, companies with which we do not have contracts. Over the past several years, self-funded employers, TPAs and other managed care companies have experienced significant consolidation. Consolidations by their very nature reduce the number of clients who may need our services. A client involved in a merger or acquisition by a company that is not a client of ours may not renew, and in some instances may terminate its contract with us. Our clients have been, and may continue to be, subject to consolidation pressures. Our business, results of operations and financial condition could be adversely affected if we were to lose one or more of our significant clients.

We may be liable for damages and other expenses that are not covered by our insurance policies.

Various aspects of our business may subject us to litigation and liability for damages, for example, the performance of PBM services and the operation of our mail service and specialty service pharmacies. A successful product or professional liability claim in excess of our insurance coverage where we are required to pay damages, incur legal costs or face negative publicity could have a material adverse effect on our business, results of operations and financial condition, our business reputation and our ability to attract and retain clients, network pharmacies and employees. While we intend to maintain professional and general liability insurance coverage at all times, we cannot provide assurances that we will be able to maintain insurance in the future, that insurance will be available on acceptable terms or that insurance will be adequate to cover any or all potential product or professional liability claims.

Specifically, due to the high cost of hurricane-related insurance premiums, we may not always be fully insured against these risks, including hurricane related risks in our Mail Service facility located in Miramar, Florida. While it is our goal to be fully insured against natural disasters at all times, we cannot provide assurances that we will be able to obtain coverage at favorable rates that outweigh the risks.

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

Our results of operations could suffer if we lose our pharmacy network affiliations or if our specialty pharmacy is excluded from third party pharmacy networks.

Our PBM operations are dependent to a significant extent on our ability to obtain discounts on prescription purchases from retail pharmacies that can be utilized by our clients and their participants. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on short notice. If one or more of our top pharmacy chains elects to terminate its relationship with us or if we are only able to continue our relationship on terms less favorable to us, access to retail pharmacies by our clients and their health plan participants, and our business, results of operations and financial condition could suffer. In addition, some large retail pharmacy chains either own or have strategic alliances with PBMs or could attempt to acquire or enter into these kinds of relationships in the future. Ownership of, or alliances with, PBMs by retail pharmacy chains, particularly large pharmacy chains which control a significant amount of retail pharmacy business, could have material adverse effects on our relationships with those retail pharmacy chains, particularly the discounts they are willing to make available, and on our business, results of operations and financial condition.

Specialty Service contracts with third party payors, including other PBMs, state Medicaid, Medicare, and insurance companies, to become participants in their networks. We derive 52% of specialty revenues from other third party payors. If the third party payor determines to carve out exclusive specialty agreements to a specific specialty vendor, we would no longer have access to the revenues generated through such relationship with such third party payor.

We may be adversely affected by the loss of our relationships with one or more key pharmaceutical manufacturers or if rebate payments we receive from pharmaceutical manufacturers decline.

We receive rebates from numerous pharmaceutical manufacturers based on the use of selected brand name drugs by participants of health plans sponsored by our clients, as well as fees for other programs and services. We believe our business, results of operations and financial condition may be adversely affected if:

•	we lose relationships with one or more key pharmaceutical manufacturers;

•	rebates decline due to the failure of our health plan clients to meet market share or other thresholds;

•	legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our programs or services; or

•	pharmaceutical manufacturers choose not to offer rebates or purchase our programs or services.

Over the next few years, as patents expire covering many brand name drugs that currently have substantial market share, generic products will be introduced that may substantially reduce the market share of these brand name drugs. Historically, manufacturers of generic drugs have not offered formulary rebates on their drugs. Our profitability could be adversely affected if the use of newly approved, brand name drugs added to formularies, does not offset any decline in use of brand name drugs whose patents expire or if rebates are not offered by the manufacturers of such newly approved brand name drugs.

We may not be able to effectively manage our growth.

Our growth in operations has placed significant demands on our management and other resources, which is likely to continue. Our business has grown rapidly since 2000, in part due to acquisitions, with total annual revenue increasing from $167.7 million during fiscal 2000 to $862.9 million during fiscal 2006. Our business strategy is to continue to seek to expand our operations through strategic acquisitions and organic growth through the increased marketing of our services and by expanding the range of services we offer. We have acquired seven companies in the last six years. If we are unable to finance our continued growth or manage our future expansion, our business and results of operations could be adversely affected.

Our success depends on our ability to retain our senior management and key personnel.

We depend to a significant extent on certain key personnel and senior management, in particular those that have long-standing relationships within the PBM industry, which help us to obtain new clients. Accordingly, it is important for us to retain our existing management and to attract, hire and retain additional highly skilled and motivated officers, managers and employees. Therefore, losing the services of one or more members of our senior management or our key employees could adversely affect our business and results of operations.

Our success depends on our ability to manage potential problems and risks related to future acquisitions.

Part of our growth strategy includes making acquisitions, including specialty pharmacy businesses and PBM businesses meeting specific criteria. Our ability to continue to expand successfully through acquisitions depends on many factors, including our ability to identify acquisition prospects and negotiate and close transactions. Even if we complete future acquisitions:

•	we could fail to successfully integrate the operations, services and products of an acquired company;

•	there could be inconsistencies in standards, controls, procedures and policies among the companies being combined or assimilated which would make it more difficult to implement and harmonize company-wide financial, accounting, billing, information technology and other systems;

•	we may experience difficulties maintaining the quality of products and services that acquired companies have historically provided;

•	we would be required to amortize the identifiable intangible assets of an acquired business, which will reduce our net income in the years following its acquisition, and we also would be required to reduce our net income in future years if we were to experience an impairment of goodwill or other intangible assets attributable to an acquisition;

•	we could be exposed to unanticipated liabilities of acquired businesses;

•	our management’s attention could be diverted from other business concerns; and

•	we could lose key employees or customers of the acquired business.

There are risks associated with integrating and operating newly acquired businesses. We can give no assurance that we will successfully operate any new business we acquire in the future. If we are unable to overcome the potential problems and inherent risks related to our recent and future acquisitions, our business, results of operations and financial condition could suffer.

Failure of our health plan clients to pay for prescription claims or a delay in payment of those claims could have a material adverse effect on our profitability.

Our contracts with retail pharmacies that participate in our network generally obligate us to make payments for prescription claims even if we are not reimbursed by our clients. If our clients delay their reimbursement payments or fail to make payments for prescription claims, it could have a material adverse effect on our profitability.

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

During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. Numerous state and federal laws and regulations affect our business and operations. The categories include, but are not necessarily limited to:

•	health care fraud and abuse laws and regulations, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs;

•	privacy and confidentiality laws and regulations, including those under HIPAA;

•	ERISA and related regulations, which regulate many health care plans;

•	potential regulation of the PBM industry by the U.S. Food and Drug Administration;

•	the Medicare prescription drug coverage law and CMS regulations;

•	consumer protection and unfair trade practice laws and regulations;

•	various licensure laws, such as state insurance, managed care and third party administrator licensure laws;

•	pharmacy laws and regulations;

•	antitrust lawsuits challenging PBM pricing practices;

•	state legislation regulating PBMs or imposing fiduciary status on PBMs;

•	drug pricing legislation, including “most favored nation” pricing and “unitary pricing” legislation;

•	other Medicare and Medicaid reimbursement regulations;

•	pending legislation regarding importation of drug products into the United States;

•	legislation imposing benefit plan design restrictions, which limit how our clients can design their drug benefit plans;

•	network pharmacy access laws, including “any willing provider” and “due process” legislation, that affect aspects of our pharmacy network contracts; and

•	formulary development and disclosure laws.

These and other regulatory matters are discussed in more detail under “Business - Government Regulation” below.

If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties. We devote significant operational and managerial resources to comply with these laws and regulations. Although we believe that we are operating our business in substantial compliance with all existing legal requirements material to our business, different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.

Government efforts to reduce health care costs and alter health care financing practices could lead to a decreased demand for our services or to reduced rebates from manufacturers.

Efforts to control health care costs, including prescription drug costs, are underway at the federal and state government levels. Congress considers proposals to reform the U.S. health care system on an on-going basis. These proposals may increase governmental involvement in health care and PBM services and may otherwise change the way our clients do business. Our clients and prospective clients may react to these proposals and the uncertainty surrounding them by cutting back or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. These proposals could lead to a decreased demand for our services or to reduced rebates from manufacturers.

In addition, both Congress and state legislatures are expected to consider legislation to increase governmental regulation of managed care plans. Some of these initiatives would, among other things, require that health plan participants have greater access to drugs not included on a plan’s formulary and give health plan participants the right to sue their health plans for malpractice when they have been denied care. The scope of the managed care reform proposals under consideration by Congress and state legislatures and enacted by states to date vary greatly, and we cannot predict the extent of future legislation. However, these initiatives could greatly limit our business practices and impair our ability to serve our clients.

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

Technology is also an important component of our business, as we continue to utilize new and better channels, such as the Internet, to communicate and interact with our clients, participants and business partners. If our competitors are more successful than us in employing this technology, our ability to attract new clients, retain existing clients and operate efficiently may suffer.

Our leverage and debt service obligations could impede our operations and flexibility.

In January 2005, we negotiated a $65 million credit facility with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. (“JPMorgan credit facility”). As of June 30, 2006, we had no outstanding borrowings under the JPMorgan credit facility. If and when we borrow funds under the JPMorgan credit facility, we could incur substantial interest expense and future repayment obligations.

Our level of debt and the limitations imposed on us by our debt agreements could have important consequences, including the following:

•	we will have to use a portion of our cash flow from operations for debt service rather than for our operations;

•	we may from time to time incur additional indebtedness under our JPMorgan credit facility, which is subject to a variable interest rate, making us vulnerable to increases in interest rates;

•	we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and react to changes in market or industry conditions;

•	we could be more vulnerable to general adverse economic and industry conditions; and

•	we may be disadvantaged compared to competitors with less leverage.

Furthermore, our ability to satisfy our obligations, including our debt service requirements, will be dependent upon our future performance. Factors which could affect our future performance include, without limitation, prevailing economic conditions and financial, business and other factors, many of which are beyond our control and which affect our results of operations, financial position and/or cash flow from operations.

Our JPMorgan credit facility is secured by our assets. If we are unable to meet our obligations under the JPMorgan credit facility, these creditors could exercise their rights as secured parties and take possession of our assets. This would materially adversely affect our results of operations and financial condition.

Risks related to bioterrorism and mail tampering, and mail irradiation and other procedures the government may implement to manage these risks, could adversely affect and limit the growth of our mail and specialty service business.

Many prescription drugs are delivered directly to our consumers through the mail. In particular, our mail and specialty service pharmacies send thousands of parcels a week through the United States Postal Service (“USPS”) and other couriers. A number of our contracts also require us to deliver prescriptions within a designated period of time on average following receipt of an order. We have no control, however, over delays caused by disruptions to the USPS or other courier services. Moreover, should the risks related to bioterrorism or mail tampering increase or Mail Service experience interruptions or significant delays, we may have difficulty satisfying our contractual performance obligations and consumers may lose confidence in our mail and specialty service pharmacies.

Additionally, the use of mail irradiation devices, if implemented, could be harmful to pharmaceutical products shipped via the mail. We understand that this technology is not in general use and the USPS has not announced plans to use irradiation screening on prescription medicines. However, should the federal government implement mail irradiation technology to protect national security due to the risks of bioterrorism via the mail or for other unforeseen reasons, safe and reliable delivery of prescription drugs through the mail may be difficult. If any of these events occur, we could be forced to temporarily or permanently discontinue our mail and specialty service operations and we would lose an important competitive advantage.

Any disruption of or failure in our automated mail service pharmacy or our data center could significantly reduce our ability to process and dispense prescriptions and provide products and services to our clients.

Our automated pharmacy and Mail Service delivery system is located in Miramar, Florida. Our main data center, located in Port Washington, New York, provides primary support for all applications and systems required for our business operations, including our claims processing, billing and communications. These facilities depend on the infrastructure in the areas where they are located and on the uninterrupted operation of our computerized dispensing systems and our electronic data processing systems. Significant disruptions at any of these facilities due to failure of our technology or any other failure or disruption to these systems or to the infrastructure due to fire, electrical outage, natural disaster, acts of terrorism or some other catastrophic event could reduce our ability to process and dispense prescriptions and provide products and services to our clients. Although we maintain redundancies and other preventative measures to protect against disruption of these systems, there can be no assurance that redundant systems will in fact operate as intended or with the same effect as the primary systems.

Product withdrawal from the market and utilization decreases based off of increased safety risk profiles of specific drugs may cause prescription volumes to decline and our net revenues and profitability may be negatively impacted.

Our net revenues and profitability are based on the dispensing of brand-name and generic drugs by our Mail Service and Specialty Service pharmacies and retail pharmacies. Withdrawal of these products by the manufacturers or utilization decreases based off of increased safety risk profiles of specific drugs or classes of drugs may cause physicians to cease writing or reduce the numbers of prescriptions written for these drugs. Also, negative press regarding drugs with higher safety risk profiles may reduce consumer demand for such drugs. In these cases, if there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our volumes, net revenues, profitability and cash flows may decline.

The launch of generic pharmaceuticals into the marketplace may impact our financial results.

A great deal of our earned rebates on drugs comes from drugs whose patents will expire over the next several years. When these patents expire, generic products will be introduced and may substantially reduce the market share of brand-name drugs and the rebates manufacturers provide to us for their brand-name drugs that are included on the formularies we manage. We may also be unable to negotiate rebates for new brand-name drugs comparable to the rebates we are receiving from brand-name drugs with expiring patents. Even though we generally earn higher margins on generic drugs than we earn on brand-name drugs, manufacturers of newly-introduced generic drugs sometimes benefit from an exclusive marketing period, generally six months, during which time we may be unable to earn these higher margins. Therefore, the typically higher margins we earn on generic drugs and rebates from newly-approved, brand-name drugs may not offset any decline in rebates for brand-name drugs with expired patents.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2.	DESCRIPTION OF PROPERTIES.

Our corporate headquarters consists of approximately 37,000 square feet of office space located at 26 Harbor Park Drive in Port Washington, New York (the “Leased Premises”). NMHC subleases the Leased Premises from BFS Realty, LLC, an affiliate of a former Chairman (the “Affiliate”) pursuant to a lease dated November 1, 2001, as amended to date (the “Lease”). The Affiliate leases the Leased Premises from the Nassau County Industrial Development Agency (“NCIDA”) pursuant to a lease that was entered into by NCIDA and the Affiliate in December 2004, which expires in December 2015.

The Lease provides that, effective May 1, 2004, the rent payable by us shall be an aggregate annual rent of $594,678 over a ten year term, plus expenses related to real estate taxes, utilities and maintenance. Annual rent increases will be based upon the Consumer Price Index plus 2.5% subject to a maximum annual cap of 3.5%. The Lease expires ten years from the occupancy date of May 1, 2004.

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

We conduct our PBM operations from the following locations: Arkansas, California, Florida, New York and Pennsylvania. Our Specialty Service operation which supports the delivery of certain medications to individuals with chronic or genetic diseases and disorders is located in Maine. The aggregate annual rental payments for our leased PBM and Specialty Service segments approximated $1,587,000.

In addition, we rent two houses from Living In Style, LLC, an entity owned partially by Tery Baskin, an executive officer, and James Bigl, a former Chairman of the Board, which is used for out-of-town employees when they are visiting our Port Washington, New York headquarters. During the fiscal year ended June 30, 2006, we evaluated the cost of local hotels for these individuals and determined it was more cost efficient to rent the house. Pursuant to leases dated May 1, 2002 and expiring April 30, 2007, we paid an aggregate of $147,000 in rent for these two facilities during the fiscal year ended June 30, 2006. The annual rent for each of the facilities increases by 5% per year.

Item 3. LEGAL PROCEEDINGS.

From time to time we become subject in legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these claims and proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on The Nasdaq National Market System under the symbol “NMHC” (“NASDAQ”). The following table sets forth the range of high and low common stock market prices for fiscal 2006 and 2005.

	Fiscal Years ended June 30,
	2006		2005
	High	Low	High	Low
First Quarter (July-Sept)	$28.57	$23.75	$29.99	$19.48
Second Quarter (Oct – Dec.)	$28.69	$25.25	$24.97	$18.73
Third Quarter (Jan-March)	$32.29	$27.02	$24.48	$19.40
Fourth Quarter (April – June)	$28.24	$10.77	$26.36	$21.40

Holders

NMHC has been advised by its transfer agent (Continental Stock Transfer & Trust Company) that the approximate number of record holders of its common stock as of September 6, 2006 was 19.

Dividend Policy

We have not declared or paid any cash dividends in the past on our common stock. Our series A preferred stock provides for an annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary (March 19, 2009) from the issuance date (March 19, 2004). Cash dividends of approximately $5.6 million were paid out on the redeemable convertible preferred stock for the year ended June 30, 2006. We are otherwise prohibited, under the terms of the JPMorgan credit facility, from making any distributions to shareholders or declaring or paying any dividends. Even if such prohibition were not in effect, we currently intend to retain any earnings to finance our growth. Any future payments of dividends other than as set forth above will be at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1)	1,510,556	$22.60	975,881
Equity Compensation Plans approved by security holders (2)	20,400	—	679,600
Equity Compensation Plans not approved by security holders	—	—	—

(1)	Reflects information about outstanding and issuable options under the 1999 Stock Option Plan, as amended.
(2)	Reflects information about outstanding and issuable restricted stock units under the 2000 Restricted Stock Grant Plan.

Recent Sales of Unregistered Securities

No unregistered shares of our securities were issued during the fiscal year ended June 30, 2006.

Item 6. SELECTED FINANCIAL DATA.

The following selected financial data has been derived from our audited financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including notes thereto. All amounts are in thousands, except per share amounts.

	Year Ended June 30,
	2006	2005	2004	2003	2002
Income Statement Data: (1)
Revenue	$862,853	$800,592	$651,098	$573,266	$459,832
Cost of claims	771,487	713,883	587,055	525,472	424,733

Gross profit	91,366	86,709	64,043	47,794	35,099
Selling, general and administrative expenses	75,852	67,786	50,606	35,974	27,230

Operating income	15,514	18,923	13,437	11,820	7,869
Other income (expense)	1,158	1,489	40	(804)	(502)

Income before provision for income taxes	16,672	20,412	13,477	11,016	7,367
Provision for income taxes	7,015	8,031	5,524	4,602	2,900

Net income	9,657	12,381	7,953	6,414	4,467
Beneficial conversion feature	—	—	80,000	—	—
Preferred stock cash dividend	5,600	5,600	1,596	—	—
Accretion of transaction expenses	475	475	135	—	—

Net income (loss) available to common stockholders	$3,582	$6,306	$(73,778)	$6,414	$4,467

Earnings (loss) per common share:
Basic	$0.70	$1.39	$(11.14)	$0.85	$0.62
Diluted	$0.67	$1.03	$(11.14)	$0.80	$0.56
Weighted average number of shares outstanding:
Basic	5,143	4,542	6,622	7,590	7,213
Diluted	5,311	11,984	6,622	8,036	7,909

Balance Sheet Data:
Cash and cash equivalents	$8,410	$7,272	$3,388	$5,222	$1,768
Working capital (deficit) (2)	(7,098)	(24,437)	(27,706)	(32,567)	(42,653)
Total assets	272,153	283,931	226,149	156,740	149,895
Long term debt including current portion	16	1,905	2,272	16,491	24,065
Redeemable convertible preferred stock	76,338	75,864	75,389	—	—
Total common stockholders’ equity (deficit)	25,006	9,854	(6,623)	28,426	21,277
Prescriptions Paid	31,842	25,828	18,028	16,041	12,458
Retail	31,199	25,251	17,888	16,041	12,458
Mail (3)	644	577	140	N/A	N/A
Adjusted prescriptions (4)	33,130	26,982	18,308	16,041	12,458

(1)	Reference is made to Item 1 hereof, (Description of Business), Item 7 hereof (Management’s Discussion & Analysis of Financial Condition and Results of Operations) and Item 8 hereof (Note 3 – Business Acquisitions) for descriptions of the various acquisitions that have been consummated in the last 3 years, and the financing arrangements that have been set in place; such acquisitions and financings affect the comparability of the information provided in the foregoing tables for fiscal years 2002 through 2006.

(2)	Calculated as current assets less current liabilities.
(3)	We began filling prescriptions out of our Mail Service facility on July 1, 2003.
(4)	Estimated adjusted prescription volume equals the Mail Service prescriptions multiplied by 3, plus retail prescriptions. These Mail Service prescriptions are multiplied by 3 to adjust for the fact that they typically include approximately 3 times the amount of product days supplied compared with retail prescriptions.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We provide comprehensive PBM services to plan clients, which include managed care organizations, local governments, unions, corporations and third party health care plan administrators through our network of licensed pharmacies throughout the United States. Our PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy claims management, specialty pharmacy claims management, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, disease information services, data access, reporting and information analysis, and physician profiling. We also provide a mail service pharmacy and a specialty pharmacy program for our clients and individual patients.

With the acquisition and significant growth of Ascend, we have two reportable segments, PBM and Specialty Pharmacy. The PBM segment includes the sale of traditional prescription drugs to our clients and their participants, either through our nationwide network of pharmacies or our mail service pharmacy. The Specialty Pharmacy segment includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases.

Both the PBM and Specialty Pharmacy segments operate in the United States and its territories.

Our revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to clients and participants, either through our nationwide network of pharmacies, our mail service pharmacy or our specialty pharmacy. Revenue related to the sales of prescription drugs by our nationwide network of pharmacies, our mail service pharmacy or specialty pharmacy is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using our on-line processing system. Specialty pharmacy revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors, patients and others.

Participant co-payments are not recorded as revenue. Under our client contracts, the pharmacy is solely obligated to collect the co-payments from the participants. Under client contracts, we do not assume liability for participant co-payments in pharmacy transactions. As such, we do not include participant co-payments to pharmacies in revenue or cost of claims. For the fiscal years ended June 30, 2006, 2005 and 2004, excluded from our revenue and cost of claims was approximately $321,055, $280,946 and $203,420, respectively, of participant co-payments to pharmacies. If the above amounts were included in our revenue and cost of claims, our operating income, net income, consolidated balance sheets and statements of cash flows would not have been affected.

We evaluate client contracts to determine whether we act as a principal or as an agent in the fulfillment of prescriptions through our retail pharmacy network. We act as a principal in most of our transactions with clients and revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with clients, as well as our administrative fees (“Gross Reporting”). Gross reporting is appropriate because we (a) have separate contractual relationships with clients and with pharmacies, (b) are responsible to validate and economically manage a claim through our claims adjudication process, (c) commit to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (d) manage the overall prescription drug relationship with the patients, who are participants of clients’ plans, and (e) have credit risk for the price due from the client. In instances where we merely administer a client’s network pharmacy contracts to which we are not a party and under which we do not assume credit risk, we only record our administrative fees as revenue. For these clients, we earn an administrative fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions, we act as a conduit for the client. As we’re not the principal in these transactions, drug ingredient cost is not included in our revenues or in our cost of claims. As such, there is no impact to our gross profit. Whether revenues are recorded on either a gross or net basis, we record the gross amount billed in accounts receivable and the related claims payable to pharmacies on our balance sheets.

The rebates that we receive from pharmaceutical manufacturers are recognized when we are entitled to them in accordance with the terms of our arrangements with pharmaceutical manufacturers, third party rebate administrators, and our clients, and when the amount of the rebate is determinable. Our revenue is reduced by the amount of rebates remitted to our clients. We compute the estimated amount of rebates due direct from the drug manufacturers based on the actual claims data and the criteria established in each individual contract. The drug manufacturers are obligated to reimburse us for earned rebates within a specified period of time. We reconcile our estimates to amounts received from the manufacturers on a quarterly basis. Certain of our clients are contractually entitled to all or a portion of the rebates we receive. The manufacturer rebates retained by us, after the clients receive their contractual amounts, have historically had a significant impact on our financial performance. For the fiscal years ended June 30, 2006, 2005 and 2004, the rebates retained by us have approximated 13%, 15% and 16%, respectively, of our total gross profit. Due to the expected continued growth and diversification of our business, we expect rebates to continue to account for a significant, but declining, percentage of our total gross profit.

The pharmacy benefit management industry is intensely competitive, generally resulting in continuous pressure on our gross profit as a percentage of total revenue. In recent years, industry consolidation and dramatic growth in managed healthcare have led to increasingly aggressive pricing of pharmacy benefit management services. Given the pressure on all parties to reduce healthcare costs, we expect this competitive environment to continue for the foreseeable future.

We plan to continue our organic growth through increased marketing of our services and by expanding the range of services offered, including home delivery services through Mail Service, and specialty pharmacy services through our Specialty Service segment. We believe these services to be in growing demand within the healthcare industry. In addition, we intend to continue to pursue an acquisition program to supplement our organic growth by making acquisitions of other specialty pharmacy businesses and PBM businesses meeting specific criteria.

OPERATING INCOME

($ in thousands)

Years ended June 30,

	2006	Increase/ (Decrease)	2005	Increase	2004
Revenue	$862,853	7.8%	$800,592	23.0%	$651,098
Cost of claims	771,487	8.1%	713,883	21.6%	587,055

Gross profit	91,366	5.4%	86,709	35.4%	64,043
Selling, general and administrative expenses	75,852	11.9%	67,786	33.9%	50,606

Operating income	$15,514	(18.0)%	$18,923	40.8%	$13,437

Results of Operations

Fiscal Year Ended June 30, 2006 Compared to Fiscal Year Ended June 30, 2005

Revenue increased $62.3 million, or approximately 7.8%, from $800.6 million for the fiscal year ended June 30, 2005 to $862.9 million for the fiscal year ended June 30, 2006. Revenue recognized from contracts recorded on a gross revenue basis was $852.3 million for the fiscal year ended June 30, 2006 and $794.8 million for the fiscal year ended June 30, 2005. Revenue recognized from contracts recorded on a net revenue basis was $10.6 million for the fiscal year ended June 30, 2006 and $5.8 million for the fiscal year ended June 30, 2005. The specific terms of the contracts that we enter into with our clients will determine whether we recognize the gross revenue related to the cost of the prescriptions filled. For those contracts that we only recognize net revenue, there is no impact on our gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. Whether revenues are recorded on either a gross or net basis, we record the gross amount billed in accounts receivable and the related claims payable to pharmacies on our balance sheets. We include in revenue only those co-payments earned from Mail Service. For the fiscal year ended June 30, 2006, there were approximately $18.4 million of co-payments included in revenue as compared to approximately $15.1 million for the fiscal year ended June 30, 2005. Co-payments retained by pharmacies on prescriptions filled for our participants and not included in our revenue were $321.1 million and $280.9 million, for the fiscal years ended June 30, 2006 and 2005, respectively. Under our client contracts, the pharmacy is solely obligated to collect the co-payments from the participants. Under client contracts, we do not assume liability for participant co-payments in pharmacy transactions. As such, we do not include participant co-payments to pharmacies in our revenue or our cost of claims.

The $62.3 million, or 7.8%, increase in revenue during fiscal 2006 is primarily the result of i) $59.2 million inclusion of revenues from PCN, which we acquired on March 7, 2005, ii) increase in co-payment revenue from Mail Service of approximately $3.3 million due to higher sales volume and iii) increase in revenue from Specialty Service of $3.6 million due to higher sales volume. These increases were offset by $1.5 million of additional credit memos issued to various customers and a $2.3 million reduction in non-PCN business.

Cost of claims increased $57.6 million, or approximately 8.1%, from $713.9 million for the fiscal year ended June 30, 2005 to $771.5 million for the fiscal year ended June 30, 2006. This increase is primarily the result of i) $52.9 million inclusion of cost of claims from PCN, which we acquired on March 7, 2005, ii) increases in cost of claims from Specialty Service of $3.5 million related to higher sales volumes and iii) $0.5 million write-down of obsolete inventory from our Mail Service facility in Miramar, Florida. As a percentage of revenue, cost of claims increased from 89.2% to 89.4% for the fiscal years ended June 30, 2005 and June 30, 2006, respectively.

Gross profit increased $4.7 million, or approximately 5.4%, from $86.7 million for the fiscal year ended June 30, 2005 to $91.4 million for the fiscal year ended June 30, 2006. This increase is primarily the result of i) $6.3 million related to the PCN acquisition and ii) increase in volume of claims from our Mail Service pharmacy which resulted in additional gross profit of $1.0 million. These increases were partially offset by i) $1.5 million of additional credit memos issued to various customers, ii) $0.5 million write-down of obsolete inventory from our Mail Service facility in Miramar, Florida and iii) reduction in non-PCN business. Gross profit, as a percentage of revenue, decreased from 10.8% to 10.6% for the fiscal years ended June 30, 2005 and June 30, 2006, respectively.

Selling, general and administrative expenses increased $8.1 million, or approximately 11.9%, from $67.8 million for the fiscal year ended June 30, 2005 to $75.9 million for the fiscal year ended June 30, 2006. This increase is primarily the result of i) $3.6 million related to the PCN acquisition, ii) $3.2 million of compensation expense primarily related to the expensing of employee stock options, beginning July 1, 2005, in accordance with Financial Accounting Standards Board (“FASB”) statement No. 123(R) and iii) $2.8 million related to investments in our information systems’ infrastructure and continual upgrading/maintenance of our adjudication system. These items were partially offset by a $1.7 million reduction in legal settlements which primarily related to our settlement of the Midwest Health Plan lawsuit during August 2005 which was accrued for as of June 30, 2005.

Selling, general and administrative expenses as a percent of revenue increased from 8.5% for the fiscal year ended June 30, 2005 to 8.8% for the fiscal year ended June 30, 2006.

Other income, net decreased $0.3 million, or approximately 22.2%, from $1.5 million for the fiscal year ended June 30, 2005 to $1.2 million for the fiscal year ended June 30, 2006. The decrease primary relates to the recognition of a $1.7 million non-recurring gain from an insurance claim which represented the excess of the insurance proceeds over the carrying value of the assets covered by the claim during the fiscal year ended June 30, 2005. This item was partially offset by increased interest income earned on our higher cash balances throughout fiscal 2006. In addition, we aggregate rebates for an unrelated third party and charge such third party interest on advances we make to them for their rebates. For the fiscal year ended June 30, 2006, we earned $0.5 million in interest income from this unrelated third party.

Income before the provision for income taxes decreased $3.7 million, or approximately 18.3%, from $20.4 million for the fiscal year ended June 30, 2005 to $16.7 million for the fiscal year ended June 30, 2006. The decrease relates to the $4.7 million increase in our gross profit primarily offset by the $8.1 million increase in our selling, general and administrative expense as noted above.

Our effective tax rate was 42.1% for the fiscal year ended June 30, 2006 as compared to 39.3% for the fiscal year ended June 30, 2005. The increase in the effective tax rate for the fiscal year ended June 30, 2006 primarily resulted from the expensing of employee stock options in accordance with FASB statement No. 123(R). This compensation expense for incentive stock options, which is not deductible for income tax purposes, increased our effective tax rate by approximately 4%.

Net income decreased $2.7 million, or approximately 22.0%, from $12.4 million for the fiscal year ended June 30, 2005 to $9.7 million for the fiscal year ended June 30, 2006. The decrease primarily relates to the $2.6 million compensation charge, net of its income tax benefit, primarily related to the expensing of employee stock options in accordance with FASB statement No. 123(R). This decrease was further caused by the increase in selling, general and administrative expenses, offset by the increase in our gross profits.

In addition, there were two charges against net income available to common stockholders related to the New Mountain Transaction (see “Liquidity and Capital Resources”). The first of these charges relates to series A preferred stock cash dividends, which amounted to $5.6 million for both fiscal years ended June 30, 2006 and 2005. The series A preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80 million), which decreases to 3.5% after the fifth anniversary of issuance, March 19, 2009. The dividend of $5.6 million represents the amount accrued and paid for both fiscal years ended June 30, 2006 and 2005. The second charge is for the accretion of transaction expenses which were $0.5 million for both fiscal years ended June 30, 2006 and 2005.

After deducting these two charges from net income, there remained net income available to common stockholders of $3.6 million for the fiscal year ended June 30, 2006 as compared to $6.3 million for the fiscal year ended June 30, 2005.

Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004

Revenue increased $149.5 million, or approximately 23.0%, from $651.1 million for the fiscal year ended June 30, 2004 to $800.6 million for the fiscal year ended June 30, 2005. Revenue recognized from contracts recorded on a gross revenue basis was $794.8 million for the fiscal year ended June 30, 2005 and $648.5 million for the fiscal year ended June 30, 2004. Revenue recognized from contracts recorded on a net revenue basis was $5.8 million for the fiscal year ended June 30, 2005 and $2.6 million for the fiscal year ended June 30, 2004. The specific terms of the contracts that we enter into with our clients will determine whether we recognize the gross revenue related to the cost of the prescriptions filled. For those contracts that we only recognize net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. Whether revenues are recorded on either a gross or net basis, we record the gross amount billed in accounts receivable and the related claims payable to pharmacies on our balance sheets. We include in revenue only those co-payments earned from Mail Service. For the fiscal year ended June 30, 2005, there were approximately $15.1 million of co-payments included in revenue as compared to approximately $2.3 million for the year ended June 30, 2004. Co-payments retained by pharmacies on prescriptions filled for our participants and not included in our revenue were $280.9 million and $203.4 million, for the fiscal years ended June 30, 2005 and 2004, respectively. Under our client contracts, the pharmacy is solely obligated to collect the co-payments from the participants. Under client contracts, we do not assume liability for participant co-payments in pharmacy transactions. As such, we do not include participant co-payments to pharmacies in our revenue or our cost of claims.

Of the $149.5 million increase in revenue in fiscal 2005, $25.0 million was due to the inclusion of revenues from PCN, which we acquired March 7, 2005. In addition, $39.0 million was due to the inclusion of revenue from Inteq, which we acquired April 1, 2004. Co-payments received from Mail Service accounted for $12.9 million of this increase. Another approximately $96.9 million of the overall gross revenue increase was due to revenue related to new clients or new services offered during fiscal 2005 excluding contracts recorded on a net revenue basis. An additional increase of approximately $49.4 million was attributable to other existing clients as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant. These increases were partially offset by revenue decreases related to the termination of existing customer contracts throughout the fiscal year, leading to a reduction in revenue of approximately $73.7 million.

Cost of claims increased $126.8 million, or approximately 21.6%, from $587.1 million for the fiscal year ended June 30, 2004 to $713.9 million for the fiscal year ended June 30, 2005. PCN accounted for $21.7 million, of the net increase, while Inteq accounted for another $35.2 million. New clients and the growth in existing clients accounted for $140.9 million of the increase. This increase was partially offset by the loss of clients which reduced cost of claims by $71.0 million (including a $1.1 million adjustment for previous pharmacy claims). As a percentage of revenue, cost of claims decreased from 90.2% to 89.2% for the fiscal years ended June 30, 2004 and June 30, 2005, respectively. The contracts that we recognized on a net revenue basis decreased our overall costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis. In addition, the receipt of an additional $12.9 million in co-payments from Mail Service resulted in a lower cost of claims as a percent of revenue, since no additional cost of claims are incurred related to these fees.

Gross profit increased $22.7 million, or approximately 35.5%, from $64.0 million for the fiscal year ended June 30, 2004 to $86.7 million for the fiscal year ended June 30, 2005. In addition to the revenue volume increase described above, PCN accounted for $3.3 million, or 15%, of the increase. Inteq accounted for another $3.8 million, or 17% of the increase. The increase in rebates (and administrative fees related to the collection of rebates) after accounting for the amount of rebates that are shared with clients, accounted for another $2.5 million, or 11%. The balance of the increase relates to the margins on the new business that replaced the lost business and growth in the existing business from additional services provided. Gross profit, as a percentage of revenue, increased from 9.8% to 10.8% for the year ended June 30, 2004 and June 30, 2005, respectively. The contracts that we recognize on a net revenue basis have the effect of improving the gross margin as a percentage of revenue due to the fact that recorded revenue and costs are lower since only the administrative fees related to these contracts are recorded. The increased activities at Mail Service and Specialty Service also led to an increase in gross profit percentage, year-over-year. Partially offsetting the impact of the net revenue and new activities, we have seen some decline in profit margins due to competitive pressures.

Selling, general and administrative expenses increased $17.2 million, or approximately 34.0%, from $50.6 million for the fiscal year ended June 30, 2004 to $67.8 million for the fiscal year ended June 30, 2005. Included in selling, general and administrative expenses for the fiscal year ended June 30, 2004 was approximately $2.6 million of a non-recurring expense related to the New Mountain Transaction (see “Liquidity and Capital Resources”) and for the fiscal year ended June 30, 2005 was an approximately $1.7 million charge for the settlement of the Midwest Health Plan lawsuit. Excluding these items, the increase in selling, general and administrative expenses was $18.1 million. Approximately $7.6 million, or 42%, of this increase in selling, general and administrative expenses is related to new entities acquired by NMHC during the fiscal year ended June 30, 2005. The major components of the $7.6 million increase in expenses related to the acquisitions were: i) salaries and benefits – approximately $3.6 million, ii) commissions and fees to outside brokers and sales consultants – approximately $1.5 million, iii) depreciation and amortization – approximately $0.9 million, iv) rent and related expenses – approximately $0.7 million, v) IT expenses – approximately $0.4 million, vi) professional fees – approximately $0.2 million, and vii) other – approximately $0.3 million. Non-acquisition related increases included: i) salaries and benefits (from increased headcount) - $3.8 million, ii) commissions and fees to outside brokers and sales consultants - $2.2 million, iii) professional fees (much as a result of compliance with the Sarbanes-Oxley Act) - $2.1 million, iv) IT expenses - $2.0 million and v) other - $0.4 million.

Selling, general and administrative expenses as a percent of revenue increased from 7.8% for the fiscal year ended June 30, 2004 to 8.5% for the fiscal year ended June 30, 2005. The main reasons for the increase were the impact of recognizing more contracts on a net revenue basis.

For the fiscal year ended June 30, 2005, we earned other income, net, of approximately $1.5 million. For the fiscal year ended June 30, 2004, we earned other income, net, of approximately $40,000. The primary component of the increase in other income was the realization of a $1.7 million gain from an insurance claim which represented the excess of the insurance proceeds over the carrying value of the assets covered by the claim.

Income before the provision for income taxes increased approximately $6.9 million, or 51.1%, from approximately $13.5 million, for the fiscal year ended June 30, 2004, to approximately $20.4 million for the fiscal year ended June 30, 2005. The primary factors leading to this increase were the rises in gross profit and other income, offset by the increase in selling, general and administrative expenses related to the activities of the new entities we acquired.

The effective tax rate decreased from 41.0% for the year ended June 30, 2004 to 39.3% for the year ended June 30, 2005. The main reason for the decrease was a reduction in our state income taxes.

Net income for the fiscal year ended June 30, 2005 was approximately $12.4 million as compared to approximately $8.0 million for the fiscal year ended June 30, 2004, a 55.0% increase. The increase in net income is attributable to the same factors causing the increase in income before income taxes, in addition to the lower effective tax rate.

In addition, there were three other charges recorded against net income (loss) available to common stockholders related to the New Mountain Transaction (see “Liquidity and Capital Resources”). The first of these charges relates to series A preferred stock cash dividends, which amounted to $5.6 million for the fiscal year ended June 30, 2005 and approximately $1.6 million for the fiscal year ended June 30, 2004. The series A preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80 million), which decreases to 3.5% after the fifth anniversary of issuance. All dividends accrued in each fiscal year were paid by the end of the given fiscal year. The second charge during the fiscal year ended June 30, 2004 was the $80 million beneficial conversion feature. This non-recurring, non-cash charge represents the difference between the fair market value of our common stock on the date of the closing of the New Mountain Transaction and the effective conversion price of $11.29, which is limited to the $80 million purchase price for the series A preferred stock. The third charge is for the accretion of transaction expenses. Certain transaction costs of approximately $4.7 million related to the New Mountain Transaction series A preferred stock investment are deducted from the net proceeds and the carrying value of the series A preferred stock. These transaction costs are accreted to the series A preferred stock carrying value over the ten-year life of the series A preferred stock investment. Such accretion amounted to approximately $475,000 for the fiscal year ended June 30, 2005 and $135,000 for the fiscal year ended June 30, 2004. After deducting these three charges from net income, there remained net income available to common stockholders of approximately $6.3 million for the fiscal year ended June 30, 2005, as compared to a net loss available to common stockholders of approximately $73.8 million for the fiscal year ended June 30, 2004.

While net income and net income available to common stockholders excluding the New Mountain Transaction items are not measures of financial performance under United States generally accepted accounting principles (“GAAP”), they are provided as information for investors for analysis purposes in evaluating the effect of the New Mountain Transaction items on net income and net income available to common stockholders. Net income and net income available to common stockholders excluding the New Mountain Transaction items are not meant to be considered a substitute or replacement for net income or net income (loss) available to common stockholders as prepared in accordance with GAAP. The reconciliation from net income to net income available to common stockholders excluding the New Mountain Transaction items, is as follows (all amounts are in thousands, except per share amounts):

	Twelve Months Ended
	June 30, 2005		June 30, 2004
Net income, as reported	$12,381		$7,953

Add back:
Transaction bonuses and severance payment, net of income tax benefit	—		910
Compensation charge related to stock options issued in lieu of transaction bonus, net of income tax benefit	—		406
Compensation charge related to the acceleration of directors options, net of income tax benefit	—		200

Net income excluding New Mountain Transaction items (C)	12,381		9,469

Less:
Preferred dividends	5,600		1,596
Accretion of transaction expenses	475		135

Net income available to common shareholders excluding New Mountain Transaction items (A)	$6,306		$7,738

Earnings per share excluding New Mountain Transaction items:
Basic ( (A) / (B) )	$1.39		$1.17
Diluted ( (C) / (D) )	$1.03		$0.98

Weighted average number of shares outstanding:
Basic (B)	4,542		6,622
Diluted (D)	11,983	*	9,633	*

*	Diluted weighted average number of shares assumes the conversion of the 6,957 shares of redeemable convertible preferred stock and dilutive common stock options and warrants.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Liquidity and Capital Resources

Our primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades, funding of accounts receivable and inventory in our mail service facility and specialty pharmacy. Also, we require cash to execute our strategy of pursuing acquisitions of specialty pharmacy businesses and PBM businesses meeting specific criteria. We have acquired seven companies since July 2000 utilizing primarily cash. This has had the effect of increasing our working capital deficits until sufficient profitability is earned to offset these deficits. As of June 30, 2006, we had a working capital deficit of $7.1 million as compared to a working capital deficit of $24.4 million as of June 30, 2005.

We have invested substantial amounts of time and resources to our Medicare drug benefit program. We have currently committed over $6.3 million in a cash account in connection with CMS requirements. As we become licensed as a risk-bearing entity in additional states, we expect to deposit an additional $8.0 million in the near future to fulfill statutory requirements in various states. We may not be able to realize any return on our investments in Medicare initiatives if the cost and complexity of recent changes by and requirements of CMS exceed our expectations or prevent effective program implementation; if the government alters or reduces funding of Medicare programs because of the higher-than-anticipated cost to taxpayers of the MMA or for other reasons; if we fail to become a risk bearing entity prior to the expiration of the CMS waivers for the 49 other states and territories; or if we fail to design and maintain programs that are attractive to our clients or individual Medicare participants; or if we are not successful in retaining employer groups and their enrollees, or winning contract renewals or new contracts under the MMA’s competitive bidding process.

Net cash provided by operating activities was $7.7 million for the fiscal year ended June 30, 2006 as compared to $10.3 million for the fiscal year ended June 30, 2005. This decrease of $2.6 million is primarily the result of a $43.6 million decrease in claims payable to pharmacies, a $3.9 million decrease in trade and other payables and accrued expenses, a $9.0 million increase in rebates receivable from manufacturers, and a $2.3 million increase relating to excess tax benefits from the exercising of stock options in accordance with FASB statement No. 123(R). These decreases were partially offset by a $48.0 million reduction in accounts receivable through improved collection efforts which led to the decrease in claims payable to pharmacies and the decrease in trade and other payables and accrued expenses as noted above. The decreases are further offset by a reduction in prepaid expenses and other current assets, primarily due to the release of the escrow in connection with the Inteq acquisition.

While cash flow from operating and investing activities excluding the impact of the PCN acquisition are not measures of financial performance under GAAP, they are provided as information for investors for analysis purposes in evaluating the effect of the PCN acquisition on cash flow from operating and investing activities. Cash flow from operating and investing activities excluding the impact of the PCN acquisition is not meant to be considered a substitute or replacement for cash flow from operating and investing activities as prepared in accordance with GAAP. The reconciliation from cash flow from operating and investing activities to cash flow from operating and investing activities excluding the impact of the PCN acquisition, is as follows:

	For the fiscal year ended
	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)
Net cash provided by operating activities, as reported	$10,322	$24,060
Impact of PCN on cash flow from operations for the period March 7 – June 30, 2005	12,218	—

Net cash provided by operating activities, excluding the Impact of the PCN acquisition	$22,540	$24,060

Net cash used in investing activities, as reported	$(4,142)	$(39,361)
Impact of PCN acquisition at March 7, 2005 on cash flow from investing activities	(3,129)	—

Net cash used in investing activities, excluding the Impact of the PCN acquisition	$(7,271)	$(39,361)

Net cash (used in) provided by financing activities, as reported	$(2,296)	$13,467
Impact of PCN on cash flow (used in) provided by financing activities for the period March 7 – June 30, 2005	32	—

Net cash (used in) provided by financing activities, excluding the impact of the PCN acquisition	$(2,264)	$13,467

Cash and cash equivalents at end of period, as reported	$7,272	$3,388
Impact of PCN acquisition at March 7, 2005 and PCN’s operations for the period March 7 – June 30, 2005	9,121	—

Cash and cash equivalents at end of period, excluding the impact of the PCN acquisition	$16,393	$3,388

Historically, the timing of our collections of accounts receivable and payments of accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan clients on the one hand, and our pharmacy network on the other hand. These terms generally lead to our payments to participating pharmacies being slower than our corresponding collections from plan clients. We believe that this situation is not unusual in the pharmacy benefit management industry and expect to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future and, if they were to change materially, we could require additional working capital financing. We have put in place a $65 million revolving credit facility for acquisitions and working capital financing. However, if such terms of trade were to change materially, and/or if we were unable to obtain additional working capital financing, there could be a material adverse effect on our business, financial condition, or results of operations.

Net cash used in investing activities was $8.0 million for the fiscal year ended June 30, 2006 as compared to $4.1 million for the fiscal year ended June 30, 2005. This increase of $3.9 million is primarily the result of a $2.1 million increase in capital expenditures along with $3.2 million of cash generated from the PCN acquisition in March 2005. The PCN cash balance at the closing date, March 7, 2005, was reported as $3.2 million source of cash, or cash provided by investing activities, calculated by subtracting the $13.5 million acquisition price and related costs from the $16.7 million of cash acquired. These increases were partially offset by a $1.0 million decrease in cash paid for acquisitions as well as a $0.4 million decrease in other financing activities.

Net cash provided by financing activities was $1.5 million for the fiscal year ended June 30, 2006 as compared to net cash used in financing activities of $2.3 million for the fiscal year ended June 30, 2005. This increase of $3.8 million is primarily the result of a $2.3 million cash inflow, which represented the excess tax benefits from the exercise of employee stock option in accordance with FASB statement No. 123(R), which we’ve adopted July 1, 2005. The increase was further caused by a $0.7 million increase related to additional proceeds from the exercise of employee stock options, higher pay downs of capital lease obligations of $0.3 million and the payment of closing costs of $0.5 million in connection with our line of credit.

EBITDA

On January 28, 2005, we entered into a five-year $65.0 million cash flow based line of credit with a syndicate of commercial banks led by JPMorgan. Subject to certain conditions, the line of credit may be increased by an aggregate of $35.0 million. The line of credit contains various covenants that, among other things, require us to maintain certain financial ratios, which are consolidated net worth, consolidated fixed charge ratio and consolidated debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. As of June 30, 2006, there was no principal balance outstanding under the line of credit, and we were in compliance with all financial covenants as defined in the credit facility. The consolidated fixed charge ratio and the consolidated debt to EBITDA ratio are evaluated by JPMorgan as a measure of our liquidity and our ability to meet all of our obligations under the credit facility.

We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under GAAP. The items excluded from EBITDA but included in the calculation of our reported net income are significant components of our consolidated statements of income, and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies.

EBITDA per adjusted prescription is calculated by dividing EBITDA by the adjusted prescription volume for the period. This measure is used as an indicator of our EBITDA performance on a per-unit basis, providing insight into the cash-generating potential of each prescription. EBITDA per adjusted prescription reflects the level of efficiency in the business and is affected by changes in prescription volumes between retail and mail, as well as the relative representation of brand-name, generic and specialty drugs.

Net cash provided by operating activities can be reconciled to EBITDA, which we believe to be the most directly comparable financial measure to net cash provided by operating activities, as follows (in thousands):

	Year Ended June 30,
	2006	2005 (1)	2004 (2)
Net cash provided by operating activities	$7,658	$10,322	$24,060
Provision for income taxes	7,015	8,031	5,524
Interest (income) expense, net	(1,149)	299	109
Net change in assets and liabilities	12,342	11,989	(7,823)
Non-cash items to reconcile net cash from operations to net income	(2,873)	(3,630)	(2,578)

EBITDA	$22,993	$27,011	$19,292

Adjusted prescriptions (3)	33,130	26,982	18,308
EBITDA per adjusted prescription	$0.69	$1.00	$1.05

(1)	Includes PCN’s operating results commencing March 7, 2005, the date of acquisition.
(2)	Includes Inteq’s operating results commencing April 1, 2004, the date of acquisition. Includes Ascend’s operating results commencing July 31, 2003, the date of acquisition.
(3)	Estimated adjusted prescription volume equals the Mail Service prescriptions multiplied by 3, plus retail prescriptions. These Mail Service prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.

Contractual Obligations

We lease offices and warehouse space throughout the United States under various operating leases. The Company also leases pill dispensing and counting devices for use in its mail service pharmacy, as well as computer equipment for use in its various offices.

In addition, we rent two houses from Living In Style, LLC, an entity partially owned by Tery Baskin, an executive officer of the Company, and Bert Brodsky, a former Chairman of the Board, which is used for out-of-town employees. We evaluated the cost of hotels for these out-of-town employees and determined that it was more cost efficient to rent the houses.

The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of June 30, 2006 ($ in thousands):

Payments Due by Period

	Total	2007	2008-2009	2010-2011	Thereafter
Capital Lease Obligations	$16	$16	$—	$—	$—
Operating Leases	$18,498	$6,914	$6,847	$2,731	$2,006

Total Contractual Cash Obligations	$18,514	$6,930	$6,847	$2,731	$2,006

Commitments and Contingencies

As an approved PDP sponsor for 2007, we intend to commence offering Medicare Part D pharmacy benefits to employer groups on January 1, 2007, subject to entering into a formal agreement with CMS during the fourth quarter of 2006. This will be the first time we are a direct contractor to the federal government and subject to the rules, regulations and enforcement authority of the federal government over its contractors. In addition, under regulations established by CMS governing participation in the Medicare Part D program, our subsidiary, NMHC Group Solutions, must be a risk-bearing entity regulated under state insurance laws and must obtain licensure as a domestic insurance company prior to entering into a formal contract with CMS. NMHC Group Solutions has been approved to operate as a risk-bearing entity in its domicile state, Delaware, and has filed applications for licensure in the 49 other states and Washington D.C., and Puerto Rico. We are at various stages with these applications in the ancillary states as some states are considering our application, others we have not heard back from and others have been withdrawn for failure to meet certain requirements. We expect to operate under a three year wavier granted by CMS for these other states and territories. We have currently committed over $6.3 million in a cash account in connection with CMS requirements. As we become licensed as a risk-bearing entity in additional states, we expect to deposit an additional $8 million in the near future to fulfill statutory requirements in various states.

Certain of our business acquisition agreements include “earn-out” provisions. These provisions generally require that we pay to the seller or sellers of the business additional amounts based on the performance of the acquired business. The payments typically are made after a certain period of time and our next earn-out payment to the shareholders of Ascend will be made in fiscal 2007. Since the size of each payment depends upon performance of the acquired business, we do not expect that such payments will have a material adverse impact on our future results of operations or financial condition.

We entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the “purchase agreement”). Pursuant to the purchase agreement, we agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of the series A preferred stock at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80 million. On March 19, 2004, we completed the sale of the series A preferred stock to New Mountain Partners and used approximately $49 million of the proceeds of the sale of the series A preferred stock to purchase, pursuant to a tender offer, 4,448,900 shares of our outstanding common stock at $11.00 per share (collectively, the “New Mountain Transaction”.)

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

We anticipate that current cash positions, together with anticipated cash flow from operations, will be sufficient to satisfy our contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of our stated goals to acquire specialty pharmacy businesses and PBM businesses meeting specific criteria. Depending on our evaluation of future acquisitions, additional cash may be required to complete these acquisitions. In addition, we will require cash to acquire inventory for our mail service and specialty service operations. In the event that our plans change or our assumptions prove to be inaccurate, or our cash on hand together with the proceeds from our revolving credit facility prove to be insufficient to fund operations and acquisitions, we could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to us, if at all.

Supplemental Quarterly Financial Data

The following unaudited financial data has been restated for the quarters ended December 31, 2005 and March 31, 2006. This restatement reflects the correction of two rebate cash receipts from one pharmaceutical manufacturer which resulted in NMHC recognizing additional rebate revenue during the quarter ended December 31, 2005. The impact of this was a misstatement on our income statement and a resulting overstatement of $662,000 ($380,000 tax effected) of operating income for the quarter ended December 31, 2005 and an understatement of $662,000 ($380,000 tax effected) of operating income for the quarter ended March 31, 2006. There was no impact on our results of operations or cash flows for the fiscal year ended June 30, 2006. (All amounts are in thousands, except per share amounts):

	Fiscal Year 2006
Quarters ended	June 30	March 31 (restated)	December 31 (restated)	September 30
Revenue, as restated	$211,451	$216,801	$219,909	$214,692
Cost of claims, as restated	$189,744	$194,381	$196,232	$191,130
Gross profit, as restated	$21,707	$22,420	$23,677	$23,562
Income before provision for income taxes, as restated	$3,122	$3,501	$5,043	$5,006
Net income, as restated	$1,884	$2,008	$2,898	$2,867
Net income available to common Stockholders, as restated	$369	$510	$1,368	$1,335
Earnings per common share:
Basic, as restated	$0.07	$0.10	$0.27	$0.27
Diluted, as restated	$0.07	$0.10	$0.24	$0.24
Weighted-average number of common shares outstanding:
Basic	5,291	5,200	5,025	4,862
Diluted	5,413	5,302	12,146	12,102

	Fiscal Year 2005
Quarters ended	June 30	March 31	December 31	September 30
Revenue	$215,858	$199,342	$200,550	$184,842
Income before provision for income taxes	$3,913	$5,538	$6,442	$4,519
Net Income	$2,647	$3,267	$3,801	$2,666
Net income available to common Stockholders	$1,132	$1,769	$2,270	$1,135
Earnings per common share:
Basic	$0.24	$0.39	$0.51	$0.26
Diluted	$0.22	$0.27	$0.32	$0.22
Weighted-average number of common shares outstanding:
Basic	4,764	4,584	4,424	4,400
Diluted	12,085	11,997	11,865	11,904

Other Matters

Inflation

Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenue and cost of claims.

Use of Estimates and Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates.

Critical Accounting Policies and Estimates

We describe below what we believe to be our critical accounting policies. (See also Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.)

Revenue Recognition Our revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to clients and participants, either through our nationwide network of pharmacies, our mail service pharmacy or our specialty pharmacy. We enter into a fee for service (per claim charges) arrangement with our clients for the payment of administrative fees. Under the fee for service arrangement, we are paid by our clients for our contractually agreed upon rates based upon actual claims adjudicated plus a fixed transaction fee. Revenue related to the sales of prescription drugs by our nationwide network of pharmacies, our mail service pharmacy or specialty pharmacy, is recognized when the claims are adjudicated and the prescription drugs are shipped. Co-payment revenue recognized during the fiscal years ended June 30, 2006, 2005 and 2004 was $18,423, $15,134 and $2,274, respectively. Claims are adjudicated at the point-of-sale using our on-line processing system. To date, our mail service pharmacy primarily fills prescriptions for our plan clients. Revenue from these intercompany sales is eliminated in consolidation. Specialty pharmacy revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors, patients and others. Approximately 48% of revenues from our specialty pharmacy are from prescriptions filled for our plan clients. Revenue from these intercompany sales is eliminated in consolidation. The remaining 52% of revenues from our specialty pharmacy are recognized at the point of shipment.

Participant co-payments are not recorded as revenue. Under our client contracts, the pharmacy is solely obligated to collect the co-payments from the participants. Under client contracts, we do not assume liability for participant co-payments in pharmacy transactions. As such, we do not include participant co-payments to pharmacies in revenue or cost of claims. For the fiscal years ended June 30, 2006, 2005 and 2004, excluded from our revenue and cost of claims was approximately $321,055, $280,946 and $203,420, respectively, of participant co-payments to pharmacies. If the above amounts were included in our revenue and cost of claims, our operating income, net income, consolidated balance sheets and statements of cash flows would not have been affected.

We evaluate client contracts using the indicators of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” to determine whether we act as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. We act as a principal in most of our transactions with clients and revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with clients, as well as our administrative fees (“Gross Reporting”). Gross reporting is appropriate because we (a) have separate contractual relationships with clients and with pharmacies, (b) are responsible to validate and economically manage a claim through our claims adjudication process, (c) commit to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (d) manage the overall prescription drug relationship with the patients, who are participants of clients’ plans, and (e) have credit risk for the price due from the client. In instances where we merely administer a client’s network pharmacy contracts to which we are not a party and under which we do not assume credit risk, we only records their administrative fees as revenue. For these clients, we earn an administrative fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions, we act as a conduit for the client. As we are not the principal in these transactions, drug ingredient cost is not included in our revenues or in our cost of claims. Whether revenues are recorded on either a gross or net basis, we record the gross amount billed in accounts receivable and the related claims payable to pharmacies on our balance sheets.

The rebates that we receive from pharmaceutical manufacturers are recognized when we are entitled to them in accordance with the terms of our arrangements with pharmaceutical manufacturers, third party rebate administrators, and our clients, and when the amount of the rebate is determinable. Our revenue is reduced by the amount of rebates we earned by our clients.

Rebates Rebates receivable from pharmaceutical manufacturers are generally billed beginning 30 days from the end of each quarter. We record the gross rebate receivable and the appropriate payable to the clients based on estimates, which are subject to final settlement. The estimates are based upon claims submitted and our rebate experience, and are adjusted as additional information becomes available. Upon billing the manufacturer, any differences between our estimate and the actual amount of the rebates receivable is recorded to cost of claims. Rebates are generally paid to clients on a quarterly basis, or as agreed upon with our clients, subsequent to collections from pharmaceutical manufacturers, although there are certain instances where rebates are paid to clients on a more accelerated basis.

Allowance for Doubtful Accounts We maintain an allowance for doubtful accounts for estimated losses resulting from the liability of our clients to make required payments. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required.

The allowance for doubtful accounts is based on a variety of factors, including the age of the outstanding receivable and the payor’s collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted.

Property and Equipment We state property and equipment at cost, less accumulated depreciation and amortization. Equipment under capital leases is recorded at the present value of the total minimum lease payments. We calculate depreciation using the straight-line method for assets with useful lives ranging from 3 to 8 years or, with respect to equipment under capital leases and leasehold improvements, we amortize them on the straight-line basis over the shorter of the lease term or the assets’ useful lives.

Internal Use Software We invest heavily in developing software in order to enhance our operations as well as meet the needs of our client. We apply the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Under this SOP, certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three years. Costs for general and administrative expenses, overhead, maintenance and training, as well as the cost of software coding that does not add functionality to the existing system, are expensed as incurred. Reductions, if any, in the carrying value of capitalized software development costs to net realizable value are expensed.

Intangible Assets Our intangible assets primarily reflect the value of client relationships that arose in connection with our various business acquisitions. These intangible assets are recorded at cost and are reviewed for impairment whenever events, such as losses of significant clients or other changes in circumstances indicate that the carrying amount may not be recoverable. We continually assess the useful lives of the intangible assets, taking into account historical client turnover experience, including recent losses of clients and expected future losses, to ensure they reflect current circumstances.

Goodwill Our goodwill represents the excess of the acquisition costs over the fair value of the net tangible and identifiable intangible assets acquired that has been allocated to goodwill from our various business acquisitions. We test our goodwill for impairment on an annual basis, or whenever events, such as a protracted decline in our stock price or other changes in circumstances, indicate that the carrying amount may not be recoverable, using a two-step fair-value based test. The most recent assessment of goodwill impairment for each of our designated reporting units was performed as of June 30, 2006, and the recorded goodwill was determined not to be impaired.

Income Taxes We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2006, we have current net deferred tax assets of

$2,278 and non-current net deferred tax liabilities of $7,784. The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates. We periodically consider whether or not we should record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Based on our assessment as of June 30, 2006, a valuation allowance is not required against our deferred tax assets.

Stock-Based Compensation With the adoption of SFAS No. 123(R) on July 1, 2005, we are required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, we apply the lattice-binomial option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate, post-vesting terminations, sub-optimal exercise factor and dividend yield. While the risk-free interest rate, post-vesting terminations, sub-optimal exercise factor and dividend yield are less subjective assumptions that are based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

We use an expected stock-price volatility assumption that is based on the historical volatility of the underlying stock which is obtained from public data sources. This approach is used as a predictor of future realized and implied volatilities and is directly related to stock option valuation. For stock option grants issued during the fiscal year ended June 30, 2006, we used a weighted-average expected stock-price volatility of 60.6% based upon the implied volatility at the time of issuance.

With regard to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises. For stock option grants issued during the fiscal year ended June 30, 2006, we used a weighted-average expected option life assumption ranging from 5.5 – 7.0 years.

Recent Issued Accounting Standards

On November 10, 2005, FASB issued FASB Staff Position SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to FASB statement No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact of the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FASB statement No. 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS No. 154, a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS Statement 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principle required recognition via a cumulative effect adjustment within net income in the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We are currently evaluating the impact SFAS No. 154 will have on our consolidated financial statements when it becomes effective for us in fiscal 2007 and are unable, at this time, to quantify the impact, if any, at the time of adoption.

In June 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. We are currently evaluating the impact FIN 48 will have on our consolidated financial statements when it becomes effective for us in fiscal 2008 and are unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not engage in significant activity with respect to market risk sensitive instruments. Accordingly, our risk with respect to market risk sensitive instruments is immaterial.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and procedures designed to ensure that information that NMHC is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required. They include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to the officers who certify NMHC’s financial reports and to other members of senior management in order to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, chiefly our chief executive officer and chief financial officer, NMHC has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by the Form 10-K. Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by the Form 10-K, our disclosure controls and procedures are effective in that they provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported in accordance with United States generally accepted accounting principles within the time periods required by the SEC’s rules and forms.

Changes to Internal Control Over Financial Reporting

In the course of our ongoing preparations for making management’s report on internal control over financial reporting included in this annual report, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have identified areas in need of improvement and have taken remedial actions to strengthen the affected controls as appropriate. From time to time, we make these and other changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal control over financial reporting and which do not have a material effect on our overall internal control. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter for fiscal year 2006 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

Item  9B. OTHER INFORMATION.

Not applicable.

Management’s Report on Internal Control Over Financial Reporting

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management believes that our internal control over financial reporting was effective as of June 30, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report on management’s assessment of internal control over financial reporting, which is included in this annual report below.

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of

National Medical Health Card Systems, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that National Medical Health Card Systems, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that National Medical Health Card Systems, Inc. and Subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, National Medical Health Card Systems, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Medical Health Card Systems, Inc. and Subsidiaries as of June 30, 2006 and 2005 and the

related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006 and our report dated September 12, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Melville, New York

September 12, 2006

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required is incorporated herein by reference to the fiscal year 2006 Definitive Proxy Statement under the caption “Election of Directors,” which we anticipate filing by October 30, 2006.

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to the information in the fiscal year 2006 Definitive Proxy Statement under the caption “Executive Compensation,” which we anticipate filing by October 30, 2006.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference to the information in the fiscal year 2006 Definitive Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which we anticipate filing by October 30, 2006.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference to the information in the fiscal year 2006 Definitive Proxy Statement under the caption “Certain Relationships and Related Transactions,” which we anticipate filing by October 30, 2006.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the information in the fiscal year 2006 Definitive Proxy Statement under the caption “Principal Accountant Fees and Services,” which we anticipate filing by October 30, 2006.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

All other information and financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

3. Exhibits

Exhibit Number	Description of Exhibit

2.1	Stock Purchase Agreement dated July 31, 2003, among NMHC and Portland Professional Pharmacy, Portland Professional Pharmacy Associates and the individuals listed on Schedule I thereto (3)

2.2	Amended and Restated Stock Purchase Agreement dated November 26, 2003 by and between NMHC and New Mountain Partners, L.P. (8)

2.3	Asset Purchase Agreement among NMHC, Inteq PBM, LP, Inteq-RX Group, LLP, and the individuals named therein dated April 1, 2004 (6)

2.4	Stock Purchase Agreement dated March 7, 2005 among NMHC, PCN Acquisition Corp., Pharmaceutical Care Network and California Pharmacists Association (13)

3.1	Certificate of Incorporation of NMHC (2)

3.2	Certificate of Amendment to the Certificate of Incorporation of NMHC (7)

3.3	Amended and Restated By-Laws of NMHC (9)

3.4	Amendment No. 1 to Amended and Restated By-Laws of NMHC (15)

3.5	Amended and Restated Audit Committee Charter (7)

4.1	Form of Warrant Agreement, including form of Representatives’ Warrants (1)

4.2	Certificate of Designation, Preferences and Rights of Series A 7% Convertible Preferred Stock of NMHC (7)

10.1	Credit Agreement dated January 28, 2005 among NMHC, the Lenders party thereto and JPMorgan Chase, as Administrative Agent (12)

10.2	Stock Option Agreement between NMHC and James Bigl dated July 22, 2003 (3)

10.3	Stock Option Agreement between NMHC and Tery Baskin dated August 1, 2003 (3)

10.4	Stock Option Agreement between NMHC and Patrick McLaughlin dated August 1, 2003 (3)

10.5	Sixth Amendment to Employment Agreement, dated October 30, 2003, by and between NMHC and James J. Bigl (5)

10.6	Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development Corporation and NMHCRx Mail Order, Inc. (3)

10.7	AmerisourceBergen Prime Vendor Agreement, dated May 1, 2006 between NMHCRx Mail Order, Inc. d/b/a Mail Service and AmerisourceBergen Drug Corporation *

10.8	Release, dated October 30, 2003, by Sandata Technologies, Inc. and Sandsport, Inc. (5)

10.9	Amendment to Lease Agreement, dated as of October 23, 2003, by and among BFS Realty, LLC and NMHC (5)

10.10	Amendment to Lease Agreement (30 Sea Cliff), dated as of October 30, 2003, between Living in Style, LLC and NMHC (5)

10.11	Amendment to Lease Agreement (32 Sea Cliff), dated as of October 30, 2003, between Living in Style, LLC NMHC (5)

10.12	Amended and Restated Employment Agreement dated June 14, 2004 between NMHC and James J. Bigl (9)

10.13	Form of Stock Option Agreement between NMHC and Non-Employee Directors dated May 4, 2004 for a grant of 15,000 shares of common stock (9)

10.14	Form of Stock Option Agreement between NMHC and Non-Employee Directors dated May 4, 2004 for a grant of 20,000 shares of common stock (9)

10.15	Employment Agreement dated August 30, 2004 between NMHC and James F. Smith (11)

10.16	Employment Agreement dated October 4, 2004 between NMHC and Bill Masters (11)

10.17	Stock Option Agreement dated August 31, 2004 between NMHC and James F. Smith (11)

10.18	Stock Option Agreement dated October 4, 2004 between NMHC and Bill Masters (11)

10.19	Form of Stock Option Agreement between NMHC and Senior Management dated December 20, 2004 (14)

10.20	Form of Stock Option Agreement between NMHC and Non-Employee Directors dated December 21, 2004 (14)

10.21	Employment Agreement, effective January 20, 2006, between NMHC and Stuart Diamond (16)

10.22	Form of Indemnification Agreement (17)

10.23	Form of Restricted Stock Agreement (17)

10.24	Form of Stock Option Agreement between NMHC and Non-Employee Directors (18)

10.25	Form of Stock Option Agreement between NMHC and Senior Executive Officers (18)

10.26	Form of Severance Agreement for Senior Executive Officers (18)

14.1	Amended and Restated Code of Ethics (10)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, as required by Rule 406(b) of the Securities Act of 1933, as amended.
(1)	Denotes document filed as an Exhibit to NMHC’s Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.

(2)	Denotes document filed as an Exhibit to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.

(3)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K for the year ended June 30, 2003 and incorporated herein by reference.

(4)	Denotes document filed as an Exhibit to NMHC’s Form 8-K filed on November 13, 2003 and incorporated herein by reference.

(5)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K/A Amendment Number 2 for the year ended June 30, 2003 and incorporated herein by reference.

(6)	Denotes document filed as an Exhibit to NMHC’s Form 8-K filed on April 14, 2004 and incorporated herein by reference.

(7)	Denotes document filed as an Exhibit to NMHC’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(8)	Denotes document filed as an exhibit to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on February 19, 2004 and incorporated herein by reference.

(9)	Denotes document filed as an exhibit to NMHC’s Form 10-K for the fiscal year ended June 30, 2004 and incorporated herein by reference.

(10)	Denotes document filed on October 28, 2004 as an exhibit to NMHC’s Definitive Proxy Statement on Schedule 14-A and incorporated herein by reference.

(11)	Denotes document filed as an exhibit to NMHC’s Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.

(12)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on February 3, 2005 and incorporated herein by reference.

(13)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on March 11, 2005 and incorporated herein by reference.

(14)	Denotes document filed as an exhibit to NMHC’s Form 10-Q for the period ended March 31, 2005 and incorporated herein by reference.

(15)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on November 14, 2005 and incorporated herein by reference. (16) Denotes document filed as an exhibit to NMHC’s Form 8-K filed on January 26, 2006 and incorporated herein by reference.

(17)	Denotes document filed as an exhibit to NMHC’s Form S-8 filed on February 3, 2006 and incorporated herein by reference.

(18)	Denotes document filed as an exhibit to NMHC’s Form 10-Q for the period ended December 31, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
(Registrant)

By	/s/ G. Harry Durity
G. Harry Durity, Chairman of the Board
Date:	September 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ G. Harry Durity
G. Harry Durity, Chairman of the Board
Date:	September 13, 2006

By	/s/ James F. Smith
James F. Smith, Chief Executive Officer, Principal Executive Officer and Director
Date:	September 13, 2006

By	/s/ Gerald Angowitz
Gerald Angowitz, Director
Date:	September 13, 2006

By	/s/ Paul J. Konigsberg
Paul J. Konigsberg, Director
Date:	September 13, 2006

By	/s/ Steven B. Klinsky
Steven B. Klinsky, Director
Date:	September 13, 2006

By	/s/ Michael Ajouz
Michael Ajouz, Director
Date:	September 13, 2006

By	/s/ Robert R. Grusky
Robert R. Grusky, Director
Date:	September 13, 2006

By	/s/ Daniel B. Hébert
Daniel B. Hébert, Director
Date:	September 13, 2006

By	/s/ Michael T. Flaherman
Michael T. Flaherman, Director
Date:	September 13, 2006

By	/s/ David E. Shaw
David E. Shaw, Director
Date:	September 13, 2006

By	/s/ Stuart Diamond
Stuart Diamond, Chief Financial Officer, Principal Accounting Officer
Date:	September 13, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

National Medical Health Card Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of National Medical Health Card Systems, Inc. and Subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Medical Health Card Systems, Inc. and Subsidiaries at June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2006, expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”, effective July 1, 2005.

Ernst & Young LLP

Melville, New York

September 12, 2006

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2006	June 30, 2005
Assets
Current Assets:

Cash and cash equivalents	$8,410	$7,272
Restricted cash	4,845	3,994
Accounts receivable, net	82,365	103,129
Rebates receivable	48,911	40,377
Inventory	5,666	4,119
Due from affiliates	—	31
Deferred tax assets	2,278	2,117
Prepaid expenses and other current assets	2,623	5,759

Total current assets	155,098	166,798
Property and equipment, net	13,653	12,177
Intangible assets, net	3,013	3,951
Goodwill	99,319	99,710
Other non-current assets	1,070	1,295

Total Assets	$272,153	$283,931

Liabilities, Redeemable Preferred Equity and Common Stockholders’ Equity
Current Liabilities:

Claims payable to pharmacies	$91,501	$118,660
Rebates payable to clients	58,431	45,436
Trade and other payables and accrued expenses	12,248	24,747
Loan payable-current	—	1,860
Current portion of capital lease obligations	16	29
Other current liabilities	—	503

Total current liabilities	162,196	191,235
Capital lease obligations, less current portion	—	16
Other non-current liabilities	829	998
Deferred tax liability	7,784	5,964

Total liabilities	170,809	198,213

Commitments and Contingencies
Redeemable Preferred Equity:

Series A redeemable convertible preferred stock $.10 par value; 15,000,000 shares authorized, 6,956,522 issued and outstanding	76,338	75,864

Common Stockholders’ Equity:

Common Stock, $.001 par value, 35,000,000 shares authorized, 9,933,697 and 9,461,826 shares issued, 5,293,797 and 4,821,926 outstanding, respectively	10	9
Additional paid-in-capital	126,630	115,061
Accumulated deficit	(49,755)	(53,337)
Treasury stock at cost, 4,639,900 shares	(51,879)	(51,879)

Total common stockholders’ equity	25,006	9,854

Total Liabilities, Redeemable Preferred Equity and Common Stockholders’ Equity	$272,153	$283,931

See accompanying notes to consolidated financial statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years ended June 30,
	2006	2005	2004
Revenue (excludes participant co-payments retained by the pharmacies of $321,055, $280,946 and $203,420, respectively)	$862,853	$800,592	$651,098
Cost of claims (excludes participant co-payments retained by the pharmacies of $321,055, $280,946, and $203,420, respectively)	771,487	713,883	587,055

Gross profit	91,366	86,709	64,043
Selling, general and administrative expenses	75,852	67,786	50,606

Operating income	15,514	18,923	13,437

Other income (expense):
Interest expense	(313)	(610)	(703)
Interest income	1,462	311	594
Other income, net (includes insurance gain of $1,702 in 2005)	9	1,788	149

	1,158	1,489	40

Income before provision for income taxes	16,672	20,412	13,477
Provision for income taxes	7,015	8,031	5,524

Net income	$9,657	$12,381	$7,953

Beneficial conversion feature	—	—	80,000
Redeemable convertible preferred stock cash dividends	5,600	5,600	1,596
Accretion of transaction expenses	475	475	135

Net income (loss) available to common stockholders	$3,582	$6,306	$(73,778)

Earnings (loss) per common share:
Basic	$0.70	$1.39	$(11.14)
Diluted *	$0.67	$1.03	$(11.14)
Weighted-average number of common shares outstanding:
Basic	5,143	4,542	6,622

Diluted *	5,311	11,984	6,622

*	For the year ended June 30, 2005, the number of weighted average diluted shares was calculated using the “as if converted” method for the redeemable convertible preferred stock. For the year ended June 30, 2006, the redeemable convertible preferred stock and shares of restricted stock were anti-dilutive and the “as if converted” method was not used to calculate the number of weighted average diluted shares.

See accompanying notes to consolidated financial statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balances at June 30, 2003	7,813	$8	$15,027	$14,135	191	$(744)	$28,426

Accretion of transaction expenses related to preferred stock offering	—	—	—	(135)	—	—	(135)
Purchase of treasury stock in tender offer including related expenses	—	—	—	—	4,449	(51,135)	(51,135)
Exercise of stock options	1,092	1	7,022	—	—	—	7,023
Shares issued related to outstanding warrants	65	—	—	—	—	—	—
Payments of redeemable convertible preferred stock cash dividends	—	—	—	(1,596)	—	—	(1,596)
Beneficial conversion feature	—	—	80,000	(80,000)	—	—	—
Stock option income tax benefit	—	—	1,878	—	—	—	1,878
Stock-based compensation	—	—	963	—	—	—	963
Net income	—	—	—	7,953	—	—	7,953

Balances at June 30, 2004	8,970	9	104,890	(59,643)	4,640	(51,879)	(6,623)

Accretion of transaction expenses related to preferred stock offering	—	—	—	(475)	—	—	(475)
Exercise of stock options	418	—	4,188	—	—	—	4,188
Shares issued related to outstanding warrants	61	—	—	—	—	—	—
Shares issued related to PPP earnout	13	—	358	—	—	—	358
Payments of redeemable convertible preferred stock cash dividends	—	—	—	(5,600)	—	—	(5,600)
Stock option income tax benefit	—	—	5,625	—	—	—	5,625
Net income	—	—	—	12,381	—	—	12,381

Balances at June 30, 2005	9,462	9	115,061	(53,337)	4,640	(51,879)	9,854

Accretion of transaction expenses related to preferred stock offering	—	—	—	(475)	—	—	(475)
Exercise of stock options	454	1	4,875	—	—	—	4,876
Shares issued related to PPP earnout	18	—	425	—	—	—	425
Payments of redeemable convertible preferred stock cash dividends	—	—	—	(5,600)	—	—	(5,600)
Stock option income tax benefit	—	—	3,029	—	—	—	3,029
Stock-based compensation	—	—	3,240	—	—	—	3,240
Net income	—	—	—	9,657	—	—	9,657

Balances at June 30, 2006	9,934	$10	$126,630	$(49,755)	4,640	$(51,879)	$25,006

See accompanying notes to consolidated financial statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Years Ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$9,657	$12,381	$7,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,470	6,300	5,706
Employee stock option compensation expense	3,240	—	—
Amortization of deferred gain	(49)	(100)	(455)
Amortization of deferred financing costs	112	167	181
Loss on disposal of capital assets	38	—	310
Provision for doubtful accounts	200	651	692
Compensation expense accrued to officer/stockholder	—	—	37
Deferred income taxes	1,587	2,912	1,813
Excess tax benefit from exercise of stock options	(2,255)	—	—
Changes in assets and liabilities:
Restricted cash	(851)	435	688
Accounts receivable	20,564	(27,425)	(13,005)
Rebates receivable	(8,534)	488	(8,139)
Inventory	(1,547)	(867)	(2,714)
Due from affiliates	31	(13)	225
Prepaid expenses and other current assets	1,160	(3,867)	(330)
Other non-current assets	113	2,694	(514)
Claims payable to pharmacies	(27,159)	16,401	26,064
Rebates payable to clients	12,995	11,985	9,369
Trade and other payables and accrued expenses	(12,278)	(16,190)	(7,187)
Income taxes payable and other current liabilities	3,284	5,289	1,934
Other non-current liabilities	(120)	(919)	1,432

Net cash provided by operating activities	7,658	10,322	24,060

Cash flows from investing activities:
Capital expenditures	(7,898)	(5,795)	(7,379)
Repayment of loan from affiliate	—	—	2,660
Repayment of loan from officer	—	—	107
Acquisition of PCN, net of cash required	—	3,150	—
Acquisition of Integrail, net of cash acquired	—	—	(13)
Acquisition of Centrus, net of cash acquired	—	(1,000)	(2,000)
Acquisition of Inteq, net of cash acquired	116	(139)	(29,078)
Acquisition of PPP, net of cash acquired	(425)	(358)	(3,658)
Proceeds from sale of capital assets	185	—	—

Net cash used in investing activities	(8,022)	(4,142)	(39,361)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,876	4,188	7,023
Proceeds from issuance of preferred stock, net of offering costs	—	—	75,254
Purchase of treasury stock in tender offer including related expenses	—	—	(51,135)
Proceeds from revolving credit facility	82,625	724,758	871,869
Repayment of revolving credit facility	(82,625)	(724,811)	(887,477)
Payment of redeemable convertible preferred stock cash dividends	(5,600)	(5,600)	(1,596)
Excess tax benefit from exercise of stock options	2,255	—	—
Deferred financing costs	—	(459)
Repayment of debt and capital lease obligations	(29)	(372)	(471)

Net cash (used in) provided by financing activities	1,502	(2,296)	13,467

Net increase in cash and cash equivalents	1,138	3,884	(1,834)
Cash and cash equivalents at beginning of year	7,272	3,388	5,222

Cash and cash equivalents at end of year	$8,410	$7,272	$3,388

See accompanying notes to consolidated financial statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

1. BUSINESS AND BASIS OF PRESENTATION

National Medical Health Card Systems, Inc. (the “Company” or “NMHC”) provides comprehensive pharmacy benefit management (“PBM”) services to plan clients, which include managed care organizations, local governments, unions, corporations and third party health care plan administrators through its network of licensed pharmacies throughout the United States. The Company’s PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy claims management, specialty pharmacy claims management, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, disease information services, data access, reporting and information analysis, and physician profiling. In addition, the Company operates a mail service pharmacy and a specialty pharmacy.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents Cash includes currency on hand and demand deposits with banks or other financial institutions. Cash equivalents of $487 and $193 at June 30, 2006 and 2005, respectively, are comprised of highly liquid overnight investments with an initial maturity date of three months or less from the purchase date. As a result of the Company’s normal payment cycle, cash disbursement accounts carrying negative book balances of $11,015 and $30,752 (representing outstanding checks not yet presented for payment) have been reclassified to claims payables to pharmacies and trade and other payables and accrued expenses at June 30, 2006 and June 30, 2005, respectively. This reclassification restores balances to cash and current liabilities for liabilities to the Company’s vendors, clients and participants which have not cleared. No overdraft or unsecured short-term loan exists in relation to these negative balances.

Restricted Cash Restricted cash balances at June 30, 2006 and 2005 includes approximately $4,542 and $3,994, respectively, which are restricted as to their use as related to the maintenance of minimum cash balances in accordance with Ohio statute and other customer restrictions.

In July 2006, NMHC Group Solutions Insurance, Inc. (“NMHC Group Solutions”), a Delaware corporation and subsidiary of the Company, received approval from the Centers for Medicare and Medicaid Services (“CMS”) to operate as a Medicare Prescription Drug Plan (“PDP”) sponsor. With this approval in July 2006, NMHC Group Solutions is required to maintain sufficient amounts in an unrestricted account to cover projected losses, which is calculated to be approximately $6,300. However, such amount may be increased or decreased if the projected target amount changes. State insurance licensing requirements mandate that NMHC Group Solutions maintain certain deposit amounts in an account for the benefit of policyholders. NMHC Group Solutions currently has $100 in escrow for the protection of Delaware policyholders and an additional $103 in the account set aside to fulfill other state deposit requirements. CMS also requires that NMHC Group Solutions maintain $100 in a restricted escrow account for the benefit of policyholders to comply with insolvency requirements. The total amount of restricted cash as of June 30, 2006 and 2005 was approximately $4,845 and $3,994, respectively.

Accounts Receivable, net Accounts receivable, net includes billed receivables from clients and other payors, including patient accounts receivable. A portion of the specialty pharmacy business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. The gross amount of Specialty pharmacy’s accounts receivable amounted to $2,292 and $1,800 at June 30, 2006 and June 30, 2005, respectively.

Accounts receivable are presented net of allowance for doubtful accounts and contractual allowances of $2,384 at June 30, 2006 (which includes $294 for Specialty pharmacy) and $2,207 at June 30, 2005. The relatively higher allowance for certain Specialty pharmacy accounts reflects a different credit risk profile than the PBM business, characterized by reimbursement through medical coverage, including government agencies, and higher patient co-payments.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

The allowance for doubtful accounts is based on a variety of factors, including the age of the outstanding receivable and the payor’s collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted.

Rebates Rebates receivable includes billed and unbilled PBM receivables from drug manufacturers. Unbilled PBM receivables from manufacturers are generally billed beginning 30 days from the end of each quarter. The Company records the gross rebate receivable and the appropriate payable to the clients based on estimates, which are subject to final settlement. The estimates are based upon claims submitted and the Company’s rebate experience, and are adjusted as additional information becomes available. Upon billing the manufacturer, any differences between the Company’s estimate and the actual amount of the rebates receivable is recorded to cost of claims. Currently some rebates are processed by a third party rebate administrator and the remaining rebates are submitted directly by the Company to the drug manufacturers for reimbursement. Rebates are generally paid to the Company’s clients on a quarterly basis, or as agreed upon with their clients, subsequent to collections from pharmaceutical manufacturers, although there are certain instances where rebates are paid to their clients on a more accelerated basis.

As of June 30, 2006 and June 30, 2005, total unbilled manufacturer receivables amounted to approximately $19.3 million and $31.5 million, respectively.

During the fourth quarter of fiscal 2006, the Company recognized additional rebate revenue of $650 resulting from a change in estimate related to rebates. This change in estimate increased net income by $376 or $.07 per basic and diluted earnings per share.

Inventory Inventory, which is located at the Company’s mail service and specialty pharmacy facilities, is primarily finished goods consisting primarily of prescription drugs and medical supplies. Inventory at the Company’s mail service facility is valued at the lower of the weighted average-cost method or market. Inventory at the Company’s specialty pharmacy facility is valued at the lower of the first-in, first-out (FIFO) cost or market.

Property and Equipment, Net Property and equipment, net, is stated at cost, less accumulated depreciation and amortization. Equipment under capital leases is recorded at the present value of the total minimum lease payments. Depreciation of property and equipment is calculated on the straight-line basis over the estimated useful lives of the assets (ranging from 3 to 8 years) or, with respect to equipment under capital leases and leasehold improvements, amortized on the straight-line basis over the shorter of the lease term or the assets’ useful lives.

Internal Use Software In accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three years. Costs for general and administrative expenses, overhead, maintenance and training, as well as the cost of software coding that does not add functionality to the existing system, are expensed as incurred. Reductions, if any, in the carrying value of capitalized software development costs to net realizable value are expensed.

During the years ended June 30, 2006 and 2005, the Company capitalized approximately $3,626 and $3,239, respectively, of software development costs related to internal programming time. Amortization expense of these software development costs was approximately $1,454 and $567 for the years ended June 30, 2006 and 2005, respectively. Unamoritzed capitalized software development costs approximated $6,961 and $3,612 as of June 30, 2006 and 2005, respectively.

Intangible Assets, Net Intangible assets, net, of $3,013 at June 30, 2006 and $3,951 at June 30, 2005, (net of accumulated amortization of $4,261 at June 30, 2006 and $3,273 at June 30, 2005) primarily reflect, for the PBM business, the value of client relationships that arose in connection with various business acquisitions. The balance as of June 30, 2006 and June 30, 2005 also includes a portion of the excess Ascend purchase price over the net tangible and identifiable assets acquired that has been allocated to intangible assets. See Note 4, “Business Acquisitions,” for more information. These intangible assets are recorded at cost and are reviewed for impairment whenever events, such as losses of significant clients or other changes in circumstances indicate that the carrying amount may not be recoverable.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

The Company continually assesses the useful lives of the intangible assets, taking into account historical client turnover experience, including recent losses of clients and expected future losses, to ensure they reflect current circumstances.

Goodwill Goodwill of $99,319 and $99,710 at June 30, 2006 and 2005, respectively, represents, for each of the Company’s reporting segments, the excess of the acquisition costs over the fair value of the net tangible and identifiable intangible assets acquired that has been allocated to goodwill from the Company’s various business acquisitions. The balance as of June 30, 2006 and June 30, 2005 also includes a portion of the excess Ascend purchase price over the net tangible and identifiable assets acquired that has been allocated to goodwill. See Note 4, “Business Acquisitions,” for more information.

The Company tests its goodwill for impairment on an annual basis, or whenever events, such as a protracted decline in the Company’s stock price or other changes in circumstances indicate that the carrying amount may not be recoverable, using a two-step fair-value based test. The most recent assessment of goodwill impairment for each of the designated reporting units was performed as of June 30, 2006, and the recorded goodwill was determined not to be impaired.

Financial Instruments The carrying amount of cash, accounts receivable, rebates receivable, claims payables to pharmacies, rebates payable to clients and trade and other payables and accrued expenses approximated fair values as of June 30, 2006 and June 30, 2005 due to the short-term maturities of these instruments.

Concentrations of Risks For the year ended June 30, 2006, approximately 15% of the Company’s gross dollar value of all prescriptions filled by the Company was from Mohawk Valley Physicians’ Health Plan, Inc. (“MVP”), a client administering multiple plans, which is reported within the PBM segment. Amounts due from MVP approximated $8,547 as of June 30, 2006. For the years ended June 30, 2005 and 2004, MVP represented 18% and 30% of the Company’s gross dollar value of all prescriptions filled by the Company, respectively. In addition, during the year ended June 30, 2004, approximately 10% of the Company’s gross dollar value of all prescriptions filled by the Company was from another client administering multiple plans, which is also reported within the PBM segment. None of the Company’s other clients individually represented more than 10% of Company’s gross dollar value of all prescriptions filled during the years ended June 30, 2006, 2005 or 2004.

On May 4, 2006, MVP notified the Company of its intention to not renew their contract which expires December 31, 2006.

For the years ended June 30, 2006 and June 30, 2005, no pharmacy chain accounted for more than 10% of the Company’s total cost of claims. For the year ended June 30, 2004, approximately 21% and 12% of the Company’s cost of claims were from two pharmacy chains.

The Company may be subject to a concentration of credit risk with certain accounts receivables, which consists of amounts owed by various governmental agencies, insurance companies and private patients. Concentration of credit risk relating to these accounts receivable is limited to some extent by the diversity and number of payors.

Financial instruments which potentially subject the Company to concentrations of credit risk are cash balances deposited in financial institutions which exceed FDIC or SIPC insurance limits. Amounts on deposit with financial institutions, which exceeded the FDIC or SIPC insurance limits at June 30, 2006 and June 30, 2005, were approximately $57,914 and $32,505, respectively.

The Company derives a substantial portion of its specialty segment revenue from the sale of specialty drugs provided by a limited number of single-source biopharmaceutical manufacturers.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

Revenue Revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to clients and participants, either through the Company’s nationwide network of pharmacies, the Company’s mail service pharmacy or their specialty pharmacy. The Company enters into a fee for service (per claim charges) arrangement with its clients for the payment of administrative fees. Under the fee for service arrangement, the Company is paid by its clients for the Company’s contractually agreed upon rates based upon actual claims adjudicated plus a fixed transaction fee. Revenue related to the sales of prescription drugs by the Company’s nationwide network of pharmacies, their mail service pharmacy or their specialty pharmacy is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using the Company’s on-line processing system. Co-payment revenue recognized during the fiscal years ended June 30, 2006, 2005 and 2004 from the Company’s mail service pharmacy was $18,423, $15,134 and $2,274, respectively. To date, the Company’s mail service pharmacy primarily fills prescriptions for the Company’s clients. Revenue from these intercompany sales is eliminated in consolidation. Specialty pharmacy revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors, patients and others. Approximately 48% of revenues from the Company’s specialty pharmacy are from prescriptions filled for the Company’s clients. Revenue from these intercompany sales is eliminated in consolidation. The remaining 52% of revenues from the Company’s specialty pharmacy are recognized at the point of shipment.

Participant co-payments are not recorded as revenue. Under the Company’s client contracts, the pharmacy is solely obligated to collect the co-payments from the participants. Under client contracts, the Company does not assume liability for participant co-payments in pharmacy transactions. As such, the Company does not include participant co-payments to pharmacies in revenue or cost of claims. For the years ended June 30, 2006, 2005 and 2004, excluded from the Company’s revenue and cost of claims was approximately $321,055, $280,946 and $203,420, (unaudited) respectively, of participant co-payments to pharmacies.

The Company evaluates client contracts using the indicators of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. The Company acts as a principal in most of its transactions with clients and revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with clients, as well as the Company’s administrative fees (“Gross Reporting”). Gross reporting is appropriate because the Company (a) has separate contractual relationships with clients and with pharmacies, (b) is responsible to validate and economically manage a claim through its claims adjudication process, (c) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (d) manages the overall prescription drug relationship with the patients, who are participants of clients’ plans, and (e) has credit risk for the price due from the client. In instances where the Company merely administers a client’s network pharmacy contracts to which the Company is not a party and under which the Company does not assume credit risk, the Company only records their administrative fees as revenue. For these clients, the Company earns an administrative fee for collecting payments from the client and remitting the corresponding amount to the pharmacies in the client’s network. In these transactions, the Company acts as a conduit for the client. As the Company is not the principal in these transactions, drug ingredient cost is not included in their revenues or in their cost of claims. Whether revenues are recorded on either a gross or net basis, the Company records the gross amount billed in accounts receivable and the related claims payable to pharmacies on their balance sheets.

The rebates that the Company receives from pharmaceutical manufacturers are recognized when the Company is entitled to them in accordance with the terms of the Company’s arrangements with pharmaceutical manufacturers, third party rebate administrators, and the Company’s clients, and when the amount of the rebate is determinable. The Company’s revenue is reduced by the amount of rebates earned by the Company’s clients. For the years ended June 30, 2006, 2005 and 2004, rebates retained by the Company were approximately $11,870, $12,835 and $10,314, respectively.

Cost of Claims The Company’s cost of claims includes the cost of pharmaceuticals dispensed, either directly through the Company’s mail service pharmacy, specialty service pharmacy or indirectly through its nationwide network of pharmacies. Cost of claims also includes an offsetting credit for rebates earned from pharmaceutical manufacturers.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

Earnings per Share The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. Basic EPS are computed by dividing net income (loss) available to common stockholders by the weighted average number of diluted shares of common stock issued and outstanding during the reporting period. Diluted EPS are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. For the years ended June 30, 2005 and 2004, the dilutive effect of outstanding options, and their equivalents, is reflected in diluted EPS by application of the treasury stock method. United States generally accepted accounting principles require all anti-dilutive securities, including convertible preferred stock, to be excluded from the diluted earnings per share calculation. For the year ended June 30, 2006, all of the Company’s redeemable convertible preferred stock issued to New Mountain Partners, L.P. and shares of restricted stock issued to members of the Company’s management were excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. If the Company were to include the assumed conversion of redeemable convertible preferred stock and the shares of restricted stock during the year ended June 30, 2006, the Company would have added 6,956,522 equivalent shares of redeemable convertible preferred stock and 20,400 shares of restricted stock to the basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.

The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculation (in thousands):

Year ended June 30,	2006	2005	2004
Basic	5,143	4,542	6,622
Effect of assumed exercise of employee stock options	168	485	—
Series A preferred stock “as if converted”	—	6,957	—

Diluted	5,311	11,984	6,622

Employee Stock-Based Compensation Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) replaces the existing SFAS 123 “Accounting for Stock-Based Compensation.” (“SFAS 123”) and supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) for the year ended June 30, 2006 was $3,240 which consisted of stock-based compensation expense related to employee stock options. There was no stock-based compensation expense related to employee stock options recognized in the Consolidated Statements of Income during the years ended June 30, 2005 and 2004. See Note 11, “Employee Benefit Plans” for more information. The after-tax effect of this charge for the year ended June 30, 2006 was $2,682, or $0.52 per basic EPS and $0.34 per diluted EPS.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Income, because the exercise price of the Company’s stock options granted to employees and directors at least equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the year is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Income beginning with the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of July 1, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to July 1, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Company’s Consolidated Statements of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company changed its method of valuation for share-based awards granted beginning during the year ended June 30, 2006 to a lattice-binomial option-pricing model (“lattice-binomial model”) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123. See Note 11, “Employee Benefit Plans” for more information. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact of the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Change in Accounting Estimate In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS No. 154, a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS Statement 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principle required recognition via a cumulative effect adjustment within net income in the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

Income Taxes The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under this standard, deferred taxes on income are provided for those items for which the reporting period and methods for income tax purposes differ from those used for financial statement purposes using the asset and liability method. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. See Note 14, “Income Taxes,” for more information.

Use of Estimates The consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as accruals for rebates receivable and payable, depreciable/useful lives, allowance for doubtful accounts, testing for impairment of goodwill and long-lived assets, income taxes, amounts recorded for contingencies and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Operating Segments In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has two reportable segments, PBM and Specialty Pharmacy. See Note 10, “Segment Reporting,” for more information. Both the PBM and Specialty Pharmacy segments operate in the United States and its territories.

Reclassifications Certain prior year amounts have been reclassified to conform to the current year presentation.

3. NEW MOUNTAIN TRANSACTION

The Company entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the “purchase agreement”). Pursuant to the purchase agreement, the Company agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of series A redeemable convertible preferred stock (the “series A preferred stock”) at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80,000. On March 19, 2004, the Company completed the sale of the series A preferred stock to New Mountain Partners and used approximately $49,000 of the proceeds of the sale of the series A preferred stock to purchase, pursuant to a tender offer, 4,448,900 shares of the Company’s outstanding common stock at $11.00 per share (collectively, the “New Mountain Transaction”). Prior to the closing of the New Mountain Transaction, Bert E. Brodsky, the former chairman of the board of directors, and certain stockholders related to him, held (assuming the exercise of 330,000 options and warrants held by Mr. Brodsky, which occurred in April 2004), in the aggregate, approximately 59% of the Company’s outstanding common stock and had agreed to tender 4,448,900 shares, or approximately 54% of the Company’s outstanding common stock, held by them, into the tender offer. No other stockholders tendered shares in the offer.

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

(All in thousands, except share amounts)

Following the closing of the New Mountain Transaction, New Mountain Partners was entitled to and did nominate and elect 60% of the members of the Company’s board of directors.

The Company used the remaining proceeds from the issuance and sale of the series A preferred stock of approximately $24,000, excluding expenses related to the closing of the New Mountain Transaction, for the Inteq acquisition described in Note 4 – “Business Acquisitions” and for working capital purposes.

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

4. BUSINESS ACQUISITIONS

Pharmaceutical Care Network On March 7, 2005, the Company acquired all of the outstanding stock of Pharmaceutical Care Network (“PCN”), a California corporation, from the California Pharmacists Association (“CPhA”). PCN provides customary PBM services to corporations, HMO’s, insurance companies, third-party administrators and union trusts. The aggregate purchase price of PCN was $13,000. In addition, the Company has agreed to pay earnouts to CPhA, as additional purchase price, up to $30,000 over a three-year period if certain financial and performance targets are achieved. As of June 30, 2006, the financial and performance targets have not been achieved. The funds for the payment of the purchase price in connection with the PCN acquisition were obtained out of the Company’s working capital and JPMorgan credit facility. See Note 8, “Line of Credit” for more information. The PCN operations complement the Company’s business while strengthening the Company’s presence in the California marketplace as well as in the managed Medicaid market.

In addition to the $13,000 purchase price for the acquisition of PCN, there were $561 of acquisition related expenses incurred by the Company. Of the $13,000, $10,500 was paid to CPhA and certain of PCN’s current and former employees who participated in its Long Term Incentive Plan, and $2,500 was deposited into escrow to secure CPhA’s obligations under the purchase agreement. At the time of the acquisition, PCN had approximately $30,942 of assets which included $16,711 of cash, $2,734 of restricted cash, $3,204 of accounts receivable, $6,090 of rebates receivable, $1,139 of other assets and $1,064 of property and equipment. They also had approximately $27,040 of liabilities which included $26,848 of claims and accounts payable, $97 of other current liabilities and $95 of other long-term liabilities. As a result of the PCN acquisition, $2,842 of severance and exit costs have been accrued as of June 30, 2006 with $1,213 recorded as a deferred tax asset and $1,629 recorded as additional goodwill. Of this amount, $1,323 was paid as of June 30, 2006 and $332 was offset against goodwill as various employees did not satisfy conditions to receive their originally

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

designated severance package. The acquisition was accounted for under the purchase method of accounting and the results of PCN’s operations were included in the consolidated financial statements commencing as of the closing date of the PCN acquisition. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $12,501, which consists of the following components: “know how” and computer software valued at $870, which will be amortized over ten (10) years, customer relationships valued at $380, which will be amortized over ten (10) years, and goodwill of $10,803. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill is not being amortized.

PCN’s operating results from March 7, 2005, the date of acquisition, through June 30, 2005, are included in the accompanying consolidated financial statements. The unaudited pro forma results of operations of the Company and PCN assuming the PCN acquisition had occurred as of the beginning of the fiscal year presented, would have been as follows ($ in millions, except per share amounts):

June 30, 2005
Revenue	$855,624
Net income	$10,901
Net income available to common stockholders	$4,826
Net earnings per common share:
Basic	$1.06
Diluted	$0.91
Pro forma weighted-average number of common shares outstanding:
Basic	4,542
Diluted	11,983

This pro forma financial information above is presented for information purposes only. The pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of the acquired entity and do not reflect any cost savings or potential sales erosion that may result from the Company’s integration efforts.

Inteq On April 1, 2004, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Inteq PBM, LP, a Texas limited partnership, The INTEQ-RX Group, LLP and certain other owners named therein (together with The INTEQ-RX Group, LLP, “Inteq”), pursuant to which the Company agreed to acquire certain assets of Inteq relating to their PBM business. The Inteq business complements the Company’s business while strengthening the Company’s presence in the Texas marketplace. The aggregate purchase price of Inteq was $31,500. In addition, the Company has agreed to pay earnouts to Inteq, as additional purchase price, up to $4,200 over a one-year period if certain financial and performance targets are achieved during the one-year period following the closing. Of this amount, $1,024 of additional consideration was earned and released from escrow, with the balance of $1,976 being returned to the Company. Funds for the Inteq acquisition were obtained out of proceeds from the New Mountain Transaction and the JPMorgan credit facility. See Note 3, “New Mountain Transaction” and Note 8, “Line of Credit” for more information. In connection with the Inteq acquisition, several members of Inteq’s management remained with the Company as consultants during the transition period.

The purchase price for the acquired assets of Inteq was $31,500 of which $29,640 was paid in cash at closing and $1,860 was paid in the form of a promissory note. In addition, there was $702 of acquisition related expenses incurred by the Company. Of the $29,640, $24,900 was paid to Inteq, and $4,740 was deposited into escrow to secure Inteq’s obligations under the Agreement.

At the time of the acquisition, Inteq had approximately $14,200 of assets, which included $4,134 of cash, $7,938 of accounts receivable, $2,041 of rebates receivable, $47 of other assets and $40 of property and equipment. They also had approximately $11,151 of liabilities which included $11,138 of claims and accounts payable and $13 of miscellaneous payables.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

The acquisition was accounted for under the purchase method of accounting and the results of Inteq’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $29,153, which consists of the following components: customer relationships valued at $1,800, which will be amortized over ten (10) years and goodwill of $27,353. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill is not being amortized.

Ascend On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy (“PPRX”), Portland Professional Pharmacy Associates (“PRXA”, and together with PPRX, “Specialty” “PPP” or “Ascend”) and the individual shareholders (the “PPP Shareholders”) to purchase all of the shares of PPP for $3,150. PPP provides specialty-pharmacy services in a broad range of areas, including women’s health, pediatric care, men’s health and transplant. Funds for the PPP acquisition were supplied by the Company’s revolving credit facility. See Note 8, “Line of Credit” for more information. The Company has positioned PPP as a preferred provider with PPP’s target markets while focusing on the extension of their specialty services to the Company’s PBM division. In addition, the Company agreed to pay earnouts to the PPP Shareholders, as additional purchase price, up to $7,000 over a three-year period if the PPP business achieved certain financial targets. At the Company’s sole discretion, as much as 50% of the $7,000 can be paid in the form of Company stock. For the first year ended July 31, 2004, $716 was earned ($666 had been earned through June 30, 2004) and was settled on September 15, 2004. Of this amount, $358 was paid in cash and $358 was paid in the form of the Company’s common stock (12,650 shares at $28.30 per share). For the second year ended July 31, 2005, $851 was earned and was settled on September 15, 2005. Of this amount, $426 was paid in cash and $425 was paid in the form of the Company’s common stock (17,127 shares at $24.84 per share). For the third year, through June 30, 2006, $836 has been earned and will be settled in September 2006.

The purchase price for the stock of PPP was $3,150. In addition, there was $77 of acquisition related expenses incurred by the Company. At the time of the acquisition, PPP had approximately $1,664 of assets which included $177 of cash, $889 of accounts receivable, $539 of inventory and $59 of property and equipment. PPP also had approximately $1,423 of liabilities which included $609 of bank debt, which was paid off at closing, and $814 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of PPP’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $2,986, which consists of the following components: (i) customer relationships valued at $295, which will be amortized over seven (7) years; (ii) employment and non-compete agreements valued at $100 each, which will be amortized over four (4) years; (iii) the Portland Professional Pharmacy trade name valued at $100 which will be amortized over four (4) years; and (iv) goodwill of $2,391. From the date of acquisition through June 30, 2006, goodwill has increased by $2,402, which represents the cumulative amount of earnouts earned by Ascend. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill is not being amortized. For tax purposes the Company has made an election which will allow it to amortize the goodwill and other intangibles over fifteen years.

5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

June 30,	2006	2005	Estimated Useful Life
Equipment	$9,687	$6,032	3 to 5 years
Software	25,906	19,172	3 to 5 years
Leasehold improvements	5,269	5,159	Term of lease
Equipment acquired under capital leases	122	2,697	5 to 8 years

	40,984	33,060
Accumulated depreciation and amortization	27,331	20,883

	$13,653	$12,177

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

Accumulated depreciation on equipment acquired under capital lease obligations was $109 and $2,071 as of June 30, 2006 and 2005, respectively.

Depreciation and amortization expense on property and equipment for the years ended June 30, 2006, 2005 and 2004, was approximately $6,482, $5,264 and $4,810, respectively.

6. COMMITMENTS AND CONTINGENCIES

The Company leases offices and warehouse space throughout the United States under various operating leases. The Company also leases pill dispensing and counting devices for use in its mail service pharmacy, as well as computer equipment for use in its various offices. Rental expense, including utilities, was $3,070, $2,858 and $2,147 for fiscal years ended June 30, 2006, 2005 and 2004, respectively. The minimum aggregate rental commitments under noncancelable leases, excluding renewal options, are as follows:

Year ending June 30,
2007	$6,914
2008	4,058
2009	2,789
2010	1,854
2011	877
Thereafter	2,006

$18,498

In addition, the Company rents two houses from Living In Style, LLC, an entity partially owned by an executive officer of the Company and a former Chairman of the Board, which is used for out-of-town employees. Pursuant to leases dated May 1, 2002 and expiring April 30, 2007, the Company paid an aggregate of $147, $140 and $133 in rent for these two facilities during the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The annual rent for each of the facilities increases at a rate of 5% per year and is included in the above commitment schedule. The Company evaluated the cost of hotels for these out-of-town employees and determined that it was more cost efficient to rent the houses.

The Company is currently involved in various legal proceedings and other disputes with third parties that arise from time to time in the ordinary course of business. The Company has considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies”. The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims, the range of possible settlements, advice from outside counsel, and management’s strategy with regard to the settlement of such claims or defense against such claims.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

7. GOODWILL AND INTANGIBLE ASSETS

The following is a summary of the Company’s goodwill and other intangible assets:

	June 30, 2006			June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
PBM (1)	$94,922	$396	$94,526	$96,205	$396	$95,809
Specialty (2)	4,793	—	4,793	3,901	—	3,901

Total	$99,715	$396	$99,319	$100,106	$396	$99,710

Intangible assets:
PBM (1)	$6,679	$3,919	$2,760	$6,629	$3,048	$3,581
Specialty (2)	595	342	253	595	225	370

Total	$7,274	$4,261	$3,013	$7,224	$3,273	$3,951

(1)	Primarily comprised of the excess of the acquisition costs over the fair value of the net tangible and identifiable assets acquired by the Company, which has been allocated to goodwill and intangible assets. The goodwill also includes any earnouts earned in conjunction with the acquisitions. The change in goodwill from June 30, 2005 to June 30, 2006 is the result of adjustments from the PCN acquisition. The intangible assets consist primarily of customer relationships. See Note 4, “Business Acquisitions” for more information.
(2)	Represents the Specialty Pharmacy segment primarily reflecting the excess of the Ascend purchase price over the net tangible and identifiable assets acquired, which has been allocated to goodwill and intangible assets. The goodwill also includes any earnouts earned in conjunction with the acquisition. The change in goodwill from June 30, 2005 to June 30, 2006 is the result of adjustments to earnouts in connection with the Ascend acquisition. The intangible assets consist primarily of customer relationships and employment agreements. See Note 4, “Business Acquisitions” for more information.

The weighted average useful life of all intangible assets subject to amortization is approximately 89 months for PBM acquired intangible assets and approximately 38 months for the Ascend acquired intangible assets. Amortization expense of intangible assets was approximately $988, $1,037 and $896 for the years ended June 30, 2006, 2005 and 2004, respectively.

As of June 30, 2006, approximately $81,926 of the Company’s goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

The aggregate intangible asset amortization expense is estimated as follows:

Year ending June 30,
2007	$704
2008	353
2009	347
2010	347
2011	309
Thereafter	953

$3,013

8. LINE OF CREDIT

On January 28, 2005, the Company and certain of its subsidiaries entered into a five-year $65,000 cash flow based line of credit with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. (“JPMorgan”). Subject to certain conditions including the consent of the existing lenders, the line of credit (the “JPMorgan credit facility”) may be increased by an aggregate of $35,000.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

Depending on the timing and dollar amount of each loan request, the Company will either borrow at a spread above LIBOR, the overnight Federal Funds rate or JPMorgan’s prime rate. The initial spread was 1.75% for LIBOR and Federal Funds loans and 0.75% for prime rate loans. After receipt of the Company’s consolidated financial statements for the fiscal year ended June 30, 2005, the spreads decreased due to a favorable ratio of debt to annual EBITDA. As of June 30, 2006, the spread is 1.50% for LIBOR and Federal Funds loans and 0.50% for prime rate loans.

The JPMorgan credit facility is secured by the Company’s consolidated assets. The JPMorgan credit facility requires the Company to be in compliance with financial and other covenants. The three defined financial covenants include: consolidated net worth; consolidated fixed charge ratio; and consolidated debt to EBITDA ratio. The Company was in compliance with all covenants at June 30, 2006 as set forth in the credit agreement in connection with the credit facility.

As of June 30, 2006, the Company had no outstanding borrowings under their line of credit.

The Company has a $250 irrevocable letter of credit which they’ve granted in favor of one of their clients to secure any indemnity obligations that may arise during the term of the client agreement. The irrevocable letter of credit is cancellable upon the termination of the client agreement. As of June 30, 2006, no amounts were drawn down under this letter of credit.

9. CAPITAL LEASE OBLIGATIONS

The Company leases office equipment under various capital leases that expire during the year ending June 30, 2007. The total minimum lease payments due during the year ending June 30, 2007 are $17 with $1 representing interest.

10. SEGMENT REPORTING

As of June 30, 2006, the Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment includes the sale of traditional prescription drugs to the Company’s clients and their participants, either through the Company’s nationwide network of pharmacies or the Company’s mail service pharmacy. The Specialty Pharmacy segment includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases.

The chief operating decision maker assesses the Company’s performance of its operating segments through their gross profit, defined as segment revenue less segment cost of claims. Selling, general and administrative expenses are reported as corporate expenses. In addition, interest and other income and interest expense are reported in the corporate category.

The following tables present selected financial information about the Company’s reportable segments.

For the year ended June 30, 2006	PBM	Specialty Pharmacy	Intersegment Elimination	Corporate	Total
Revenue	$839,991	$44,180	$(21,318)	$—	$862,853
Cost of claims	751,677	38,505	(18,695)	—	771,487

Gross profit	88,314	5,675	(2,623)	—	91,366
Selling, general and Administrative expenses	—	—	—	75,852	75,852
Interest and other income	—	—	—	1,471	1,471
Interest expense	—	—	—	(313)	(313)

Income before provision for income taxes	—	—	—	—	16,672
Provision for income taxes	—	—	—	—	7,015

Net income	—	—	—	—	$9,657

Total identifiable assets	$263,274	$40,717	$(31,838)	—	$272,153

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

For the year ended June 30, 2005	PBM	Specialty Pharmacy	Intersegment Elimination	Corporate	Total
Revenue	$781,360	$28,898	$(9,666)	$—	$800,592
Cost of claims	697,528	24,647	(8,292)	—	713,883

Gross profit	83,832	4,251	(1,374)		86,709
Selling, general and administrative expenses	—	—	—	67,786	67,786
Interest and other income	—	—	—	2,099	2,099
Interest expense	—	—	—	(610)	(610)

Income before provision for income taxes	—	—	—	—	20,412
Provision for income taxes	—	—	—	—	8,031

Net income	—	—	—	—	$12,381

Total identifiable assets	$276,235	$8,721	$(1,025)	—	$283,931

For the year ended June 30, 2004	PBM	Specialty Pharmacy (1)	Intersegment Elimination	Corporate	Total
Revenue	$634,821	$16,277	$—	$—	$651,098
Cost of claims	573,415	13,640	—	—	587,055

Gross profit	61,406	2,637	—	—	64,043
Selling, general and administrative expenses	—	—	—	50,606	50,606
Interest and other income	—	—	—	743	743
Interest expense	—	—	—	(703)	(703)

Income before provision for income taxes	—	—	—	—	13,477
Provision for income taxes	—	—	—	—	5,524

Net income	—	—	—	—	$7,953

Total identifiable assets	$222,111	$6,906	$(2,868)	—	$226,149

(1)	Includes Ascend’s operating results commencing July 31, 2003, the date of acquisition.

11. EMPLOYEE BENEFIT PLANS

Restricted Stock Grant Plan

In October 2004, the Company’s Board of Directors approved the adoption of the Company’s Amended and Restated 2000 Restricted Stock Grant Plan (the “Stock Grant Plan”), under which 700,000 shares of the Company’s common stock have been reserved for issuance. The Stock Grant Plan provides for the issuance of shares of restricted stock or restricted stock units that are subject to both standard restrictions on the sale or transfer of such shares and/or restrictions that the Company’s board of directors may impose, such as restrictions relating to length of service, corporate performance or other restrictions. All restricted stock and restricted stock unit awards are settled in shares of NMHC common stock.

All restricted stock awards issued under the Stock Grant Plan are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the year ended June 30, 2006, 20,400 shares of restricted stock with a 4-year cliff vesting feature were granted to certain employees. Share-based compensation expense related to restricted stock awards outstanding during the year ended June 30, 2006 approximated $84. As of June 30, 2006, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was approximately $472, and the related weighted-average period over which it is expected to be recognized is approximately 40 months. No restricted shares vested during the year ended June 30, 2006. As of June 30, 2006, 20,400 shares of restricted stock were issued under the Stock Grant Plan.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

Employee Stock Option Plan

The Company grants stock options under the 1999 Stock Option Plan, as amended (the “Plan”). Stock option grants are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of stock option grants are based on competitive practices, operating results of the Company, and government regulations.

The maximum number of shares of common stock issuable over the term of the Plan is limited to 4,850,000 shares plus an indeterminable number of shares of common stock issuable upon the exercise of “reload options.” There are no options outstanding that contain the “reload” provision. The Plan permits the granting of stock options, stock grants, stock units and stock appreciation rights to employees (including employee directors and officers) and consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Options granted under the Plan have an exercise price of at least 100% of the fair market value of the underlying stock, or 110% in the case of an individual who owns more than 10% of the combined voting power of all classes of stock of the Company on the grant date. Options granted under the Plan generally vest over a three or four-year period. As of June 30, 2006, there are 975,881 options issuable under the Plan. Options granted during the year ended June 30, 2006 are exercisable at prices ranging from $11.54 to $32.22 and terminate seven or ten years from the grant date. The total pretax intrinsic value of options exercised during the year ended June 30, 2006 was $1,389.

Summarized information related to stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding options at June 30, 2003	1,968,890	$7.61
Cancelled/Forfeited	(112,834)	9.94
Granted	766,104	18.53
Exercised	(1,092,693)	6.43

Outstanding options at June 30, 2004	1,529,467	13.76
Cancelled/Forfeited	(156,305)	26.00
Granted	486,649	23.24
Exercised	(418,598)	9.54

Outstanding options at June 30, 2005	1,441,213	16.52
Cancelled/Forfeited	(211,527)	22.46
Granted	734,789	26.87
Exercised	(453,919)	10.74

Outstanding options at June 30, 2006	1,510,556	$22.60

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2006:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per share	Aggregate Intrinsic Value
$ 7.19 to $10.78	228,496	1.38	$9.18	$1,056
$10.79 to $16.17	142,490	3.05	12.90	130
$16.18 to $24.26	294,846	7.41	21.89	—
$24.27 to $36.40	844,592	8.01	28.11	—
$36.41 to $36.66	132	2.89	36.66	—

	1,510,556	6.42	$22.60	$1,186

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per share	Aggregate Intrinsic Value
$ 7.19 to $10.78	228,217	1.38	$9.18	$1,054
$10.79 to $16.17	80,286	2.23	12.75	86
$16.18 to $24.26	42,190	6.53	20.74	—
$24.27 to $36.40	123,051	4.25	31.24	—
$36.41 to $36.66	88	2.89	36.66	—

	473,832	2.73	$16.55	$1,140

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $13.80 as of June 30, 2006, which would have been received by the option holders had those option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 307,009.

Effective July 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors based on estimated fair values.

Nonvested stock option activity for the year ended June 30, 2006 is as follows:

	Shares	Weighted average Exercise price
Nonvested options outstanding at June 30, 2005	715,272	$20.88
Options granted – unvested	734,789	26.87
Options vested	(217,066)	18.53
Options forfeited – unvested	(196,271)	22.38

Nonvested options outstanding at June 30, 2006	1,036,724	$25.36

As of June 30, 2006, total compensation cost related to nonvested stock options not yet recognized was $10,825 which is expected to be recognized over the next 37 months on a weighted-average basis.

The table below illustrates the pro forma effect on net income available to common stockholders and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan during the years ended June 30, 2005 and June 30, 2004. The weighted-average value of options granted during the years ended June 30, 2005 and June 30, 2004 is $16.26 and $10.41, respectively.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended June 30, 2005	Year Ended June 30, 2004
Expected volatility	70.8% - 74.4%	75.5% to 76.9%
Risk-free interest rate	3.4% - 4.4%	2.9% to 3.7%
Expected life of the option	6.9 years	4.0 years
Expected dividends	0.0%	0.0%

	Year Ended June 30, 2005	Year Ended June 30, 2004
Net income (loss) available to common stockholders, as reported	$6,306	$(73,778)
Total stock-based employee compensation included in net income (loss) available to common stockholders	—	200
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect applied using the provisions of FASB 123	(2,436)	(4,234)

Pro forma net income (loss) available to common stockholders	$3,870	$(77,812)

Pro forma earnings (loss) per share:
Basic – as reported	$1.39	$(11.14)
Basic – pro forma	$0.85	$(11.75)
Diluted – as reported	$1.03	$(11.14)
Diluted – pro forma	$0.32	$(11.75)

The Company’s employee stock options have various restrictions including vesting provisions and are often exercised prior to their contractual maturity. Lattice-binomial models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model. The use of a lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, expected life of the options, post-vesting terminations and a sub-optimal exercise factor. The weighted-average estimated value of employee stock options granted during the year ended June 30, 2006 was $16.78 using the lattice-binomial model with the following weighted-average assumptions:

Expected volatility	60.6%
Risk-free interest rate	5.1%
Expected dividends	0.0%
Expected life of the option	5.5 –7 years
Post-vesting terminations	1.0%
Sub-optimal exercise factor	4.0

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

Employee 401(k) Plan

The Company sponsors the National Medical Health Card Systems, Inc. 401(k) Employee Savings Plan (the “Plan”) to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible employees.

Employees can contribute up to 18% of their annual compensation to the Plan. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. Effective November 1, 2001, the Company matches employee contributions up to 100% of the first 2.5% of eligible earnings that are contributed by employees. All matching contributions vest over a five-year period. The Company’s matching contributions to the Plan totaled $491, $350 and $283 during the years ended June 30, 2006, 2005 and 2004, respectively.

In addition, the Plan provides for discretionary contributions as determined by the Company. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no discretionary contributions made in fiscal 2006, 2005 or 2004.

12. RELATED PARTY TRANSACTIONS

The Company receives certain services from a former Chairman of the Board, James Bigl, as per a consulting agreement signed at the end of his employment with the Company. Mr. Bigl resigned as Chairman of the Board on March 13, 2006 but the consulting agreement will continue until August 31, 2006. During the years ended June 30, 2006 and 2005, $125 was paid each year under this agreement.

The Company had historically entered into various verbal and written agreements with Sandata Technologies, Inc. (“Sandata”) and its wholly owned subsidiaries. Bert Brodsky, a former Chairman of the Board of the Company is also a principal stockholder of Sandata. Sandata provides computerized data processing services and custom software and programming services.

For the years ended June 30, 2005 and 2004, certain general, administrative and other expenses reflected in the consolidated financial statements include allocations of certain corporate expenses from affiliates which take into consideration personnel, estimates of the time spent to provide services or other appropriate bases. These allocations include services and expenses for information systems maintenance, financial consulting, employee benefits administration, legal communications and other miscellaneous services.

Management believes the foregoing allocations were made on a reasonable basis. Although these allocations do not necessarily represent the costs which would have been or may be incurred by the Company on a stand-alone basis, management believes that any variance in costs would not be material.

General and administrative expenses related to transactions with affiliates included in the Company’s consolidated statements of income are:

Year ended June 30,	2006	2005	2004
Management and consulting fees (a)	$125	$171	$35
Administrative, accounting services and supplies (b)	—	198	260
Rent and utilities (c)	147	961	634

	$272	$1,330	$929

(a)	The Company incurred fees to certain other affiliated companies for various management and consulting services.
(b)	A company affiliated by common ownership provided the Company with various administrative, legal and accounting services.
(c)	See Note 6 for information regarding leases with related parties for fiscal 2006. For fiscal 2005 and 2004, the Company leased their corporate headquarters from an affiliate of Bert Brodsky, the Company’s former Chairman of the Board.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

13. SUPPLEMENTAL CASH FLOW INFORMATION

Year ended June 30,	2006	2005	2004
Cash paid:
Interest	$403	$567	$733
Income taxes	1,099	2,825	1,631
Noncash investing and financing activities:
Beneficial conversion feature	—	—	80,000
Compensation charge related to acceleration of stock options and stock options issued in lieu of a transaction bonus	—	—	963

During the year ended June 30, 2006, the Company financed $285 of capital expenditures through its trade payables.

14. INCOME TAXES

The Company’s provision for federal and state income taxes consists of the following:

Year ended June 30,	2006	2005	2004
Current:
Federal	$4,474	$4,237	$2,806
State	954	882	905

	5,428	5,119	3,711

Deferred:
Federal	1,272	1,704	1,496
State	315	1,208	317

	1,587	2,912	1,813

Total provision	$7,015	$8,031	$5,524

The net tax benefits from employee stock options were $3,029, $5,625 and $1,878 for the years ended June 30, 2006, 2005 and 2004, respectively, and was reflected as an increase to additional paid-in capital in the Company’s Consolidated Statements of Stockholders’ Equity.

Differences between the federal statutory rate and the Company’s effective tax rate are as follows:

Year ended June 30,	2006	2005	2004
Federal statutory rate	34.0%	34.0%	34.0%
State taxes - net of federal tax benefit	5.8	5.3	6.8
Permanent differences	4.0	0.6	—
Other, net	(1.7)	(0.6)	0.2
Effective tax rate	42.1%	39.3%	41.0%

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities at June 30, 2006 and 2005 are as follows:

June 30,	2006	2005
Allowance for doubtful accounts	$833	$766
Vacation expense accrual	134	207
Acquisition related severance and restructuring	448	712
Other	—	132
Accrued liabilities	863	—
Deferred revenue/gains	—	300

Net deferred income tax asset	$2,278	$2,117

Deferred income tax liabilities of $7,784 and $5,964 at June 30, 2006 and 2005, respectively, primarily resulted from temporary differences between depreciation and amortization of property and equipment and goodwill.

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its deductible temporary differences and tax planning strategies. If such estimates and related assumptions change in the future, the Company may be required to record a valuation allowance against its deferred tax assets resulting in additional income tax expense in the Company’s Consolidated Statements of Income. The Company evaluates the realizability of the deferred tax assets and the need for a valuation allowance on a quarterly basis. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets and that a valuation allowance against its deferred tax assets is not necessary.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

($ in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expense (a)	Write-offs	Other Changes		Balance at End of Year
Allowance for Doubtful Accounts Receivable:

Year ended June 30, 2004	$2,014	$692	$(631)	$237	(b)	$2,312
Year ended June 30, 2005	$2,312	$651	$(1,016)	$260	(c)	$2,207
Year ended June 30, 2006	$2,207	$200	$(42)	19	(d)	$2,384

(a)	Charged to bad debts
(b)	Includes an opening reserve balance of acquisition.
(c)	Includes a $6 opening reserve balance of acquisition and a reclassification to increase Specialty’s accounts receivable balance by $254 and the allowance for doubtful accounts by $254. The reclassification was made to adjust the presentation of a valuation reserve that had previously been netted against the gross accounts receivable. There was no impact to net accounts receivable due to this reclassification.
(d)	Includes a reclassification to increase Specialty’s accounts receivable balance by $19 and the allowance for doubtful accounts by $19. The reclassification was made to adjust the presentation of a valuation reserve that had previously been netted against the gross accounts receivable. There was no impact to net accounts receivable due to this reclassification.

S-1