Form 10-K/A
period 2005-06-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2006-09-15
CIK 813562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

AMENDMENT NO. 1

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2005

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, as quoted on the NASDAQ National Market on December 31, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $101,133,786.

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 4,847,660 shares of common stock outstanding as of September 8, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K, which will be filed no later than October 28, 2005.

Explanatory Note

National Medical Health Card Systems, Inc. (“NMHC”) received a review letter from the Staff of the Securities and Exchange Commission (“SEC”) as part of its periodic examination of public company disclosure.  In connection with the review by the SEC, this Amendment No. 1 to the annual report on Form 10-K/A of NMHC hereby amends the information in its Form 10-K for the fiscal year ended June 30, 2005, as filed with the SEC on September 22, 2005 by amending the information contained in Item 7 of Part II and revising the disclosure to clarify certain information contained therein.

We are not amending any of our previously reported financial statements in this amendment, nor does this amendment change any of our disclosures except as noted above.

This amendment continues to speak as of the filing date of our original Form 10-K for the year ended June 30, 2005. We have not amended, modified, supplemented or updated the disclosures contained in this amendment to reflect events that have occurred since the filing of the original Form 10-K, nor have we amended, modified, supplemented or updated these disclosures in any way other than as described above. Accordingly, this amendment should be read in conjunction with our filings made with the SEC after September 22, 2005, the filing date of the original Form 10-K.

INTRODUCTORY STATEMENTS

Forward Looking Statements

When used herein, the words “may,” “could,” “estimate,” “believe,” “anticipate,” “think,” “intend,” “expect” and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and other factors, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date hereof.  For a discussion of such risks and uncertainties, including risks relating to pricing, competition in the bidding and proposal process, our ability to consummate contract negotiations with prospective clients, dependence on key members of management, government regulation, acquisitions and affiliations, the market for pharmacy benefit management (“PBM”) services, and other factors, readers are urged to carefully review and consider various disclosures made by National Medical Health Card Systems, Inc. (“NMHC”) which attempt to advise interested parties of the factors which affect NMHC’s business, including, without limitation, the disclosures made under the caption “Description of Business” in Item 1 of this Form 10-K/A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” in Item 7 of this Form 10-K/A.  NMHC makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

Item 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The audited Consolidated Financial Statements include the accounts of NMHC and its wholly owned subsidiaries, Pharmacy Associates, Inc.(“PAI”), Interchange PMP, Inc. (“PMP”), Centrus Corporation (“Centrus”), National Medical Health Card IPA, Inc. (“IPA”), Specialty Pharmacy Care, Inc. (“Specialty”), NMHCRX Contracts, Inc. (“Contracts”), PBM Technology, Inc. (“PBM Tech”), NMHCRX Mail Order, Inc. (“ NMHCmail”), Integrail, Inc. (“NMHC Integrail”), Portland Professional Pharmacy and Portland Professional Pharmacy Associates (collectively “NMHC Ascend”), Inteq Corp. and Inteq TX Corp. (collectively “Inteq”) and Pharmaceutical Care Network (“PCN”).  Also included are the accounts of NMHC Funding, Inc. (“Funding”). Unless the context otherwise requires, references herein to NMHC refer to National Medical Health Card Systems, Inc. and its subsidiaries on a consolidated basis.  The results of operations and balance sheet of NMHC’s acquisitions and subsidiaries have been included in the consolidation as of the effective date that NMHC acquired or established the entity as follows: PAI – July 20, 2000, PMP – March 5, 2001, Centrus and Funding – January 29, 2002, NMHCmail – September 1, 2002, NMHC Integrail – November 1, 2002, NMHC Ascend – July 31, 2003, Inteq – April 1, 2004 and PCN – March 7, 2005. All material intercompany balances and transactions have been eliminated in the consolidation.

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

The following table sets forth the breakdown of NMHC’s revenues relating to pharmaceuticals dispensed and administrative fees ($ in thousands):

	Years Ended June 30,
	2005	2004	2003
Revenues relating to:
Pharmaceuticals	$775,351	$630,356	$555,168
Administrative fees and other	25,241	20,742	18,098

Total Revenues	$800,592	$651,098	$573,266

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

The amount of rebates recognized as reductions to revenue or cost of claims is based on estimates tied to actual claims data.  NMHC processes its rebate claims either directly with the drug manufacturers, through its wholly-owned subsidiary, Specialty, for which it receives administrative fees, or through a third party rebate administrator.  Effective July 1, 2001, we have entered into an agreement with a third party rebate administrator (the “Administrator”) to handle all of our consolidated rebate claims which we do not otherwise submit directly to the drug manufacturers.

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

If such rebate programs were to be discontinued or adversely altered by drug manufacturers, or government action, or if the terms of NMHC’s rebate sharing arrangements with its sponsors were adversely altered when these arrangements expire, there could be a material adverse effect on our business, operating results and financial condition.

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

OPERATING INCOME

($ in thousands)

	Year ended June 30,
	2005	Increase/ (Decrease)	2004	Increase/ (Decrease)	2003
Revenue	$800,592	23.0%	$651,098	13.6%	$573,266
Cost of Claims	713,883	21.6%	587,055	11.7%	525,472
Gross profit	86,709	35.4%	64,043	34.0%	47,794
Selling, general, and administrative expense	67,786	33.9%	50,606	40.7%	35,974
Operating Income	$18,923	40.8%	$13,437	13.7%	$11,820

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

Cost of claims increased $126.8 million, or approximately 22%, from $587.1 million for the fiscal year ended June 30, 2004, to $713.9 million for the fiscal year ended June 30, 2005.  PCN accounted for $21.7 million, of the net increase, while Inteq accounted for another $35.2 million.  New sponsors and the growth in existing sponsors accounted for $140.9 million of the increase. This increase was partially offset by the loss of sponsors which reduced cost of claims by $71.0 million (including a $1.1 million adjustment for previous pharmacy claims). As a percentage of revenue, cost of claims decreased from 90.2% to 89.2% for the fiscal years ended June 30, 2004 and June 30, 2005, respectively.  The contracts that NMHC recognized on a net revenue basis decreased NMHC’s overall costs as a percentage of revenue due to the cost not being recognized on the contracts recorded on the net revenue basis.  In addition, the receipt of an additional $12.9 million in co-payments for NMHCmail operations resulted in a lower cost of claims as a percent of revenue, since no additional cost of claims are incurred related to these fees.

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

Selling, general, and administrative expenses increased $17.2 million, or approximately 34%, from $50.6 million for the fiscal year ended June 30, 2004 to $67.8 million for the fiscal year ended June 30, 2005.  Included in selling, general and administrative expenses for the fiscal year ended June 30, 2004 were approximately $2.6 million of non-recurring expenses related to the New Mountain Transaction (see “- Liquidity and Capital Resources”) and for the fiscal year ended June 30, 2005 was an approximately $1.7 million non-recurring charge for the settlement of the Midwest Health Plan lawsuit (“Legal Settlement”).  Excluding these non-recurring items, the increase in selling, general and administrative expenses was $18.1 million.  Approximately $7.6 million, or 42%, of this increase in selling, general, and administrative expenses is related to new entities which were part of NMHC in the twelve months ended June 30, 2005 which were not part of NMHC during all of the twelve months ended June 30, 2004. The major components of the $7.6 million increase in expenses related to the acquisitions were:  1) salaries and benefits – approximately $3.6 million, 2) commissions and fess to outside brokers and sales consultants –

approximately $1.5 million, 3) depreciation and amortization – approximately $0.9 million, 4) rent and related expenses – approximately $0.7 million, 5) IT expenses – approximately $0.4 million, 6) professional fees – approximately $0.2 million, and 7) other – approximately $0.3 million.  Non-acquisition related increases included:  1) salaries and benefits (from increased headcount) - $3.8 million, 2) commissions and fees to outside brokers and sales consultants - $2.2 million, 3) professional fees (much as a result of compliance with the Sarbanes-Oxley Act) - $2.1 million, 4) IT expenses - $2.0 million and 5) other - $0.4 million.

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

The effective tax rate decreased from 41.0% for the twelve months ended June 30, 2004 to 39.3% for the twelve months ended June 30, 2005.  The main reason for the decrease was a reduction in NMHC’s state income taxes.

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

While net income and net income available to common stockholders excluding the New Mountain Transaction items are not measures of financial performance under U.S. generally accepted accounting principles, they are provided as information for investors for analysis purposes in evaluating the effect of the New Mountain Transaction items on net income and net income available to common stockholders.  Net income and net income available to common stockholders excluding the New Mountain Transaction items are not meant to be considered a substitute or replacement for net income or net income (loss) available to common stockholders as prepared in accordance with U.S. generally accepted accounting principles.  The reconciliation from net income to net income available to common stockholders excluding the New Mountain Transaction items, is as follows (all amounts are in thousands, except per share amounts):

	Twelve Months Ended
	June 30, 2005		June 30, 2004

Net income, as reported	$12,381		$7,953

Add back:
Transaction bonuses and severance payment, net of income tax benefit	—		910
Compensation charge related to stock options issued in lieu of transaction bonus, net of income tax benefit	—		406
Compensation charge related to the acceleration of directors options, net of income tax benefit	—		200

Net income excluding New Mountain Transaction items (C)	12,381		9,469

Less:
Preferred dividends	5,600		1,596
Accretion of transaction expenses	475		135

Net income available to common shareholders excluding New Mountain Transaction items (A)	$6,306		$7,738

Earnings per share excluding New Mountain Transaction items:	$1.39		$1.17
Basic ((A) / (B))	$1.03		$0.98
Diluted ((C) / (D))

Weighted average number of shares outstanding:
Basic (B)	4,542		6,622
Diluted (D)	11,983	*	9,633	*

*Diluted weighted average number of shares assumes the conversion of the 6,957 shares of redeemable convertible preferred stock and dilutive common stock options and warrants.

NMHC has no off balance sheet transactions.

Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003

Revenue increased $77.8 million, or approximately 14%, from $573.3 million for the fiscal year ended June 30, 2003, to $651.1 million for the fiscal year ended June 30, 2004. Revenue recognized for contracts recorded on a gross revenue basis was $648.5 million for the fiscal year ended June 30, 2004 and $572.0 million for the fiscal year ended June 30, 2003.  Revenue recognized for contracts recorded on a net revenue basis was $2.6 million for the fiscal year ended June 30, 2004 and $1.3 million for the fiscal year ended June 30, 2003. The specific terms of the contracts that NMHC enters into with its sponsors will determine whether NMHC recognizes the gross revenue related to the cost of the prescriptions filled.  For those contracts that NMHC recognizes net revenue, there is no impact on gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded.  Whether revenues are recorded on either a gross or net basis, we record the gross amount billed in accounts receivable and the related claims payable to the pharmacies on the balance sheet.  NMHC includes in revenue only those co-payments collected from NMHCmail.  For the twelve months ended June 30, 2004, there were approximately $2.3 million of co-payments included in revenue versus zero for the twelve months ended June 30, 2003. Co-payments retained by pharmacies on prescriptions filled for NMHC’s members and not included in NMHC’s revenue were $203.4 million and $168.5 million, for the twelve months ended June 30, 2004 and 2003, respectively.

Of the $77.8 million increase in revenue in fiscal 2004, $33.3 million was due to the inclusion of revenues from Ascend and Inteq, which were included in the revenue for the twelve months ended June 30, 2004, but not in the twelve months ended June 30, 2003. Another approximate $77.3 million of the overall gross revenue increase was due to revenue related to new sponsors or new services offered during fiscal 2004 excluding contracts recorded on a net revenue basis. An additional increase of approximately $77.5 million was attributable to other existing sponsors as a result of several factors including higher charges relating to increased cost of pharmaceuticals, new drugs, plan participant growth and an increase in the average number of claims per plan participant.  These increases were partially offset by revenue decreases related to three factors: 1) the termination of existing customer contracts throughout the fiscal year including one major sponsor which terminated their contract effective December 31, 2002, leading to a reduction in revenue of approximately $93.3 million, and 2) there was one contract during the twelve months ended June 30, 2004 that NMHC recognized on a net revenue basis that was recognized on a gross revenue basis for four months during the twelve months ended June 30, 2003.  Due to a change in the contract terms effective November 1, 2002, this customer’s revenue was recognized on a net basis from that point.  The revenue impact of this change was a year over year reduction of gross revenue of approximately $9.0 million.  The third decrease occurred as a result of rebates payable to NMHC’s sponsors increasing by $8.0 million for the twelve months ended June 30, 2004 as compared to the twelve months ended June 30, 2003. Since these rebates are treated as a reduction in revenue, this led to a reduction in the overall year-over-year revenue increase.

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

Selling, general, and administrative expenses, which include amounts charged by affiliates, increased $14.6 million, or approximately 41%, from $36.0 million for the fiscal year ended June 30, 2003 to $50.6 million for the fiscal year ended June 30, 2004. Approximately $8.5 million, or 73%, of this increase in selling, general, and administrative expenses is related to new entities which were part of NMHC in the twelve months ended June 30, 2004 which were not part of NMHC during all of the twelve months ended June 30, 2003. The services provided by these entities include specialty pharmacy distribution through NMHC’s acquisition of PPP, predictive modeling and consulting services through NMHC’s acquisition of Integrail, and mail order distribution through NMHC’s owned facility in Miramar, Florida. In addition, PBM services were complemented and enhanced by the acquisition of Inteq.  The major components of the $8.5 million increase in expenses related to new services was: 1) salaries and benefits – approximately $4,046,000, 2) postage and supplies – approximately $461,000, 3) equipment rental – approximately $505,000, 4) insurance – approximately $339,000, 5) marketing – approximately $229,000, 6) depreciation and amortization – approximately $556,000, 7) commissions to outside brokers – approximately $599,000, and 8) postage and shipping – approximately $589,000.

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

For the fiscal year ended June 30, 2004, NMHC earned other income, net, of approximately $40,000.  For the fiscal year ended June 30, 2003, NMHC incurred other expense, net, of approximately $804,000. The components of the approximate $844,000 increase in other income, net were an approximate $506,000 decrease in interest expense, an approximate $342,000 increase in interest income, slightly offset by an approximate $4,000 reduced gain on assets sold.  The primary reasons for the net increase in income were 1) interest expense declined due to the reduced borrowings under NMHC’s revolving credit facility due to increasing profitability and additional cash flow from operations (see Item 1, “Description of Business-Recent Acquisitions and Developments,” and Note 3 to the Consolidated Financial Statements comprising Item 8 hereof), and 2) interest income increased due to the interest portion of a settlement, with an outside party, related to past due rebates owed to NMHC, and excess cash balances related to some of NMHC’s acquisitions.  NMHC entered into a new sale leaseback with an unrelated third party in November 2003. This led to an approximate $35,000 gain on the sale of assets during the twelve months ended June 30, 2004. The total gain from this transaction was approximately $147,000 which was recorded as deferred revenue and is being recognized over the life of the lease, which is thirty-six (36) months. (See Note 11 to the Consolidated Financial Statements comprising Item 8 hereof.)  This gain was offset by approximately $41,000 related to assets written-off when Ascend moved to a new facility in Portland.

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

The effective tax rate decreased from 41.8% for the twelve months ended June 30, 2003 to 41.0% for the twelve months ended June 30, 2004.  The main reason for the decrease was a decline in NMHC’s federal statutory rate.

Net income for the fiscal year ended June 30, 2004 was approximately $8.0 million as compared to approximately $6.4 million for the fiscal year ended June 30, 2003; a 24% increase.  Net income for the twelve months ended June 30, 2004 includes the $1.5 million after tax impact of the New Mountain Transaction items.

Liquidity and Capital Resources

NMHC’s primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable.  Effective July 2003, NMHC requires cash to carry inventory in our mail service facility and specialty pharmacy. Also, we require cash for potential acquisitions of other pharmacy benefit management companies or of companies providing related services.  As of June 30, 2005, we had a working capital deficit of $24.4 million as compared to a working capital deficit of $27.7 million as of June 30, 2004.  The primary reason for the improvement in working capital was the profitability generated by NMHC during the fiscal year ended June 30, 2005 offset by the acquisition of PCN.  NMHC has now acquired seven companies since July 2000 utilizing primarily cash.  This has had the effect of increasing our working capital deficits until sufficient profitability is earned to offset these deficits.

Net cash provided by operating activities was $10.3 million for the fiscal year ended June 30, 2005, compared to $24.1 million for the fiscal year ended June 30, 2004.  The primary factor contributing to this $13.8 million decrease in cash provided by operations was the timing of the PCN acquisition.  On March 7, 2005, the date of the acquisition, PCN had cash on hand exceeding $16.7 million, the vast majority of which was earmarked for payment within the next few days to the various dispensing pharmacies.  Generally accepted accounting principles require that all acquisitions be reported net of cash acquired.  Because the $16.7 million of cash on hand exceeded the acquisition price of $13.0 million and related acquisition costs of $0.6 million, the PCN acquisition was reported as a $3.2 million cash source of funds.  The timing of this event caused NMHC’s cash provided by operations for the fiscal year ended June 30, 2005 to be $10.3 million.  If the PCN Acquisition had not occurred, however, we would have reported net cash provided by operating activities of $22.5 million, net cash used in investing activities of $7.3 million, and net cash used in financing activities of $2.3 million for the fiscal year ended June 30, 2005.

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

Historically, the timing of NMHC’s accounts receivable and accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan sponsors on the one hand, and our pharmacy network on the other hand. These terms generally lead to our payments to participating pharmacies being slower than our corresponding collections from plan sponsors. NMHC believes that this situation is not unusual in the pharmacy benefit management industry and expects to operate on similar terms for the foreseeable future.  However, there can be no assurance that such terms of trade will continue in the future and, if they were to change materially, we could require additional working capital financing. We have put in place a $65 million revolving credit facility for acquisitions and working capital financing.  However, if such terms of trade were to change materially, and/or if NMHC were unable to obtain additional working capital financing, there could be a material adverse effect on our business, financial condition, or results of operations.

Our accounts receivable have increased at a rate faster than revenue because there are certain contracts, such as our Preferred Partnership Program, in which, in general, we bill these pass-through sponsors on a gross revenue basis but only recognize their revenue on a net basis.  The primary factor that leads to recognizing net revenue on these Preferred Partnership Program contracts is that the amount that we earn is fixed.  Under the Preferred Partnership Program contracts, which, in general, are full pass-through contracts, we receive a fixed charge per claim and a small fixed percentage of the rebates subject to minimums; and all other pharmacy costs are charged to the plan sponsor.  The entire amount paid to the pharmacy is billed to the plan sponsor, and there is no margin retained by us.  For the fiscal year ended June 30, 2005, billings from pass-through contracts increased 86% ($197 million) which was the primary reason for the 41% increase in accounts receivable.

Net cash used in investing activities was $4.1 million for the twelve months ended June 30, 2005, as compared to $39.4 million for the twelve months ended June 30, 2004.  This decrease of $35.2 million in net cash used in investing activities was primarily the result of a decrease in cash paid for acquisitions.  Total cash expenditures in the fiscal year ended June 30, 2004 for acquisitions, primarily PPP and Inteq, amounted to $34.7 million, as compared to cash generated from acquisitions of $1.7 million for the fiscal year ended June 30, 2005.  Also during the fiscal year ended June 30, 2004, $2.8 million of cash was generated from the repayment of affiliate and officer loans.  Finally, capital expenditures were $7.4 million (including $2.3 million of capitalized internal use software) for the fiscal year ended June 30, 2004 as compared to $5.8 million (including $3.2 million of capitalized internal use software) for the fiscal year ended June 30, 2005, a reduction of $1.6 million when comparing the two fiscal years.

During the fiscal year ended June 30, 2005, NMHC used $2.1 million from financing activities as compared to receiving $13.6 million in the fiscal year ended June 30, 2004.  This decrease of $15.7 million is the result of $75.3 million from the issuance of NMHC’s series A preferred stock net of $51.1 million for the purchase of NMHC’s shares in the tender offer in the fiscal year ended June 30, 2004.  Further, in the fiscal year ended June 30, 2004, cash was reduced by a $15.6 net repayment under the revolving credit facility compared to no net activity in the fiscal year ended June 30, 2005.  Finally, an additional $4.0 million was paid for dividends on the convertible preferred stock during the fiscal year ended June 30, 2005 as compared to the fiscal year ended June 30, 2004 offset by $2.8 million less in proceeds from the exercise of stock options as compared to the prior year.

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

Two of these financial covenants are based upon the EBITDA generated by us over specified periods of time.  These covenants, consolidated fixed charge ratio and consolidated debt to EBITDA ratio, are evaluated by JPMorgan as a measure of our liquidity and our ability to meet all of our obligations under the credit facility. EBITDA is presented as cash flow from operations plus or minus the net changes in assets and liabilities and the changes in certain non-cash reconciling items from net cash from operations to net income over the reported periods.  While EBITDA is not a measure of financial performance or liquidity under generally accepted accounting principles, it is provided as information for investors for analytical purposes in light of the financial covenants referred to above. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with United States generally accepted accounting principles.  EBITDA, which increased by approximately $7.7 million or 40%, from $19.3 million for the fiscal year ended June 30, 2004 to $27.0 million for the fiscal year ended June 30, 2005, is calculated as follows

(see Consolidated Statement of Cash Flows comprising Item 1 hereof for more details):

	Year Ended June 30,
	2005	2004	2003
Cash flow from operations	$10,322	$24,060	$15,868
Provision for income taxes	8,031	5,524	4,602
Interest (income) expense, Net	299	109	957
Net change in assets and liabilities	11,988	(7,823)	(4,613)
Non-cash items to reconcile net cash from operations to net income	(3,630)	(2,578)	(404)
EBITDA	$27,010	$19,292	$16,410

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

The total future payments under these contractual obligations as of June 30, 2005 are as follows:

Payments Due by Period

($ in thousands)

Contractual Obligations

	Total	Less than 1 year	1-3 years	4-5 years	After 5 Years

Long Term Debt	$—	$—	$—	$—	$—

Capital Lease Obligations	45	29	16	—	—

Operating Leases	24,183	7,153	9,446	4,558	3,026

Sale-leaseback	210	140	70	—	—

Total Contractual Cash Obligations	$24,438	$7,322	$9,532	$4,558	$3,026

The shareholders of PCN are eligible to receive additional consideration of up to $30,000,000, if certain financial and performance targets are met over the three year period beginning March 1, 2005.  As of June 30, 2005, $225,000 has been accrued based upon the tentative achievement of the financial and performance targets.

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

We entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the “purchase agreement”).  Pursuant to the purchase agreement, we agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of the series A 7% convertible preferred stock (the “series A preferred stock”) at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80 million.  On March 19, 2004, we completed the sale of the series A preferred stock to New Mountain Partners and used approximately $49 million of the proceeds of the sale of the series A preferred stock to purchase, pursuant to a tender offer, 4,448,900 shares of our outstanding common stock at $11.00 per share (collectively, the “New Mountain Transaction”).  Prior to the closing of the New Mountain Transaction, Bert E. Brodsky, the former chairman of the board of directors, and certain stockholders related to him, held (assuming the exercise of

330,000 options and warrants held by Mr. Brodsky, which occurred in April 2004), in the aggregate, approximately 59% of our outstanding common stock and had agreed to tender 4,448,900 shares, or approximately 54% of our outstanding common stock, held by them, into the tender offer.  No other shareholders tendered shares in the offer.

Following the completion of the tender offer, and assuming the exercise of 330,000 options and warrants held by Mr. Brodsky, which occurred in April 2004, New Mountain Partners owned securities at March 19, 2004 that were initially convertible into approximately 64% of NMHC’s issued and outstanding common stock and prior to conversion of the series A preferred stock were entitled to cast that number of votes that is equal to approximately 60% of NMHC’s aggregate voting power.  Following the closing of the New Mountain Transaction, New Mountain Partners were entitled to and did nominate and elect 60% of the members of NMHC’s board of directors.

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

The series A preferred stock may be redeemed at NMHC’s option subsequent to the fourth anniversary of its issuance, subject to certain conditions.  After the tenth anniversary of the issuance of the series A preferred stock, each holder of shares of series A preferred stock may require us to redeem all or a part of that holder’s shares of series A preferred stock.

NMHC anticipates that current cash positions, together with anticipated cash flow from operations, will be sufficient to satisfy our contemplated cash requirements for at least 24 months.  This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months.  However, it is one of our stated goals to acquire other pharmacy benefit management companies and companies providing related services.  Depending on our evaluation of future acquisitions, additional cash may be required to complete these acquisitions.  In addition, we will require cash to acquire inventory for our mail service and specialty distribution operations.  In the event that NMHC’s plans change or its assumptions prove to be inaccurate, or the proceeds from the JPMorgan credit facility and the New Mountain Transaction prove to be insufficient to fund operations and acquisitions, we could be required to seek additional financing sooner than anticipated.  There can be no assurance that such financing could be obtained at rates or on terms acceptable to us, if at all.

Supplemental Quarterly Financial Data

Unaudited quarterly financial data ($ in thousands, except per share amounts) for the fiscal years 2005 and 2004 are summarized as follows:

	Fiscal Year 2005
Quarters ended	June 30	March 31	December 31	September 30

Revenue	$215,858	$199,342	$200,550	$184,842

Income before provision for income taxes	3,913	5,538	6,442	4,519

Net Income	2,647	3,267	3,801	2,666

Net income (loss) available to common Stockholders	1,132	1,769	2,270	1,135

Earnings (loss) per common share:
Basic	0.24	0.39	0.51	0.26
Diluted	0.22	0.27	0.32	0.22

Weighted-average number of common shares outstanding:
Basic	4,764	4,584	4,424	4,400
Diluted	12,085	11,997	11,865	11,904

	Fiscal Year 2004
Quarters ended	June 30	March 31	December 31	September 30

Revenue	$176,647	$159,725	$163,896	$150,830

Income before provision for income taxes	4,277	2,641	3,769	2,790

Net Income	2,525	1,564	2,218	1,646

Net income (loss) available to common Stockholders	1,010	(78,652)*	2,218	1,646

Earnings (loss) per common share:
Basic	0.25	(11.17)	0.29	0.22
Diluted	0.21	(11.17)	0.25	0.19

Weighted-average number of common shares outstanding:
Basic	4,013	7,044	7,764	7,641
Diluted	11,831	7,044	8,888	8,473

*Includes an $80,000 non-recurring, non-cash charge for a beneficial conversion feature related to the New Mountain transaction.

Other Matters

Inflation

Management does not believe that inflation has had a material adverse impact on NMHC’s net income for the three most recent fiscal years.

Critical Accounting Policies and Estimates

General

NMHC’s discussion and analysis of its financial condition and results of operations are based upon NMHC’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses; these estimates and judgments also affect related disclosures of contingent assets and liabilities.  On an on-going basis, NMHC evaluates its estimates and judgments, including those related to revenue recognition, bad debt, intangible assets, income taxes, and financing operations.  NMHC bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

NMHC believes that of its significant accounting policies, which are described in Note 1 to the Consolidated Financial Statements comprising Item 8 hereof, the following may involve a higher degree of judgment and complexity than others:

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

(d)           Rebates are recognized when we are entitled to them in accordance with the terms of our arrangements with drug manufacturers, third party rebate administrators, and sponsors, and when the amount of the rebates is determinable.  NMHC records the gross rebate receivable as a reduction of cost, and the appropriate payable as a reduction of revenue, to the sponsors based on estimates, which are subject to final settlement.  The estimates are based upon the claims submitted and our rebate experience, and are adjusted as additional information becomes available.

Bad Debt

We maintain allowances for doubtful accounts for estimated losses resulting from the liability of our sponsors to make required payments.  If the financial condition of our sponsors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and Intangible Asset Impairment

In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.  On July 1, 2001 we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and will be required to analyze our goodwill for impairment issues on a periodic basis thereafter.  To date, we have not recorded any impairment losses related to goodwill and other intangible assets.

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

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

3.             Exhibits

Exhibit
Number	Description of Exhibit

2.1	Stock Purchase Agreement dated July 31, 2003, among NMHC and Portland Professional Pharmacy, Portland Professional Pharmacy Associates and the individuals listed on Schedule I thereto (3)
2.2	Amended and Restated Stock Purchase Agreement dated November 26, 2003 by and between NMHC and New Mountain Partners, L.P. (8)
2.3	Asset Purchase Agreement among NMHC, Inteq PBM, LP, Inteq-RX Group, LLP, and the individuals named therein dated April 1, 2004 (6)

2.4	Stock Purchase Agreement dated March 7, 2005 among NMHC, PCN Acquisition Corp., Pharmaceutical Care Network and California Pharmacists Association (13)
3.1	Certificate of Incorporation of NMHC (2)
3.2	Certificate of Amendment to the Certificate of Incorporation of NMHC (7)
3.3	Amended and Restated By-Laws of NMHC (9)
3.4	Amended and Restated Audit Committee Charter (7)
4.1	Form of Warrant Agreement, including form of Representatives’ Warrants (1)
4.2	Certificate of Designation, Preferences and Rights of Series A 7% Convertible Preferred Stock of NMHC (7)
10.1	Credit Agreement dated January 28, 2005 among NMHC, the Lenders party thereto and JPMorgan Chase, as Administrative Agent (12)
10.2	Stock Option Agreement between NMHC and James Bigl dated July 22, 2003 (3)
10.3	Stock Option Agreement between NMHC and Agnes Hall dated August 1, 2003 (3)
10.4	Stock Option Agreement between NMHC and David Gershen dated August 1, 2003 (3)
10.5	Stock Option Agreement between NMHC and Tery Baskin dated August 1, 2003 (3)
10.6	Stock Option Agreement between NMHC and Patrick McLaughlin dated August 1, 2003 (3)
10.7	Sixth Amendment to Employment Agreement, dated October 30, 2003, by and between NMHC and James J. Bigl (5)
10.8	Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development Corporation and NMHCRx Mail Order, Inc. (3)
10.9	AmerisourceBergen Prime Vendor Agreement, dated July 21, 2003 between NMHCRx Mail Order, Inc. d/b/a NMHCmail and AmerisourceBergen Drug Corporation (3)
10.10	Release, dated October 30, 2003, by Sandata Technologies, Inc. and Sandsport, Inc. (5)
10.11	Amendment to Lease Agreement, dated as of October 23, 2003, by and among BFS Realty, LLC and NMHC (5)
10.12	Amendment to Lease Agreement (30 Sea Cliff), dated as of October 30, 2003, between Living in Style, LLC and NMHC (5)
10.13	Amendment to Lease Agreement (32 Sea Cliff), dated as of October 30, 2003, between Living in Style, LLC NMHC (5)
10.14	Second Amendment to Employment Agreement, dated October 30, 2003, by and between NMHC and Bert E. Brodsky (5)
10.15	Amended and Restated Employment Agreement dated June 14, 2004 between NMHC and James J. Bigl (9)
10.16	Form of Stock Option Agreement between NMHC and Non-Employee Directors dated May 4, 2004 for a grant of 15,000 shares of common stock (9)
10.17	Form of Stock Option Agreement between NMHC and Non-Employee Directors dated May 4, 2004 for a grant of 20,000 shares of common stock (9)
10.18	Employment Agreement dated August 30, 2004 between NMHC and James F. Smith (11)
10.19	Employment Agreement dated October 4, 2004 between NMHC and Bill Masters (11)
10.20	Stock Option Agreement dated August 31, 2004 between NMHC and James F. Smith (11)
10.21	Stock Option Agreement dated October 4, 2004 between NMHC and Bill Masters (11)
10.22	Form of Stock Option Agreement between NMHC and Senior Management dated December 20, 2004 (14)
10.23	Form of Stock Option Agreement between NMHC and Non-Employee Directors dated December 21, 2004 (14)
14.1	Amended and Restated Code of Ethics (10)
21.1	List of Subsidiaries (15)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (15)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act(15)
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act(15)

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

(15)             Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K for the year ended June 30, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
(Registrant)

By

/s/ James F. Smith

James F. Smith, Chief Executive Officer, Principal Executive Officer and Director

Date: September 15, 2006