Form 10-Q/A
period 2005-09-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2006-09-18
CIK 813562

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)     Yes  ☒     No  ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, as of November 4, 2005 was 5,001,586 shares.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

Explanatory Note

National Medical Health Card Systems, Inc. (“NMHC”) received a standard review letter from the Staff of the  Securities  and Exchange Commission (“SEC”) as part of its periodic examination of public company disclosure. In  connection  with a review by the SEC, this Amendment No. 1  to the quarterly report on Form 10-Q of NMHC hereby  amends the information in its Form 10-Q for the quarter ended September 30, 2005,  as filed with the SEC on November 9, 2005, by amending the information contained in Items 1 and 2 of Part I to (i) remove certain non-GAAP performance measures and (ii) revise the disclosure to provide the total costs related to nonvested awards and clarify certain other information contained therein. For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety.

This amendment continues to speak as of the filing date of our original Form 10-Q for the quarter ended September 30, 2005. We have not amended, modified, supplemented or updated the disclosures contained in this amendment to reflect events that have occurred since the filing of the original Form 10-Q, nor have we amended, modified, supplemented or updated these disclosures in any way other than as described above. Accordingly, this amendment should be read in conjunction with our filings made with the SEC after November 9, 2005, the filing date of the original Form 10-Q.

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

For a discussion of such risks and uncertainties, including risks relating to pricing, competition in the bidding and proposal process, our ability to consummate contract negotiations with prospective clients, dependence on key members of management, government regulation, acquisitions and affiliations, the market for pharmacy benefit management (“PBM”) services, and other factors, readers are urged to carefully review and consider various disclosures made by the Company which attempt to advise investors of the factors which affect NMHC’s business, including, without limitation, the disclosures made under the caption “Description of Business – Risk Factors Affecting NMHC’s Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of NMHC’s Annual Report on Form 10-K, for the fiscal year ended June 30, 2005, filed with the U.S. Securities and Exchange Commission on September 22, 2005, as amended.

PART I — FINANCIAL INFORMATION

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

($ in thousands)

	September 30, 2005	June 30, 2005
	(Unaudited)
Assets
Current:

Cash and cash equivalents (including cash equivalent investments of $287 and $193, respectively)	$8,531	$7,272
Restricted cash	4,997	3,994
Accounts receivable, less allowance for doubtful accounts of $2,118 and $1,953, respectively	104,743	103,129

Rebates receivable	58,256	40,377
Inventory	5,317	4,119
Due from affiliates	—	31
Deferred tax assets	2,013	2,117
Other current assets	4,218	5,759
Total current assets	188,075	166,798

Property, equipment and software development costs, net	12,448	12,177
Intangible assets, net of accumulated amortization of $3,555 and $3,273, respectively	3,719	3,951
Goodwill	99,804	99,710
Other assets	1,327	1,295
Total Assets	$305,373	$283,931

Liabilities, Redeemable Preferred Equity, and Common Stockholders’ Equity
Current Liabilities:

Accounts payable and accrued expenses	$205,313	$188,843
Revolving credit facility and loans payable-current	1,860	1,860
Current portion of capital lease obligations	30	29
Income taxes payable	112	—
Other current liabilities	202	503
Total current liabilities	207,517	191,235

Capital lease obligations, less current portion	9	16
Long term loans payable and other liabilities	994	998
Deferred tax liability	6,071	5,964
Total liabilities	214,591	198,213

Commitments and Contingencies
Redeemable Preferred Equity:

Redeemable convertible preferred stock $.10 par value; 15,000,000 shares authorized, 6,956,522 issued and outstanding	75,983	75,864

Common Stockholders’ Equity:
Common stock, $.001 par value, 35,000,000 shares authorized, 9,638,884 and 9,461,826 shares issued, 4,998,984 and 4,821,926 outstanding, respectively
	10	9
Additional paid-in-capital	118,670	115,061
Accumulated deficit	(52,002)	(53,337)
Treasury stock at cost, 4,639,900 shares	(51,879)	(51,879)
Total common stockholders’ equity	14,799	9,854
Total Liabilities, Redeemable Preferred Equity, and Common Stockholders’ Equity	$305,373	$283,931

See accompanying condensed notes to consolidated financial statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,
	2005	2004

Revenue (includes co-payments collected of $4,799 and $2,277, respectively; and excludes co-payments retained by the pharmacies of $77,453 and $53,921, respectively)	$214,692	$184,842

Cost of claims (excludes co-payments retained by the pharmacies of $77,453 and $53,921, respectively)	191,130	165,165
Gross Profit	23,562	19,677

Selling, general and administrative expenses	18,638	15,079

Operating income	4,924	4,598

Other income (expense):
Interest expense	(104)	(139)
Interest income	174	10
Other income, net	12	50
	82	(79)

Income before provision for income taxes	5,006	4,519
Provision for income taxes	2,139	1,853

Net income	2,867	2,666

Preferred stock cash dividend	1,412	1,412
Accretion of transaction expenses	120	119
Net income available to common stockholders	$1,335	$1,135

Earnings per common share:
Basic	$0.27	$0.26
Diluted *	$0.24	$0.22

Weighted average number of common shares outstanding:
Basic	4,862	4,400
Diluted *	12,102	11,904

See accompanying condensed notes to consolidated financial statements

* = The number of weighted average diluted shares was calculated using the “as if converted” method for the redeemable preferred stock.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,867	$2,666
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,807	1,572
Employee stock option expense	668	—
Amortization of deferred gain	(12)	(50)
Amortization of deferred financing costs	28	—
Provision for doubtful accounts	165	156
Deferred income taxes	221	20
Changes in assets and liabilities, net of effect from acquisitions:
Restricted cash	(1,003)	95
Accounts receivable	(1,779)	(806)
Rebates receivable	(17,879)	2,999
Inventory	(1,198)	(1,622)
Other current assets	1,541	(365)
Due from affiliates	31	—
Other assets	(60)	374
Accounts payable and accrued expenses	17,166	(4,382)
Income taxes payable and other current liabilities	662	3,070
Other long term liabilities	8	(817)
Net cash provided by operating activities	3,233	2,910

Cash flows from investing activities:
Capital expenditures	(1,796)	(945)
Acquisition of PPP, net of cash acquired	(425)	(358)
Net cash used in investing activities	(2,221)	(1,303)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,665	120
Proceeds from revolving credit facility	38,725	266,349
Repayment of revolving credit facility	(38,725)	(266,352)
Payment of preferred stock dividends	(1,412)	(1,412)
Repayment of debt and capital lease obligations	(6)	(81)
Net cash provided by (used in) financing activities	247	(1,376)

Net increase in cash and cash equivalents	1,259	231
Cash and cash equivalents at beginning of period	7,272	3,388
Cash and cash equivalents at end of period	$8,531	$3,619

See accompanying condensed notes to consolidated financial statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All $ in thousands, except share and per share amounts)

(Unaudited)

1.                                       BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of National Medical Health Card Systems, Inc. (the “Company” or “NMHC”) and its wholly owned subsidiaries, Pharmacy Associates, Inc. (“PAI”), Interchange PMP, Inc. (“PMP”), Centrus Corporation (“Centrus”), National Medical Health Card IPA, Inc. (“IPA”),  Specialty Pharmacy Care, Inc. (“Specialty”), Integrail, Inc. (“NMHC Integrail”), NMHCRX Mail Order, Inc. (“NMHCmail”), NMHCRX Contracts, Inc. (“Contracts”), Portland Professional Pharmacy and Portland Professional Pharmacy Associates (collectively, “PPP” or “NMHC Ascend”), Inteq Corp. and Inteq TX Corp. (collectively, “Inteq”), PCN DE Corp. and Pharmaceutical Care Network (collectively, “PCN”) and PBM Technology Inc. (“PBM Tech”) (See Note 4). Also included on a consolidated basis are the accounts of NMHC Funding, LLC (“Funding”), a limited liability company of which the Company and its subsidiaries are the owners of all of the membership interests. Unless the context otherwise requires, references herein to the “Company” or “NMHC” refer to the Company and its subsidiaries, on a consolidated basis. All material inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial information and substantially in the form prescribed by the U.S. Securities and Exchange Commission (the “SEC”) in instructions to Form 10-Q and in Article 10 of Regulation S-X. Accordingly, the interim financial information does not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of the Company’s management, the September 30, 2005 and 2004 unaudited interim financial statements include all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. In the opinion of the Company’s management, the disclosures contained in this Form 10-Q/A are adequate to make the information presented not misleading when read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended June 30, 2005, as amended. The results of operations for the three month period ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

For information concerning the Company’s significant accounting policies, reference is made to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 (the “Annual Report”) filed with the SEC, as amended.

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

For the three months ended September 30, 2005, the fair value of the options was estimated using a binomial valuation model with the following weighted-average assumptions used: no dividend yield, weighted-average expected life of the option of 7 years, risk-free interest rate of 4.1%, volatility of 69.5%, post-vesting terminations of 1%, and a sub-optimal exercise factor of 4.1. The weighted-average value of options granted was $18.08 during the three months ended September 30, 2005.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes for the three months ended September 30, 2005 is $668 lower than if it had continued to account for share-based compensation under APB Opinion 25.  The after-tax effect of this charge was $536, or $0.11 per basic earnings per share, or EPS, and $0.04 per diluted EPS using the "as if converted" method for the three months ended September 30, 2005.  As of September 30, 2005, the total unrecognized compensation cost related to nonvested stock awards was $7,261 and the related weighted-average period over which it is expected to be recognized is approximately 3.1 years.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plan in the three months ended September 30, 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants in the three months ended September 30, 2004: no dividend yield, weighted-average expected life of the option of between 4 and 8 years, risk-free interest rate of 3.4%, and volatility of 74.3% for all grants. The weighted-average value of options granted was $17.45 for the three months ended September 30, 2004.

Three Months Ended September 30, 2004
Net income available to common stockholders, as reported	$1,135
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect applied using the provisions of FAS 123.	(454)
Pro forma net income available to common stockholders	$681
Pro forma earnings per share:
Basic – as reported	$0.26
Basic – pro forma	$0.15

Diluted – as reported	$0.22
Diluted – pro forma	$0.13

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

The preferred stock provides for an initial annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary of issuance. The preferred stock is convertible into the Company’s common stock at a price of $11.50 per share of common stock, or an aggregate of approximately 7,000,000 shares of the Company’s common stock.

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

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Revenue	$214,692	$207,281
Net income	$2,867	$2,238
Net income available to common Stockholders	$1,335	$707
Earnings per common share:
Basic	$0.27	$0.16
Diluted	$0.24	$0.06
Pro forma weighted-average number of common shares outstanding:
Basic	4,862	4,400
Diluted	12,102	11,904

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

The change in the carrying amount of goodwill for the three months ended September 30, 2005 is as follows:

Balance as of June 30, 2005	$99,710
PCN acquisition	(50)
PCN additional consideration earned	(46)
PPP additional consideration earned	190

Balance as of September 30, 2005	$99,804

Approximately $81,323 of the Company’s September 30, 2005 goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

Acquired intangible assets subject to amortization consisted of the following:

	September 30, 2005		June 30, 2005
Asset Class	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$5,326	$2,597	$5,296	$2,410
Non-compete agreements	220	168	220	156
Employment agreements	186	139	186	133
Trade name	100	44	100	37
Company know how	1,442	607	1,422	537
	$7,274	$3,555	$7,224	$3,273

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

	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding options at June 30, 2005	1,441,213	$16.52
Canceled	(9,749)	23.04
Granted	119,931	26.24
Exercised	(159,931)	10.02

Outstanding options at September 30, 2005	1,391,464	18.06

The following table summarizes information about stock options outstanding at September 30, 2005:

			Outstanding			Exercisable
Option Price Range			Number of Shares	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Shares	Weighted- average Exercise Price
$1.67	to	$2.51	17,000	0.24 years	$1.75	17,000	$1.75
$2.52	to	$3.78	4,105	0.80 years	$3.14	4,105	$3.14
$3.79	to	$5.69	1,800	0.97 years	$4.41	1,800	$4.41
$5.70	to	$8.55	47,087	1.97 years	$7.70	44,800	$7.69
$8.56	to	$12.84	454,772	2.16 years	$9.97	397,695	$9.78
$12.85	to	$19.28	141,485	5.61 years	$13.86	42,690	$13.98
$19.29	to	$28.94	607,136	8.63 years	$23.89	60,262	$24.89
$28.95	to	$36.66	118,079	3.65 years	$31.45	72,719	$32.24

$1.67	to	$36.66	1,391,464	5.42 years	$18.06	641,071	$13.61

7.                                       EARNINGS PER SHARE

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months EndedSeptember 30,
	2005	2004
Basic	4,861,853	4,399,668
Effect of assumed exercise of employee stock options	283,863	548,291
Effect of assumed conversion of redeemable convertible preferred stock	6,956,522	6,956,522
Diluted weighted average number of shares outstanding	12,102,238	11,904,481

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

8.                                       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2005	June 30, 2005
Claims payable to pharmacies	$130,520	$118,660
Rebates payable to sponsors	57,547	45,436
Trade and other payables and accrued expenses	17,246	24,747

	$205,313	$188,843

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

12.                                 LITIGATION

An action was commenced against the Company on April 30, 2002 by Midwest Health Plan Inc. (“MHP”) in the United States District Court for the Eastern District of Michigan. The amended complaint alleged, among other things, that the parties entered into a contract dated July 1999 (the “Agreement”), and further alleged that the Company overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached its fiduciary duties by making a profit. In August 2005, the Company paid MHP $2,000 in cash in complete settlement of all outstanding claims by both parties, and the case was dismissed with prejudice. This amount was accrued to selling, general and administrative expenses as of June 30, 2005.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING INCOME

($ in thousands)

Three months ended September 30,

	2005	Increase/ (Decrease)	2004
Revenue	$214,692	16.1%	$184,842
Cost of Claims	191,130	15.7%	165,165
Gross profit	23,562	19.7%	19,677
Selling, general, and administrative expense	18,638	23.6%	15,079
Operating Income	$4,924	7.1%	$4,598

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

Selling, general, and administrative expenses increased $3.6 million, or approximately 23.6%, from $15.1 million for the three months ended September 30, 2004 to $18.6 million for the three months ended September 30, 2005. Approximately $2.4 million of this increase in selling, general, and administrative expenses is related to the acquisition of PCN. The major components of the $2.4 million increase in expenses related to the acquisition: 1) salaries and benefits – approximately $1.4 million, 2) IT related expenditures – approximately $0.3 million, 3) office related expenditures – approximately $0.2 million, 4) depreciation and amortization – approximately $0.2 million, and 5) other related expenditures – approximately $0.3 million. Another $0.3 million relates to costs incurred as a result of compliance with the Sarbanes-Oxley Act and higher audit fees. In addition, $0.7 million of the increase is the result of compensation expense relating to employee stock options, which were required to be included in SG&A expenses beginning with the quarter ended September 30, 2005.

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

Our accounts receivable have increased at a rate faster than revenue because there are certain contracts, such as our Preferred Partnership Program, in which, in general, we bill these pass-through sponsors on a gross revenue basis but only recognize their revenue on a net basis. The primary factor that leads to recognizing net revenue on these Preferred Partnership Program contracts is that the amount that we earn is fixed. Under the Preferred Partnership Program contracts, which, in general, are full pass-through contracts, we receive a fixed charge per claim and a small fixed percentage of the rebates subject to minimums; and all other pharmacy costs are charged to the plan sponsor. The entire amount paid to the pharmacy is billed to the plan sponsor, and there is no margin retained by us. For the three months ended September 30, 2005, billings from pass-through contracts increased 144% ($97.2 million) which was the primary reason for the 42% increase in accounts receivable.

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

	Three Months Ended September 30,
	2005	2004
Cash flow from operations	$3,233	$2,910
Provision for income taxes	2,139	1,853
Interest (income) expense, net	(70)	129
Net change in assets and Liabilities	2,511	1,454
Non-cash items to reconcile net cash from operations to net income	(1,070)	(126)

EBITDA	$6,743	$6,220

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

The total future payments under these contractual obligations as of September 30, 2005, are as follows:

	Payments Due by Period
Contractual Obligations	($ in thousands)				More than 5 Years
	Total	Less than 1 Year	1-3 Years	4-5 Years
Long Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	39	30	9	—	—
Operating Leases	23,722	7,245	9,870	4,030	2,577
Sale-leasebacks	175	140	35	—	—
Total Contractual Cash Obligations	$23,936	$7,415	$9,914	$4,030	$2,577

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

An action was commenced against us on April 30, 2002 by Midwest Health Plan Inc. (“MHP”) in the United States District Court for the Eastern District of Michigan. The amended complaint alleged, among other things, that the parties entered into a contract dated July 1999 (the “Agreement”), and further alleged that we overcharged MHP for the administration of prescription benefit services in contravention to the terms of the Agreement and breached our fiduciary duties by making a profit. On August 10, 2005, we paid MHP $2 million in cash in complete settlement of all outstanding claims by both parties, and the case was dismissed with prejudice.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.

(Registrant)

Date: September 15, 2006	By:	/s/ James F. Smith
James F. Smith
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stuart Diamond
Stuart Diamond
Chief Financial Officer (Principal Financial Officer)