Form 10-Q/A
period 2005-12-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2006-09-18
CIK 813562

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

Explanatory Note

National Medical Health Card Systems, Inc. (“NMHC”) received a review letter from the Staff of the  Securities  and Exchange Commission (“SEC”) as part of its periodic examination of public company disclosure.   In  connection with the review by the SEC, this Amendment No. 1  to the quarterly report on Form 10-Q/A of NMHC hereby amends the information in its Form 10-Q for the second fiscal quarter ended December 31, 2005,  as filed with the SEC on February 9, 2006, by amending the information contained in Items 1 and 2 of Part I to (i) remove certain non-GAAP performance measures and (ii) revise the disclosure to provide the total cost related to nonvested awards and clarify certain other information contained therein. For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety.

In addition, as previously disclosed in NMHC’s Form 8-K filed with the SEC on September 12, 2006, on September 11, 2006, in connection with the preparation of its annual report on Form 10-K for the year ended June 30, 2006, NMHC concluded that it should restate its previously issued financial statements for its second fiscal quarter ended December 31, 2005 to reflect the correction of two rebate cash receipts from one pharmaceutical manufacturer which resulted in NMHC recognizing additional rebate revenue during the quarter ended December 31, 2005 (the “Restatement”).  The Restatement reflects adjustments to NMHC’s revenue and cost of claims for the three and six month periods ended December 31, 2005.  The impact of error realized in the estimation of rebates receivable and payable at December 31, 2005 on NMHC’s income statement was an overstatement of operating income of $662,000 ($380,000 net of tax) for the quarter ended December 31, 2005.  The Restatement has been incorporated in Items 1 and 2 of Part I of this Form 10-Q/A to revise the disclosure impacted by such restatement.  There was no impact on the results for the full year ended June 30, 2006.  For a more detailed description of the Restatement, see Note 2, “Restatement of Financial Statements,” to the accompanying consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

This amendment continues to speak as of the filing date of our original Form 10-Q for the quarter ended December  31, 2005. We have not restated, amended, modified, supplemented or updated the disclosures contained in this amendment to reflect events that have occurred since the filing of the original Form 10-Q, nor have we restated, amended, modified, supplemented or updated these disclosures in any way other than as described above. Accordingly, this amendment should be read in conjunction with our filings made with the SEC after February 9, 2006, the filing date of the original Form 10-Q.

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
	(Restated)
	(Unaudited)
Assets
Current:

Cash and cash equivalents (including cash equivalent investments of $289 and $193, respectively)	$9,271	$7,272
Restricted cash	3,855	3,994
Accounts receivable, less allowance for doubtful accounts of $2,505 and $1,953, respectively	111,345	103,129
Rebates receivable	58,533	40,377
Inventory	6,520	4,119
Due from affiliates	––	31
Deferred tax assets	2,051	2,117
Other current assets	1,778	5,759
Total current assets	193,353	166,798

Property, equipment and software development costs, net	13,492	12,177
Intangible assets, net of accumulated amortization of $3,811 and $3,273, respectively	3,463	3,951
Goodwill	99,842	99,710
Other assets	1,241	1,295
Total Assets	$311,391	$283,931

Liabilities, Redeemable Preferred Equity, and Common Stockholders’ Equity
Current Liabilities:

Claims payable to pharmacies	$124,607	$118,660
Rebates payable to sponsors	65,385	45,436
Trade and other payables and accrued expenses	18,213	24,747
Revolving credit facility and loans payable-current	—	1,860
Current portion of capital lease obligations	30	29
Income taxes payable	1,311	—
Other current liabilities	276	503
Total current liabilities	209,822	191,235

Capital lease obligations, less current portion	1	16
Long term loans payable and other liabilities	997	998
Deferred tax liability	6,368	5,964
Total liabilities	217,188	198,213

Commitments and Contingencies
Redeemable Preferred Equity:

Redeemable convertible preferred stock $.10 par value; 15,000,000 shares authorized, 6,956,522 issued and outstanding	76,103	75,864

Common Stockholders’ Equity:

Common stock, $.001 par value, 35,000,000 shares authorized, 9,715,329 and 9,461,826 shares issued, 5,075,429 and 4,821,926 outstanding, respectively	10	9
Additional paid-in-capital	120,603	115,061
Accumulated deficit	(50,634)	(53,337)
Treasury stock at cost, 4,639,900 shares	(51,879)	(51,879)
Total common stockholders’ equity	18,100	9,854
Total Liabilities, Redeemable Preferred Equity, and Common Stockholders’ Equity	$311,391	$283,931

See accompanying condensed notes to consolidated financial statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
	(Restated)		(Restated)

Revenue (includes co-payments collected of $4,319, $4,173, $9,118 and $6,450, respectively; and excludes co-payments retained by the pharmacies of $83,046, $74,770, $160,499 and $128,691, respectively)	$219,909	$200,550	$434,601	$385,392

Cost of claims (excludes co-payments retained by the pharmacies of $83,046, $74,770, $160,499 and $128,691, respectively)	196,232	178,618	387,362	343,783

Gross profit	23,677	21,932	47,239	41,609

Selling, general and administrative expenses	18,950	17,001	37,588	32,080

Operating income	4,727	4,931	9,651	9,529

Other income (expense):
Interest expense	(78)	(228)	(182)	(367)
Interest income	446	28	620	38
Other (expense) income, net	(52)	1,711	(40)	1,761
	316	1,511	398	1,432

Income before provision for income taxes	5,043	6,442	10,049	10,961
Provision for income taxes	2,145	2,641	4,284	4,494

Net income	2,898	3,801	5,765	6,467
Redeemable convertible preferred stock cash dividends	1,411	1,411	2,823	2,823
Accretion of transaction expenses	119	120	239	239
Net income available to common stockholders	$1,368	$2,270	$2,703	$3,405

Earnings per common share:
Basic	$0.27	$0.51	$0.55	$0.77
Diluted *	$0.24	$0.32	$0.48	$0.54

Weighted average number of common shares outstanding:
Basic	5,025	4,424	4,943	4,412
Diluted *	12,146	12,046	12,133	12,074

See accompanying condensed notes to consolidated financial statements

* = The number of weighted average diluted shares was calculated using the “as if converted” method for the redeemable convertible preferred stock.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Six months ended December 31,
	2005	2004
	(Restated)
Cash flows from operating activities:
Net income	$5,765	$6,467
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	3,592	3,101
Employee stock option expense	1,264	—
Amortization of deferred gain	(12)	(76)
Amortization of deferred financing costs	56	—
Loss on disposal of capital assets	64	—
Provision for doubtful accounts	552	374
Deferred income taxes	491	902
Excess tax benefits from exercise of stock options	(1,021)	—
Changes in assets and liabilities:
Restricted cash	139	50
Accounts receivable	(8,768)	(11,362)
Rebates receivable	(18,156)	(5,688)
Inventory	(2,401)	(3,709)
Other current assets	2,005	(1,529)
Due from affiliates	31	(9)
Other assets	(2)	2,398
Claims payable to pharmacies	5,947	2,601
Rebates payable to sponsors	19,949	4,780
Trade and other payables and accrued expenses	(6,740)	(3,290)
Income taxes payable and other current liabilities	2,594	4,976
Other long term liabilities	11	(1,063)
Net cash provided by (used in) operating activities	5,360	(1,077)

Cash flows from investing activities:
Capital expenditures	(3,680)	(1,712)
Proceeds from sale of capital assets	100	—
Acquisition of Inteq, net of cash acquired	116	(9)
Acquisition of PPP, net of cash acquired	(425)	(358)
Net cash (used in) investing activities	(3,889)	(2,079)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,344	1,054
Proceeds from revolving credit facility	65,575	560,458
Repayment of revolving credit facility	(65,575)	(554,686)
Payment of redeemable convertible preferred stock cash dividends	(2,823)	(2,823)
Deferred financing costs	—	95
Excess tax benefits from exercise of stock options	1,021	—
Repayment of debt and capital lease obligations	(14)	(340)
Net cash provided by financing activities	528	3,758

Net increase in cash and cash equivalents	1,999	602
Cash and cash equivalents at beginning of period	7,272	3,388
Cash and cash equivalents at end of period	$9,271	$3,990

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

2.             RESTATEMENT OF FINANCIAL STATEMENTS

We are restating the Company's previously issued financial statements for the second fiscal quarter ended December 31, 2005 to reflect the correction of two rebate cash receipts from one pharmaceutical manufacturer which resulted in the Company recognizing additional rebate revenue during the quarter ended December 31, 2005. The restatement reflects adjustments to the Company's revenue and cost of claims for the three and six month periods ended December 31, 2005. The tax effects on the corrections have also been reflected in these restatements. The impact of the corrections on the consolidated balance sheets and consolidated statements of income is shown in the accompanying tables. Adjustments to the statement of income for the three and six months ended December 31, 2005 primarily represent adjustments to correct the overstatement of the Company's revenue, cost of claims and resultant gross profit. Income tax expense was adjusted to reflect the income tax effects of the adjustments noted for overstating gross profit.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All $ in thousands, except share and per share amounts)

(Unaudited)

In addition, balance sheet adjustments for December 31, 2005 primarily represent adjustments to rebates receivable, rebates payable to sponsors, income taxes payable and accumulated deficit to correct the balance sheet for overstating revenues, cost of claims, provision for income taxes and net income. However, there was no impact on the results for the full year ended June 30, 2006.

The following table presents the effect of the Restatement on the consolidated statement of operations for the three months ended December 31, 2005:

	Three Months Ended December 31, 2005 (In Thousands)
	As Previously Reported	Adjustments	As Restated
Revenue:	$220,993	$(1,084)	$219,909

Cost of Claims:	196,654	(422)	196,232

Gross Profit:	24,339	(662)	23,677

Selling, general and administrative expenses:	18,950	—	18,950

Operating Income:	5,389	(662)	4,727

Other Income/(expense), net:	316	—	316

Income before provision for income taxes:	5,705	(662)	5,043

Provision for income taxes:	2,427	(282)	2,145

Net Income:	$3,278	$(380)	$2,898

Redeemable convertible preferred stock cash dividends	1,411	—	1,411

Accretion of transaction expenses	119	—	119

Net income available to common stockholders	$1,748	$(380)	$1,368

Earnings per common share:
Basic	$0.35	$(0.08)	$0.27
Diluted	$0.27	$(0.03)	$0.24

Weighted average number of common shares outstanding:
Basic	5,025		5,025
Diluted	12,146		12,146

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All $ in thousands, except share and per share amounts)

(Unaudited)

The following table presents the effect of the Restatement on the consolidated statement of operations for the six months ended December 31, 2005:

	Six Months Ended December 31, 2005 (In Thousands)
	As Previously Reported	Adjustments	As Restated
Revenue:	$435,685	$(1,084)	$434,601

Cost of Claims:	387,784	(422)	387,362

Gross Profit:	47,901	(662)	47,239

Selling, general and administrative expenses:	37,588	—	37,588

Operating Income:	10,313	(662)	9,651

Other income/(expense), net:	398	—	398

Income before provision for income taxes:	10,711	(662)	10,049

Provision for income taxes:	4,566	(282)	4,284

Net Income:	$6,145	$(380)	$5,765

Redeemable convertible preferred stock cash dividends	2,823	—	2,823

Accretion of transaction expenses	239	—	239

Net income available to common stockholders	$3,083	$(380)	$2,703

Earnings per common share:
Basic	$0.62	$(0.07)	$0.55
Diluted	$0.51	$(0.03)	$0.48

Weighted average number of common shares outstanding:
Basic	4,943		4,943
Diluted	12,133		12,133

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All $ in thousands, except share and per share amounts)

(Unaudited)

The following table represents the effect of the Restatement on the consolidated balance sheet as of December 31, 2005:

	As of December 31, 2005
	(In Thousands)
	As Previously
	Reported	Adjustments	As Restated
Assets

Current:
Cash and cash equivalents (including cash equivalent investments of $289)	$9,271	—	$9,271
Restricted cash	3,855	—	3,855
Accounts receivable, less allowance for doubtful accounts of $2,505	111,345	—	111,345
Rebates receivable	59,617	(1,084)	58,533
Inventory	6,520	—	6,520
Due from affiliates	—	—	—
Deferred tax assets	2,051	—	2,051
Other current assets	1,778	—	1,778
Total current assets	194,437	(1,084)	193,353

Property, equipment and software development costs, net	13,492	—	13,492
Intangible assets, net of accumulated amortization of $3,811	3,463	—	3,463
Goodwill	99,842	—	99,842
Other assets	1,241	—	1,241
Total Assets	$312,475	$(1,084)	$311,391

Liabilities, Redeemable Preferred Equity, and Common Stockholders' Equity
Current Liabilities:

Claims payable to pharmacies	$124,607	—	$124,607
Rebates payable to sponsors	65,807	(422)	$65,385
Trade and other payables and accrued expenses	18,213	—	18,213
Revolving credit facility and loans payable-current	—	—	—
Current portion of capital lease obligations	30	—	30
Income taxes payable	1,593	(282)	1,311
Other current liabilities	276	—	276
Total current liabilities	210,526	(704)	209,822

Capital lease obligations, less current portion	1	—	1
Long term loans payable and other liabilities	997	—	997
Deferred tax liability	6,368	—	6,368
Total liabilities	217,892	(704)	217,188

Commitments and Contingencies
Redeemable Preferred Equity:
Series A redeemable convertible preferred stock $.10 par value; 15,000,000 shares authorized, 6,956,522 issued and outstanding	76,103	—	76,103

Common Stockholders Equity:
Common stock, $0.01 par value, 35,000,000 shares authorized, 9,715,329 shares issued, 5,075,429 outstanding, respectively	10	—	10
Additional paid-in-capital	120,603	—	120,603
Accumulated deficit	(50,254)	(380)	(50,634)
Treasury stock at cost, 4,639,900 shares	(51,879)	—	(51,879)
Total common stockholders’ equity	18,480	(380)	18,100
Total Liabilities, Redeemable Preferred Equity, and Common Stockholders’ Equity	$312,475	$(1,084)	$311,391

3.             STOCK-BASED COMPENSATION

At December 31, 2005, the Company had one stock-based employee compensation plan, which is more fully described in Note 6.  Prior to July 1, 2005, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All $ in thousands, except share and per share amounts)

(Unaudited)

Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  No stock-based employee compensation cost was recognized in the Consolidated Statement of Income for the three and six months ended December 31, 2004, as all options granted under this plan had an exercise price at least equal to the market value of the underlying common stock on the date of grant.  Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the three and six months ended December 31, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123(R).  Results for prior periods have not been restated.

For the six months ended December 31, 2005, the fair value of the options was estimated using a binomial valuation model with the following weighted-average assumptions used: no dividend yield, weighted-average expected life of the option of 6 or 7 years, risk-free interest rate between 4.1% and 4.64%, volatility between 63.6% and 69.5%, post-vesting terminations of 1% and a sub-optimal exercise factor of 4.1.  The weighted-average value of options granted was $17.72 during the six months ended December 31, 2005.

As a result of adopting FASB Statement No. 123(R) on July 1, 2005, the Company’s income before income taxes for the three and six months ended December 31, 2005 are $596 and $1,264 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. The after-tax effect of this charge was $484, or $0.10 per basic earnings per share, or EPS, and $0.04 per diluted EPS using the "as if converted" method for the three months ended December 31, 2005 and $1,020, or $0.20 per basic EPS and $0.08 per diluted EPS using the "as if converted" method for the six months ended December 31, 2005, respectively. As of December 31, 2005, the total unrecognized compensation cost related to nonvested stock awards was $8,613 and the related weighted-average period over which it is expected to be recognized is approximately 3.2 years.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to options granted

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All $ in thousands, except share and per share amounts)

(Unaudited)

under the Company’s stock option plan in the three and six months ended December 31, 2004.  For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants in the six months ended December 31, 2004: no dividend yield, weighted-average expected life of the option of between 3 and 6 years, risk-free interest rate of between 3.40% and 4.46%, and volatility of between 74.7% and 75% for all grants.  The weighted-average value of options granted was $14.72 for the six months ended December 31, 2004.

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

4.             NEW MOUNTAIN TRANSACTION

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

5.             BUSINESS ACQUISITIONS

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

In addition to the $13,000 purchase price for the PCN Acquisition, there were $561 of acquisition related expenses incurred by the Company.  Of the $13,000, $10,500 was paid to CPhA and certain of PCN’s current and former employees who participated in its Long Term Incentive Plan, and $2,500 was deposited into escrow to secure CPhA’s obligations under the purchase agreement.  At the time of the acquisition, PCN had approximately $30,942 of assets which included $16,711 of cash, $2,734 of restricted cash, $3,204 of accounts receivable, $6,090 of rebates receivable, $1,139 of other assets, and $1,064 of property and equipment.  They also

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All $ in thousands, except share and per share amounts)

(Unaudited)

had approximately $27,040 of liabilities which included $26,848 of claims and accounts payable, $97 of other current liabilities and $95 of other long-term liabilities.  As a result of the PCN Acquisition, $2,842 of severance and exit costs have been accrued as of December 31, 2005, with $1,223 recorded as a deferred tax asset and $1,619 recorded as additional goodwill.  Of this amount, $1,024 was paid as of December 31, 2005.  The acquisition was accounted for under the purchase method of accounting and the results of PCN’s operations were included in the consolidated financial statements commencing as of the closing date of the PCN Acquisition.  The excess of the acquisition costs over the fair value of identifiable net assets acquired was $11,957, which consists of the following components: “know how” and computer software valued at $870, which will be amortized over ten (10) years, customer relationships valued at $380, which will be amortized over ten (10) years, and goodwill of $10,707, which will not be amortized for book purposes per SFAS 142.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All $ in thousands, except share and per share amounts)

(Unaudited)

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

6.             DEBT

On January 28, 2005, the Company and certain of its subsidiaries entered into a five-year $65,000 cash flow based line of credit with a syndicate of commercial banks led by JPMorgan

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All $ in thousands, except share and per share amounts)

(Unaudited)

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

7.             STOCK OPTIONS

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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All $ in thousands, except share and per share amounts)

(Unaudited)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding			Exercisable
Option Price Range	Number of Shares	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Shares	Weighted- average Exercise Price
$ 1.67 to $2.51	7,000	0.14 years	$1.67	7,000	$1.67
$ 2.52 to $3.78	4,105	0.55 years	$3.14	4,105	$3.14
$ 3.79 to $5.69	900	0.75 years	$4.20	900	$4.20
$ 5.70 to $8.55	45,146	1.72 years	$7.69	43,727	$7.67
$ 8.56 to $12.84	391,917	1.96 years	$10.05	365,167	$9.92
$ 12.85 to $19.28	140,332	5.38 years	$13.87	86,047	$13.61
$ 19.29 to $28.94	759,604	8.41 years	$24.80	78,722	$23.88
$ 28.95 to $36.66	102,793	3.40 years	$31.63	67,719	$32.39

$ 1.67 to $36.66	1,451,797	5.74 years	$19.53	653,387	$14.13

8.             EARNINGS PER SHARE

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended December 31,
	2005	2004
Basic	5,024,701	4,423,757
Effect of assumed exercise of employee stock options	164,620	665,985
Effect of assumed conversion of redeemable convertible preferred stock	6,956,522	6,956,522
Diluted weighted average number of shares outstanding	12,145,843	12,046,264

	Six Months Ended December 31,
	2005	2004

Basic	4,943,274	4,411,709
Effect of assumed exercise of employee stock options	233,588	705,808
Effect of assumed conversion of redeemable convertible preferred stock	6,956,522	6,956,522
Diluted weighted average number of shares outstanding	12,133,384	12,074,039

Basic net income per common share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  For the three and six months ended December 31, 2005 and 2004, diluted net income

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

10.             MAJOR SPONSORS AND PHARMACIES

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

12.             LITIGATION

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ITEM 2 –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING INCOME
($ in thousands)
Three months ended December 31,

	2005	Increase/ (Decrease)	2004
Revenue	$219,909	9.7%	$200,550
Cost of claims	196,232	9.9%	178,618
Gross profit	23,677	8.0%	21,932
Selling, general and administrative expenses	18,950	11.5%	17,001
Operating Income	$4,727	(4.1)%	$4,931

OPERATING INCOME
($ in thousands)
Six months ended December 31,

	2005	Increase/ (Decrease)	2004
Revenue	$434,601	12.8%	$385,392
Cost of claims	387,362	12.7%	343,783
Gross profit	47,239	13.5%	41,609
Selling, general and administrative expenses	37,588	17.2%	32,080
Operating Income	$9,651	1.3%	$9,529

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Revenue increased $19.4 million, or 9.7%, from $200.6 million for the three months ended December 31, 2004, to $219.9 million for the three months ended December 31, 2005.  Revenue recognized for contracts recorded on a gross revenue basis was $199.0 million for the three months ended December 31, 2004 and $217.5 million for the three months ended December 31, 2005.  Revenue recognized for contracts recorded on a net revenue basis was $1.6 million for the three months ended December 31, 2004 and $2.4 million for the three months ended December 31, 2005. The specific terms of the contracts that we enter into with our sponsors will determine whether we recognize the gross revenue related to the cost of the prescriptions filled (see Critical Accounting Policies and Estimates – Revenue Recognition).  For those contracts on which we recognize net revenue, gross profit is equal to the net revenue since neither the prescription revenue nor the related costs of the prescriptions are recorded. Whether revenues are recorded on either a gross or net basis, we record the gross amount billed in accounts receivable and the related claims payable to the pharmacies on the balance sheet.  We include in revenue only those co-payments collected in our mail service facility in Miramar, Florida.  For the three months ended December 31, 2005, there was $4.3 million of co-payments included in revenue versus $4.2 million for the three months ended December 31, 2004.  Co-payments retained by pharmacies on prescriptions filled for our members and not included in our revenue were $83.0 million and $74.8 million, for the three months ended December 31, 2005 and 2004, respectively.

Of the $19.4 million increase in revenue during the three months ended December 31, 2005, $20.0 million was attributable to the inclusion of revenue generated by PCN that was not included in the three months ended December 31, 2004. The increase attributable to PCN was partially offset by the net of $20.2 million of revenue related to new sponsors or new services offered by us, excluding contracts recorded on a net revenue basis, and $5.3 million of revenue from existing sponsors related to, among other things, higher costs for pharmaceuticals, availability of new drugs, plan participant growth and an increase in the average number of claims per plan participant, as well as changes in other miscellaneous revenue items. These revenue increases were partially offset by a $26.1 million reduction in revenue related to the termination of existing sponsor contracts.

Cost of claims increased $17.6 million, or 9.9%, from $178.6 million for the three months ended December 31, 2004 to $196.2 million for the three months ended December 31, 2005.  PCN accounted for $17.5 million of this increase.  The remainder of the increase was attributable to costs of claims totaling $19.8 million related to the activity of new sponsors, and $5.4 million related to the growth in existing sponsors, partially offset by a $25.1 million reduction in costs related to the termination of existing sponsor contracts.  As a percentage of revenue, cost of claims increased from 89.1% to 89.2% for the three months ended December 31, 2004 and December 31, 2005, respectively.

Gross profit increased $1.7 million, or 8.0%, from $21.9 million for the three months ended December 31, 2004 to $23.7 million for the three months ended December 31, 2005. PCN accounted for $2.5 million of this increase, the increase in gross profit attributable to PCN of $2.5 million was partially offset by the net of another $0.2 million of incremental gross profit was generated by our expanding mail service and specialty operations and competitive pressures which have led to a decline in some prices that we charge to our sponsors have had the effect of partially offsetting the increases in gross profit described above by $1.0 million.  Gross profit, as a percentage of revenue, decreased from 10.9% to 10.8% for the three months ended December 31, 2004 and December 31, 2005.

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

Income before the provision for income taxes decreased $1.4 million, or 21.7%, from $6.4 million for the three months ended December 31, 2004, to $5.0 million for the three months ended December 31, 2005. The primary factor leading to this decrease in income before the provision for income taxes was the decrease in other income, net which represented the aforementioned recognition of a non-recurring gain of $1.7 million related to an insurance claim during the three months ended December 31, 2004. The increase in selling, general and administrative expenses, primarily related to the PCN acquisition and the initial expensing of employee stock options also contributed to the decrease in income before the provision for income taxes. This decrease was partially offset by the increase in our gross profit.

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

Net income decreased $0.9 million, or 23.8%, from $3.8 million for the three months ended December 31, 2004, to $2.9 million for the three months ended December 31, 2005. The decrease in net income was primarily attributable to the aforementioned non-recurring after-tax gain of $1.0 million related to an insurance claim during the three months ended December 31, 2004, as well as a $0.5 million compensation charge, net of its income tax benefit, related to the expensing of employee incentive stock options, beginning July 1, 2005, in accordance with FASB Statement No. 123(R). The remainder of decrease was caused by the increase in our selling, general and administrative expenses, net of the increase in our gross profit.

In addition, there were two charges against income available to common stockholders related to the New Mountain Transaction (See Note 3 of Part 1, Item 1). The first of these charges relates to the series A redeemable convertible preferred stock cash dividends, which amounted to $1.4 million for both the three months ended December 31, 2005 and December 31, 2004. The series A redeemable convertible preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80 million), which decreases to 3.5% after the fifth anniversary of issuance. The dividends of $1.4 million represent the amount accrued and paid for both the three months ended December 31, 2005 and December 31, 2004. The second charge is for the accretion of transaction expenses which was $0.1 million for both the three months ended December 31, 2005 and December 31, 2004.

After deducting these two charges from net income, there remained net income available to common stockholders of $1.4 million for the three months ended December 31, 2005, as compared to $2.3 million for the three months ended December 31, 2004.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004

Revenue increased $49.2 million, or 12.8%, from $385.4 million for the six months ended December 31, 2004, to $434.6 million for the six months ended December 31, 2005. Revenue recognized for contracts recorded on a gross revenue basis was $382.8 million for the six months ended December 31, 2004 and $429.9 million for the six months ended December 31, 2005. Revenue recognized for contracts recorded on a net revenue basis was $2.6 million for the six months ended December 31, 2004 and $4.7 million for the six months ended December 31, 2005. The specific terms of the contracts that we enter into with our sponsors will determine whether we recognize the gross revenue related to the cost of the prescriptions filled (see Critical Accounting Policies and Estimates – Revenue Recognition). For those contracts on which we recognize net revenue, gross profit is equal to net revenue since neither the prescription revenue nor the related costs of the prescriptions are recorded. Whether revenues are recorded on either a gross or net basis, we record the gross amount billed in accounts receivable and the related claims payable to the pharmacies on the balance sheet. We include in revenue only those co-payments collected in our mail service facility in Miramar, Florida. For the six months ended December 31, 2005, there was $9.1 million of co-payments included in revenue versus $6.5 million for the six months ended December 31, 2004. Co-payments retained by pharmacies on prescriptions filled for our members and not included in our revenue were $160.5 million and $128.7 million, for the six months ended December 31, 2005 and 2004, respectively.

Of the $49.2 million increase in revenue during the six months ended December 31, 2005, $38.9 million was attributable to the inclusion of revenue generated by PCN that was not included in the six months ended December 31, 2004. The remainder of the increase was attributable to $34.0 million of revenue related to new sponsors or new services offered by us, excluding contracts recorded on a net revenue basis, and $19.1 million of revenue from existing sponsors related to, among other things, higher costs for pharmaceuticals, availability of new drugs, plan participant growth and an increase in the average number of claims per plan participant, as well as changes in other miscellaneous revenue items. These revenue increases were partially offset by a $42.8 million reduction in revenue related to the termination of existing sponsor contracts.

Cost of claims increased $43.6 million, or 12.7%, from $343.8 million for the six months ended December 31, 2004 to $387.4 million for the six months ended December 31, 2005. PCN accounted for $33.8 million of this increase. The remainder of the increase was attributable to costs of claims totaling $33.1 million related to the activity of new sponsors, and $8.6 million related to the growth in existing sponsors. These cost increases were partially offset by a $31.9 million reduction in costs related to the termination of existing sponsor contracts. As a percentage of revenue, cost of claims decreased from 89.2% to 89.1% for the six months ended December 31, 2004 and December 31, 2005, respectively.

Gross profit increased $5.6 million, or 13.5%, from $41.6 million for the six months ended December 31, 2004 to $47.2 million for the six months ended December 31, 2005. PCN accounted for $5.1 million of this increase, while another $1.8 million of incremental gross profit was generated by our expanding mail service and specialty operations. These increases were partially offset by a $1.3 million decrease in the amount of rebates we retained during the six months ended December 31, 2005 as compared to the six months ended December 31, 2004. Gross profit, as a percentage of revenue, increased from 10.8% to 10.9% for the six months ended December 31, 2004 and December 31, 2005, respectively.

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

Selling, general and administrative expenses as a percent of revenue increased from 8.3% for the six months ended December 31, 2004 to 8.6% for the six months ended December 31, 2005. Selling, general and administrative expenses as a percent of revenue for the six months ended December 31, 2005 would have been 8.4% excluding the compensation expense relating to employee stock options.

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

Income before the provision for income taxes decreased $0.9 million, or 8.3%, from $11.0 million, for the six months ended December 31, 2004, to $10.0 million for the six months ended December 31, 2005. The primary factor leading to this decrease in income before the provision for income taxes was the decrease in other income, net which included the aforementioned recognition of a non-recurring gain of $1.7 million related to an insurance claim during the six months ended December 31, 2004. The increase in selling, general and administrative expenses, primarily related to the PCN acquisition and the initial expensing of employee stock options also contributed to the decrease in income before the provision for income taxes. This decrease was partially offset by the increase in our gross profit.

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

Net income decreased $0.7 million, or 10.9%, from $6.5 million for the six months ended December 31, 2004 to $5.8 million for the six months ended December 31, 2005. The decrease in net income was primarily attributable to the aforementioned non-recurring after-tax gain of $1.0 million related to an insurance claim during the six months ended December 31, 2004, as well as a $1.0 million compensation charge, net of its income tax benefit, related to the expensing of employee incentive stock options, beginning July 1, 2005, in accordance with FASB Statement No. 123(R). The remainder of the decrease was caused by the increase in our selling, general and administrative expenses, net of the increase in our gross profit.

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

After deducting these two charges from net income, there remained net income available to common stockholders of $2.7 million for the six months ended December 31, 2005, as compared to $3.4 million for the six months ended December 31, 2004.

Liquidity and Capital Resources

Our primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades and the funding of accounts receivable and inventory in our mail service and specialty pharmacy facilities. Also, we require cash to execute our strategy of pursuing acquisitions of other PBM companies or of companies providing related services. We have now acquired seven companies since July 2000 utilizing primarily cash. This has had the effect of increasing our working capital deficits until sufficient profitability is earned to offset these deficits. As of December 31, 2005, we had a working capital deficit of $16.5 million as compared to a working capital deficit of $24.4 million as of June 30, 2005. The primary reason for the improvement in working capital was the profits we generated during the six months ended December 31, 2005.

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

Our accounts receivable have increased at a rate faster than revenue because there are certain contracts, such as our Preferred Partnership Program, in which, in general, we bill these pass-through sponsors on a gross revenue basis but only recognize their revenue on a net basis. The primary factor that leads to recognizing net revenue on these Preferred Partnership Program contracts is that the amount that we earn is fixed. Under the Preferred Partnership Program contracts, which, in general, are full pass-through contracts, we receive a fixed charge per claim and a small fixed percentage of the rebates subject to minimums; and all other pharmacy costs are charged to the plan sponsor. The entire amount paid to the pharmacy is billed to the plan sponsor, and there is no margin retained by us. For the six months ended December 31, 2005, billings from pass-through contracts increased 126% ($187 million) which was the primary reason for the 23% increase in accounts receivable.

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

Two of these financial covenants are based upon the EBITDA generated by us over specified periods of time. These covenants, consolidated fixed charge ratio and consolidated debt to EBITDA ratio, are evaluated by

JPMorgan as a measure of our liquidity and our ability to meet all of our obligations under the credit facility. EBITDA is presented as cash flow from operations plus or minus the net changes in assets and liabilities and the changes in certain non-cash reconciling items from net cash from operations to net income over the reported periods. While EBITDA is not a measure of financial performance or liquidity under United States generally accepted accounting principles, it is provided as information for investors for analytical purposes in light of the financial covenants referred to above. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with United States generally accepted accounting principles. EBITDA, which decreased by $1.2 million or 8.3%, from $14.4 million for the six months ended December 31, 2004 to $13.2 million for the six months ended December 31, 2005, is calculated as follows (see Consolidated Statement of Cash Flows comprising Item 1 hereof for more details):

	Six Months Ended December 31,
	2005	2004
Cash flow from operations	$5,360	$(1,077)
Provision for income taxes	4,284	4,494
Interest (income) expense, net	(438)	329
Net change in assets and Liabilities	5,391	11,845
Non-cash items to reconcile net cash from operations to net income	(1,394)	(1,200)
EBITDA	$13,203	$14,391

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

The series A redeemable convertible preferred stock provides for an initial annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary of issuance. The series A redeemable convertible preferred stock is convertible into common stock at a price of $11.50 per share of common stock, or an aggregate of approximately 7 million shares of our common stock.

The series A redeemable convertible preferred stock may be redeemed at our option subsequent to the fourth anniversary of its issuance, subject to certain conditions. After the tenth anniversary of the issuance of the series A redeemable convertible preferred stock, each holder of shares of series A preferred stock may require us to redeem all or a part of that holder’s shares of series A redeemable convertible preferred stock.

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

(11) Denotes document filed as an Exhibit to NMHC’s Form 10-Q for the quarter ended December 31, 2005 and incorporated herein by reference.

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