Form 10-Q/A
period 2006-03-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2006-09-18
CIK 813562

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

(516) 626-0007
Registrant’s Telephone Number, Including Area Code

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

Explanatory Note

As previously disclosed in National Medical Health Card Systems, Inc.’s (“NMHC”) Form 8-K filed with the  Securities  and Exchange Commission (“SEC”) on September 12, 2006, on September 11, 2006, in connection with the preparation of its annual report on Form 10-K for the year ended June 30, 2006, NMHC concluded that it should restate its previously issued financial statements for its third fiscal quarter ended March 31, 2006 to reflect the correction of two rebate cash receipts from one pharmaceutical manufacturer which resulted in NMHC recognizing additional rebate revenue during the quarter ended March 31, 2006 (the “Restatement”). In connection with the Restatement, this Amendment No. 1 to the quarterly report on Form 10-Q/A of NMHC hereby amends the information in its Form 10-Q for the third fiscal quarter ended March 31, 2006, as filed with the SEC on February 9, 2006, to reflect adjustments to NMHC’s revenue and cost of claims for the three month period ended March 31, 2006. The impact of error realized in the estimation of rebates receivable and payable at December 31, 2005 on NMHC’s income statement was an understatement of operating income of $662,000 ($380,000 net of tax) for the quarter ended March 31, 2006.  The Restatement has been incorporated in Items 1 and 2 of Part I of this Form 10-Q/A to revise the disclosure impacted by such restatement.  For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety.  There was no impact on the results for the full year ended June 30, 2006.  For a more detailed description of the Restatement, see Note 2, “Restatement of Financial Statements,” to the accompanying consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

This amendment continues to speak as of the filing date of our original Form 10-Q for the quarter ended March 31, 2006.  We have not restated, amended, modified, supplemented or updated the disclosures contained in this amendment to reflect events that have occurred since the filing of the original Form 10-Q, nor have we restated, amended, modified, supplemented or updated these disclosure in any other way other than as described above.  Accordingly, this amendment should be read in conjunction with our filings made with the SEC after May 10, 2006, the filing date of the original Form 10-Q.

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

For a discussion of such risks and uncertainties, including risks relating to pricing, competition in the bidding and proposal process, our ability to consummate contract negotiations with prospective clients, dependence on key members of management, government regulation, acquisitions and affiliations, the market for pharmacy benefit management services, and other factors, readers are urged to carefully review and consider various disclosures made by the Company which attempt to advise investors of the factors which affect NMHC’s business, including, without limitation, the disclosures made under the caption “Description of Business — Risk Factors Affecting NMHC’s Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of NMHC’s Annual Report on Form 10-K, for the fiscal year ended June 30, 2005, filed with the U.S. Securities and Exchange Commission on September 22, 2005, as amended.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED FINANCIAL STATEMENTS
NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
($ in thousands)

	March 31,	June 30,
	2006_	_2005
Assets
Current:
Cash and cash equivalents (including cash equivalent investments of $291 and $193, respectively)	$10,244	$7,272
Restricted cash	4,606	3,994
Accounts receivable, less allowance for doubtful accounts of $2,437 and $1,953, respectively	99,859	103,129
Rebates receivable	57,870	40,377
Inventory	4,331	4,119
Due from affiliates	—	31
Deferred tax assets	1,812	2,117
Other current assets	1,652	5,759
Total current assets	180,374	166,798
Property, equipment and software development costs, net	13,754	12,177
Intangible assets, net of accumulated amortization of $4,034 and $3,273, respectively	3,240	3,951
Goodwill	100,108	99,710
Other assets	1,202	1,295
Total Assets	$298,678	$283,931
Liabilities, Redeemable Preferred Equity, and Common Stockholders’ Equity
Current Liabilities:
Claims payable to pharmacies	$115,215	$118,660
Rebates payable to sponsors	58,652	45,436
Trade and other payables and accrued expenses	18,076	24,747
Revolving credit facility and loans payable-current	—	1,860
Current portion of capital lease obligations	24	29
Other current liabilities	141	503
Total current liabilities	192,108	191,235
Capital lease obligations, less current portion	—	16
Long term loans payable and other liabilities	835	998
Deferred tax liability	6,903	5,964
Total liabilities	199,846	198,213
Commitments and Contingencies
Redeemable Preferred Equity:
Redeemable convertible preferred stock $.10 par value; 15,000,000 shares authorized, 6,956,522 issued and outstanding	76,220	75,864
Common Stockholders’ Equity:
Common stock, $.001 par value, 35,000,000 shares authorized, 9,920,689 and 9,461,826 shares issued, 5,280,789 and 4,821,926 outstanding, respectively	10	9
Additional paid-in-capital	124,605	115,061
Accumulated deficit	(50,124)	(53,337)
Treasury stock at cost, 4,639,900 shares	(51,879)	(51,879)
Total common stockholders’ equity	22,612	9,854
Total Liabilities, Redeemable Preferred Equity, and Common Stockholders’ Equity	$298,678	$283,931

See accompanying condensed notes to consolidated financial statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
	(Restated)
Revenue (includes co-payments collected of $4,728, $4,322, $13,846 and $10,772, respectively; and excludes co-payments retained by the pharmacies of $82,544, $74,932, $243,043 and $203,623, respectively)	$216,801	$199,342	$651,402	$584,734
Cost of claims (excludes co-payments retained by the pharmacies of $82,544, $74,932, $243,043 and $203,623, respectively)	194,381	177,150	581,742	520,940
Gross profit	22,420	22,192	69,660	63,794
Selling, general and administrative expenses	19,308	16,629	56,897	48,699
Operating income	3,112	5,563	12,763	15,095
Other income (expense):
Interest expense	(64)	(167)	(246)	(534)
Interest income	433	123	1,053	161
Other income (expense), net	20	16	(20)	1,777
	389	(28)	787	1,404
Income before provision for income taxes	3,501	5,535	13,550	16,499
Provision for income taxes	1,493	2,270	5,777	6,765
Net income	2,008	3,265	7,773	9,734
Redeemable convertible preferred stock cash dividends	1,381	1,380	4,204	4,204
Accretion of transaction expenses	117	117	356	356
Net income available to common stockholders	$510	$1,768	$3,213	$5,174
Earnings per common share:
Basic	$0.10	$0.39	$0.63	$1.16
Diluted *	$0.10	$0.27	$0.61	$0.81
Weighted average number of common shares outstanding:
Basic	5,200	4,584	5,111	4,468
Diluted *	5,302	12,123	5,268	12,090

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

2.             RESTATEMENT OF FINANCIAL STATEMENTS

We are restating the Company’s previously issued financial statements for the third fiscal quarter ended March 31, 2006 to reflect the correction of two rebate cash receipts from one pharmaceutical manufacturer which resulted in the Company recognizing additional rebate revenue during the quarter ended December 31, 2005. The restatement reflects adjustments to the Company’s revenue and cost of claims for the three month periods ended March 31, 2006.  The tax effects on the corrections have also been reflected in these restatements. The impact of the corrections on the consolidated statement of income is shown in the accompanying tables. Adjustments to the statement of income for the three month period ended March 31, 2006 primarily represent adjustments to correct the understatement of the Company’s revenue, cost of claims and resultant gross profit.  Income tax expense and net income were adjusted to reflect the income tax effect of the understated gross profit. However, there was no impact on the results for the full year ended June 30, 2006.

The following table presents the effect of the Restatement on the consolidated statement of operations for the three months ended March 31, 2006:

	Three Months Ended March 31, 2006 (In Thousands)
	As Previously Reported	Adjustments	As Restated
Revenue:	$215,717	$1,084	$216,801
Cost of Claims:	193,959	422	194,381
Gross Profit:	21,758	662	22,420
Selling, general and administrative expenses:	19,308	—	19,308
Operating Income:	2,450	662	3,112
Other Income/(expense), net:	389	—	389
Income before provision for income taxes:	2,839	662	3,501
Provision for income taxes:	1,211	282	1,493
Net Income:	$1,628	$380	$2,008
Redeemable convertible preferred stock cash dividends	1,381	—	1,381
Accretion of transaction expenses	117	—	117
Net income available to commonstockholders	$130	$380	$510
Earnings per common share:
Basic	$0.03	$0.07	$0.10
Diluted	$0.02	$0.08	$0.10
Weighted average number of common shares outstanding:
Basic	5,200		5,200
Diluted	5,302		5,302

3.             STOCK-BASED COMPENSATION

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

As a result of adopting FASB Statement No. 123(R) on July 1, 2005, the Company’s income before income taxes for the three and nine months ended March 31, 2006 are $602 and $1,867 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.  The after-tax effect of this charge was $491, or $0.09 per basic earnings per share, or EPS, and $0.09 per diluted EPS using the “as if converted” method for the three months ended March 31, 2006 and $1,511, or $0.30 per basic EPS and $0.15 per diluted EPS using the “as if converted” method for the nine months ended March 31, 2006, respectively.  As of March 31, 2006, the total unrecognized compensation cost related to nonvested stock awards was $10,952 and the related weighted-average period over which it is expected to be recognized is approximately 3.36 years.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to options granted under the Company’s stock option plan during the three and nine months ended March 31, 2005.  For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants during the nine months ended March 31, 2005: no dividend yield, weighted-average expected life of the option of between 3 and 7 years, risk-free interest rate of between 3.40% and 4.46%, and volatility between 72.2% and 75.0% for all grants.  The weighted-average value of options granted during the nine months ended March 31, 2005 was $14.71.

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Net income available to common stockholders, as reported	$1,768	$5,174
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect applied using the provisions of FASB 123	(1,092)	(3,492)
Pro forma net income available to common stockholders	$676	$1,682
Pro forma earnings per share:
Basic—as reported	$0.39	$1.16
Basic—pro forma	$0.15	$0.38
Diluted—as reported	$0.27	$0.81
Diluted—pro forma	$0.13	$0.33

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

The Company used the remaining proceeds from the issuance and sale of the series A preferred stock of approximately $24,000, excluding expenses related to the closing of the New Mountain Transaction, for the Inteq Acquisition described in Note 4—Business Acquisitions and for working capital purposes.

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

7.           STOCK OPTIONS

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

		Weighted-Average
	Number of	Exercise Price
	Options	Per Share
Outstanding options at June 30, 2005	1,441,213	$16.52
Canceled	(180,546)	22.18
Granted	621,938	27.92
Exercised	(440,909)	10.62
Outstanding options at March 31, 2006	1,441,696	$22.68

The following table summarizes information about stock options outstanding at March 31, 2006:

	Outstanding			Exercisable
Option Price Range	Number of Shares	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Shares	Weighted- average Exercise Price
$7.19 to $10.78	231,127	1.63 years	$9.19	226,744	$1.62
$10.79 to $16.20	126,464	2.76 years	$12.80	87,285	$2.86
$16.21 to $24.30	249,532	7.89 years	$21.88	39,243	$6.59
$24.31 to $36.50	834,347	8.20 years	$28.15	110,053	$4.84
$36.51 to $36.66	226	3.14 years	$36.66	76	$3.14
$7.19 to $36.66	1,441,696	6.62 years	$22.68	463,401	$3.04

8.             EARNINGS PER SHARE

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended March 31,
	2006	2005
Basic	5,199,596	4,583,773
Effect of assumed exercise of employee stock options	102,220	583,197
Effect of assumed conversion of redeemable convertiblepreferred stock	—	6,956,522
Diluted weighted average number of shares outstanding	5,301,816	12,123,492

	Nine Months Ended March 31,
	2006	2005
Basic	5,110,846	4,468,227
Effect of assumed exercise of employee stock options	157,560	664,938
Effect of assumed conversion of redeemable convertible preferred stock	—	6,956,522
Diluted weighted average number of shares outstanding	5,268,406	12,089,687

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

9.             RELATED PARTY TRANSACTIONS

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

12.           LITIGATION

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

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING INCOME

($ in thousands)
Three months ended March 31,

	2006	Increase/ (Decrease)	2005
Revenue	$216,801	8.8%	$199,342
Cost of claims	194,381	9.7%	177,150
Gross profit	22,420	1.0%	22,192
Selling, general and administrative expenses	19,308	16.1%	16,629
Operating Income	$3,112	(44.1%)	$5,563

OPERATING INCOME
($ in thousands)
Nine months ended March 31,

	2006	Increase/ (Decrease)	2005
Revenue	$651,402	11.4%	$584,734
Cost of claims	581,742	11.7%	520,940
Gross profit	69,660	9.2%	63,794
Selling, general and administrative expenses	56,897	16.8%	48,699
Operating Income	$12,763	(15.4%)	$15,095

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue increased $17.5 million, or 8.8%, from $199.3 million for the three months ended March 31, 2005, to $216.8 million for the three months ended March 31, 2006.  Revenue recognized for contracts recorded on a gross revenue basis was $197.6 million for the three months ended March 31, 2005 and $213.9 million for the three months ended March 31, 2006.  Revenue recognized for contracts recorded on a net revenue basis was $1.7 million for the three months ended March 31, 2005 and $2.9 million for the three months ended March 31, 2006. The specific terms of the contracts that we enter into with our sponsors will determine whether we recognize the gross revenue related to the cost of the prescriptions filled (see Critical Accounting Policies and Estimates — Revenue Recognition).  For those contracts on which we recognize net revenue, gross profit is equal to the net revenue since neither the prescription revenue nor the related costs of the prescriptions are recorded.  Regardless of whether revenues are recorded on either a gross or net basis, we record the gross amount billed in accounts receivable and the related claims payable to the pharmacies on the balance sheet.  We include in revenue only those co-payments collected in our mail service facility in Miramar, Florida.  For the three months ended March 31, 2006, there was $4.7 million of co-payments included in revenue versus $4.3 million for the three months ended March 31, 2005.  Co-payments retained by pharmacies on prescriptions filled for our members and not included in our revenue were $74.9 million and $82.5 million, for the three months ended March 31, 2005 and 2006, respectively.

The $17.5 million increase in revenue during the three months ended March 31, 2006 was primarily attributable to the inclusion of $17.5 million of revenue generated by Pharmaceutical Care Network, or PCN, which we acquired during the quarter ended March 31, 2005.  In addition, there was $13.5 million reduction in revenue related to the termination of existing sponsor contracts, $0.7 million increase in credit memos issued to various customers ($0.5 million of which was issued to one customer), substantially offset by $13.2 million increase in revenue related to new sponsors or new services offered by us, excluding contracts recorded on a net revenue basis, and $1.0 million increase in revenue from existing sponsors related to, among other things, higher costs for pharmaceuticals, availability of new drugs, plan participant growth and an increase in the average number of claims per plan participant.

The $17.2 million increase in cost of claims during the three months ended March 31, 2006 was primarily attributable to the inclusion of $15.9 million of costs of claims incurred by PCN which we acquired during the quarter ended March 31, 2005 in addition to an increase in costs of claims of $1.3 million from other sources.  This $1.3 million increase is primarily comprised of a) $12.7 million reduction in costs of claims related to the termination of existing sponsor contracts, b) $0.5 million write-down of obsolete inventory from our mail service facility in Miramar, Florida, c) $13.0 million increase in costs of claims related to the activity of new sponsors, and d) $0.5 million increase in costs of claims related to the growth in existing sponsors.  Based on the above mentioned items as well as general competitive pricing pressures, cost of claims as a percentage of revenue, increased from 88.9% to 89.7% for the three months ended March 31, 2005 and March 31, 2006, respectively.

Gross profit increased $0.2 million, or 1.0%, from $22.2 million for the three months ended March 31, 2005 to $22.4 million for the three months ended March 31, 2006.  However, gross profit, as a percentage of revenue, decreased from 11.1% to 10.3% for the three months ended March 31, 2005 and March 31, 2006, respectively.  The decrease in gross profit as a percentage of revenue is primarily attributable to general competitive pricing pressures which have led to a decline in some prices that we charge our sponsors as well as the issuance of credit memos to certain customers and the write-down of obsolete inventory as noted above.

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

Selling, general and administrative expenses as a percent of revenue increased from 8.3% for the three months ended March 31, 2005 to 8.9% for the three months ended March 31, 2006.

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

Income before the provision for income taxes decreased $2.0 million, or 36.7%, from $5.5 million for the three months ended March 31, 2005, to $3.5 million for the three months ended March 31, 2006.  The primary factor leading to this decrease in income before the provision for income taxes was the $2.7 million increase in our selling, general and administrative expenses, primarily related to the PCN acquisition and the initial expensing of employee stock options.  This decrease was partially offset by the $0.2 million increase in our gross profit and the $0.4 million increase in other income, net.

The effective tax rate was 42.6% for the three months ended March 31, 2006, as compared to 41.0% for the three months ended March 31, 2005.  The increase in the effective tax rate for the three months ended March 31, 2006 was the result of the expensing of employee incentive stock options in accordance with FASB Statement No. 123(R).  This compensation expense for incentive stock options, which is not deductible for tax purposes, increased our effective tax rate by 2.92%.  The current estimated tax rate for the full 2006 fiscal year is 42.6%.

Net income decreased $1.3 million, or 38.5%, from $3.3 million for the three months ended March 31, 2005, to $2.0 million for the three months ended March 31, 2006.  The decrease in net income was primarily attributable to the increase in our selling, general and administrative expenses, net of the increase in the gross profit and the increase in the other income, net.

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

After deducting these two charges from net income, there remained net income available to common stockholders of $0.5 million for the three months ended March 31, 2006, as compared to $1.8 million for the three months ended March 31, 2005.

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

Revenue increased $66.7 million, or 11.4%, from $584.7 million for the nine months ended March 31, 2005, to $651.4 million for the nine months ended March 31, 2006.  Revenue recognized for contracts recorded on a gross revenue basis was $580.5 million for the nine months ended March 31, 2005 and $643.7 million for the nine months ended March 31, 2006.  Revenue recognized for contracts recorded on a net revenue basis was $4.2 million for the nine months ended March 31, 2005 and $7.7 million for the nine months ended March 31, 2006. The specific terms of the contracts that we enter into with our sponsors will determine whether we recognize the gross revenue related to the cost of the prescriptions filled (see Critical Accounting Policies and Estimates — Revenue Recognition).  For those contracts on which we recognize net revenue, gross profit is equal to net revenue since neither the prescription revenue nor the related costs of the prescriptions are recorded.  Whether revenues are recorded on either a gross or net basis, we record the gross amount billed in accounts receivable and the related claims payable to the pharmacies on the balance sheet.    We include in revenue only those co-payments collected in our mail service facility in Miramar, Florida.  For the nine months ended March 31, 2006, there was $13.9 million of co-payments included in revenue versus $10.8 million for the nine months ended March 31, 2005. Co-payments retained by pharmacies on prescriptions filled for our members and not included in our revenue were $243.0 million and $203.6 million, for the nine months ended March 31, 2006 and 2005, respectively.

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

Gross profit increased $5.9 million, or 9.2%, from $63.8 million for the nine months ended March 31, 2005 to $69.7 million for the nine months ended March 31, 2006. PCN accounted for $6.7 million of this increase, while another $3.0 million of incremental gross profit was generated by our expanding mail service and specialty operations.  These increases were partially offset by a $0.7 million decrease in the amount of rebates we retained during the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005.  General competitive pricing pressures which have led to a decline in some prices that we charge to our sponsors as well as the issuance of credit memos to certain customers and the write-down of obsolete inventory as noted above have had the effect of partially offsetting the increases in gross profit.  Gross profit, as a percentage of revenue, decreased from 10.9% to 10.7% for the nine months ended March 31, 2005 and 2006, respectively.

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

Net cash provided by operating activities was $7.3 million for the nine months ended March 31, 2006, as compared to net cash provided by operating activities of $4.5 million for the nine months ended March 31, 2005.  This increase of $2.8 million in net cash provided by operating activities was primarily the result of a $13.0 million increase in trade and other payables, a $27.3 million reduction in accounts receivable through our improved collection efforts during the nine months ended March 31, 2006 and $1.9 million relating to the expensing of employee stock options.  These increases were partially offset by an $11.8 million decrease in claims payable to pharmacies, a $15.4 million increase in rebates receivable from manufacturers, an $8.6 million decrease in rebate payable to sponsors and a $1.2 million increase relating to the excess tax benefits from the exercising of stock options in accordance with FASB Statement No. 123(R).  The increase was further offset by $2.4 million of net cash used in operating activities from various operating assets and liabilities.

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

Net cash provided by financing activities was $1.7 million for the nine months ended March 31, 2006, as compared to net cash used in financing activities of $1.7 million for the nine months ended March 31, 2005.  This increase of $3.4 million was the result of a $1.4 million increase in proceeds from the exercise of employee stock options and a reduction of $0.3 million in the repayment of capital lease obligations during the nine months ended March 31, 2006 as all but two of our capital leases have expired.  The increase was further caused by a $1.2 million cash inflow during the nine months ended March 31, 2006, which represented the excess tax benefit from the exercise of employee stock options in accordance with FASB Statement No. 123(R).  The remainder of the increase was attributable to $0.5 million of net cash provided by other financing activities.

On January 28, 2005, we entered into a five-year $65.0 million cash flow based, line of credit with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. (“JPMorgan”).  Subject to certain conditions, including the consent of existing lenders, the new line of credit may be increased by an aggregate of $35.0 million.  The JPMorgan credit facility contains various covenants that, among other things, require us to maintain certain financial ratios, which are consolidated net worth, consolidated fixed charge ratio and consolidated debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio.  As of March 31, 2006, there was no principal balance outstanding under the JPMorgan credit facility, and we were in compliance with all of our financial covenants as set forth in the credit agreement in connection with the credit facility.

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

We have entered into various real estate operating leases with both related and unrelated parties.  We have entered into various equipment operating leases and a sale-leaseback with unrelated third parties for office and mail service equipment.  These leases have different payment terms and expiration dates.  See Note 11 to the Consolidated Financial Statements comprising Item 8 of Form 10—K for the year ended June 30, 2005 for a further description of these various leases.

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

None.

ITEM 1A—RISK FACTORS

None.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

Exhibits

Exhibit
Number	Description of Exhibit
3.1	Certificate of Incorporation of NMHC(2)
3.2	Certificate of Amendment to the Certificate of Incorporation of NMHC(5)
3.3	Amended and Restated Bylaws of NMHC(5)
3.4	Amended and Restated Audit Committee Charter(5)
3.5	Amendment No. 1 to Amended and Restated By-Laws of NMHC(11)
3.6	Nominating and Corporate Governance Committee Charter(6)
4.1	Form of Warrant Agreement, including form of Representatives’ Warrants(1)
4.2	Certificate of Designation, Preferences and Rights of Series A 7% Convertible Preferred Stock of NMHC(5)
10.1	Credit Agreement dated January 28, 2005 among NMHC, the Lenders party thereto and JPMorgan Chase, as Administrative Agent(7)
10.2	Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development Corporation and NMHCRx Mail Order, Inc.(3)

10.3	AmerisourceBergen Prime Vendor Agreement, dated July 21, 2003 between NMHCRx Mail Order, Inc. d/b/a NMHCmail and AmerisourceBergen Drug Corporation(3)
10.4	Amendment to Lease Agreement, dated as of October 23, 2003, by and among BFS Realty, LLC and National Medical Health Card Systems, Inc.(4)
10.5	Employment Agreement dated December 16, 2005 between NMHC and Stuart Diamond(10)
10.6	Form of Stock Option Agreement between NMHC and Non-Employee Directors(11)
10.7	Form of Stock Option Agreement between NMHC and Senior Executive Officers(11)
10.8	Form of Severance Agreement for Senior Executive Officers(11)
14.	Amended and Restated Code of Ethics(8)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act

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