Form 10-Q
period 2006-09-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2007-02-23
CIK 813562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

11050

(Zip Code)

Registrant's telephone number, including area code: (516) 605-6625

(Former Name, Former Address and Former Fiscal year, if Changed Since Last Report): Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):    Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: The registrant had 5,471,365 shares of common stock outstanding as of February 15, 2007.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the business and future financial results of the PBM and specialty pharmacy industries and other legal, regulatory and economic developments. We use words such as “may,” “could,” “estimate,” “believe,” “anticipate,” “think,” “intend,” “expect” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include risks relating to pricing, competition in the bidding and proposal process, our ability to consummate contract negotiations with prospective clients, dependence on key members of management, government regulation, acquisitions and affiliations, the market for pharmacy benefit management services and other factors.

The foregoing factors are not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in our Annual Report on Form 10-K and other documents filed from time to time with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)

	September 30, 2006	June 30, 2006
	(Unaudited)
Assets
Current Assets:

Cash and cash equivalents	$10,209	$8,410
Restricted cash	2,771	4,845
Accounts receivable, net of allowance for doubtful accounts of $2,003 and $2,261, respectively	88,002	82,365
Rebates receivable	43,054	48,911
Inventory	6,388	5,666
Deferred tax assets	2,244	2,278
Prepaid expenses and other current assets	5,674	2,623

Total current assets	158,342	155,098

Property and equipment, net	17,594	13,653
Intangible assets, net	3,120	3,013
Goodwill	99,414	99,319
Other non-current assets	1,022	1,070

Total Assets	$279,492	$272,153

Liabilities, Redeemable Preferred Equity and Common Stockholders’ Equity
Current Liabilities:

Claims payable to pharmacies	$87,183	$88,979
Rebates payable to clients	61,634	60,953
Trade and other payables and accrued expenses	10,333	12,248
Current portion of capital lease obligations	1,730	16
Other current liabilities	3,217	—

Total current liabilities	164,097	162,196

Capital lease obligations, less current portion	1,883	—
Other non-current liabilities	912	829
Deferred tax liability	8,422	7,784

Total liabilities	175,314	170,809

Commitments and Contingencies
Redeemable Preferred Equity:

Series A redeemable convertible preferred stock $0.10 par value; 15,000,000 shares authorized, 6,956,522 issued and outstanding, aggregate liquidation preference of $108,173,917 and $96,000,004	76,458	76,338

Common Stockholders’ Equity:

Common Stock, $.001 par value, 35,000,000 shares authorized, 10,091,763 and 9,933,697 shares issued, 5,451,863 and 5,293,797 outstanding, respectively	10	10

Additional paid-in-capital	129,465	126,630
Accumulated deficit	(49,876)	(49,755)
Treasury stock at cost, 4,639,900 shares	(51,879)	(51,879)

Total common stockholders' equity	27,720	25,006

Total Liabilities, Redeemable Preferred Equity and Common Stockholders' Equity	$279,492	$272,153

The accompanying condensed notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share data)

(UNAUDITED)

	Quarters Ended
	September 30, 2006	September 30, 2005
Revenue (excludes participant co-payments retained by the pharmacies of $74,634 and $77,453, respectively)	$188,713	$214,692
Cost of claims (excludes participant co-payments retained by the pharmacies of $74,634 and $77,453, respectively)	166,512	191,130

Gross profit	22,201	23,562

Selling, general and administrative expenses	19,836	18,638

Operating income	2,365	4,924

Other income (expense):
Interest expense	(149)	(104)
Interest income	432	174
Other income, net	12	12

	295	82

Income before provision for income taxes	2,660	5,006
Provision for income taxes	1,249	2,139

Net income	$1,411	$2,867

Redeemable convertible preferred stock cash dividends	1,412	1,412
Accretion of transaction expenses	120	120

Net (loss) income available to common stockholders	$(121)	$1,335

Earnings (loss) per common share:
Basic	$(0.02)	$0.27
Diluted *	$(0.02)	$0.24

Weighted-average number of common shares outstanding:
Basic	5,375	4,862

Diluted *	5,375	12,102

*	For the quarter ended September 30, 2005, the number of weighted average diluted shares was calculated using the “as if converted” method for the redeemable convertible preferred stock. For the quarter ended September 30, 2006, the redeemable convertible preferred stock and the outstanding options to purchase shares of common stock were anti-dilutive and the “as if converted” method was not used to calculate the number of weighted average diluted shares.

The accompanying condensed notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balances at June 30, 2006	9,934	$10	$126,630	$(49,755)	4,640	$(51,879)	$25,006

Accretion of transaction expenses related to preferred stock offering	—	—	—	(120)	—	—	(120)
Exercise of stock options	158	—	1,616	—	—	—	1,616
Accrual of redeemable convertible preferred stock cash dividends	—	—	—	(1,412)	—	—	(1,412)
Stock option income tax benefit	—	—	195	—	—	—	195
Stock-based compensation	—	—	1,024	—	—	—	1,024
Net income	—	—	—	1,411	—	—	1,411

Balances at September 30, 2006	10,092	$10	$129,465	$(49,876)	4,640	$(51,879)	$27,720

The accompanying condensed notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Quarters Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$1,411	$2,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,276	1,807
Employee stock option compensation expense	1,024	668
Amortization of deferred gain	(12)	(12)
Amortization of deferred financing costs	28	28
Provision for doubtful accounts	669	165
Deferred income taxes	672	221
Changes in assets and liabilities:
Restricted cash	2,074	(1,003)
Accounts receivable	(6,306)	(1,779)
Rebates receivable	5,857	(17,879)
Inventory	(722)	(1,198)
Due from affiliates	—	31
Prepaid expenses and other current assets	(3,051)	1,541
Other non-current assets	20	(60)
Claims payable to pharmacies	(1,796)	11,860
Rebates payable to clients	681	12,111
Trade and other payables and accrued expenses	(2,810)	(6,805)
Income taxes payable and other current liabilities	3,412	662
Other non-current liabilities	95	8

Net cash provided by operating activities	3,522	3,233

Cash flows from investing activities:
Capital expenditures	(1,178)	(1,796)
Acquisition of PPP, net of cash acquired	(901)	(425)
Acquisition of MPP	(100)	—
Proceeds from sale of capital assets	5	—

Net cash used in investing activities	(2,174)	(2,221)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,616	1,665
Proceeds from revolving credit facility	—	38,725
Repayment of revolving credit facility	—	(38,725)
Payment of redeemable convertible preferred stock cash dividends	—	(1,412)
Repayments of debt and capital lease obligations	(1,165)	(6)

Net cash provided by financing activities	451	247

Net increase in cash and cash equivalents	1,799	1,259
Cash and cash equivalents at beginning of period	8,410	7,272

Cash and cash equivalents at end of period	$10,209	$8,531

The accompanying condensed notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

1. BUSINESS AND BASIS OF PRESENTATION

National Medical Health Card Systems, Inc. (the “Company” or “NMHC”) provides comprehensive pharmacy benefit management (“PBM”) services to plan clients, which include managed care organizations, local governments, unions, corporations and third party health care plan administrators through its network of licensed pharmacies throughout the United States. The Company's PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy claims management, specialty pharmacy claims management, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, disease information services, data access, reporting and information analysis, and physician profiling. In addition, the Company operates a mail service pharmacy and a specialty pharmacy.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 2006 included in the Company’s Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to current period presentation. In addition, for the quarter ended September 30, 2006, the Company recorded the correction of certain errors as more fully described in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. These errors, primarily in rebates payable to clients, claims payable to pharmacies and the Company’s accounting treatment for leases, are considered immaterial, individually and in the aggregate, to the current and prior periods.

2. RECENTLY ISSUED ACCOUNTING STANDARD

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB No. 108 will become effective for the Company in its fiscal year ending June 30, 2007. As of and for the quarter ended September 30, 2006, the Company adopted the provisions of SAB No. 108 and determined that the correction of identified misstatements did not have a material effect on the Company’s current or prior period financial statements. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further analysis of the identified misstatements.

3. MEDICARE PRESCRIPTION DRUG PLAN SPONSOR

In July 2006, NMHC Group Solutions Insurance, Inc. (“NMHC Group Solutions”), a Delaware corporation

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

and subsidiary of the Company, received approval from the Centers for Medicare and Medicaid Services (“CMS”) to operate as a Medicare Prescription Drug Plan (“PDP”) sponsor commencing January 1, 2007. On October 13, 2006, NMHC Group Solutions entered into a formal agreement with CMS to operate as a national PDP sponsor. As an approved PDP sponsor, NMHC Group Solutions is able to operate as a risk-bearing entity for the individual enrollees and to employer groups. NMHC Group Solutions currently has not entered into any risk-bearing contracts with employer groups or clients. However, NMHC Group Solutions is acting as a risk-bearing entity for individual enrollees in its PDP. Prior to becoming a licensed risk-bearing entity in any state, NMHC Group Solutions was required to maintain approximately $6,300 in a cash account in connection with CMS liquidity and minimum net worth requirements. Since obtaining licensure in Delaware on August 9, 2006, NMHC Group Solutions has maintained such cash account in order to fulfill statutory capital and surplus requirements in various states. Currently, NMHC Group Solutions has obtained licensure in five additional states to operate as a risk-bearing entity. As of September 30, 2006, NMHC Group Solutions had $100 in escrow for the protection of Delaware policyholders and an additional $100 in a Delaware account set aside to fulfill other state deposit requirements. During October 2006, NMHC Group Solutions deposited an additional $500 in a Delaware account to fulfill other state deposit requirements for the benefit of policyholders. CMS also requires that NMHC Group Solutions maintain $100 in a restricted escrow account for the benefit of policyholders to comply with insolvency requirements.

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

The Company used the remaining proceeds from the issuance and sale of the series A preferred stock of approximately $24,000, excluding expenses related to the closing of the New Mountain Transaction, for the Inteq acquisition described in Note 5 – “Business Acquisitions” and for working capital purposes.

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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

After March 19, 2008, if the Company’s common stock is trading at or above a stated level, and subject to the satisfaction of other conditions, the Company may, at its option, redeem shares of the series A preferred stock at a price equal to its reported value on the Company’s consolidated balance sheet plus all unpaid dividends, whether or not declared. After March 19, 2011, the Company may, at its option, redeem shares of series A preferred stock at a price equal to $11.50 per share plus all unpaid dividends, whether or not declared. After March 19, 2014, each holder of shares of series A preferred stock may require the Company to redeem all or a part of that holder's shares of series A preferred stock at price equal to $11.50 per share plus all unpaid dividends, whether or not declared.

Subject to certain conditions, the liquidation value of the series A preferred stock is the greater of $11.50 per share plus all unpaid dividends, whether or not declared, or the amount that would be payable to a holder of the series A preferred stock if the series A preferred stock was converted into common stock immediately prior to the liquidation.

Upon the closing of the New Mountain Transaction, the Company recorded a non-recurring, non-cash charge to net income available to holders of the Company’s common stock for a beneficial conversion feature related to the series A preferred stock, which is convertible into the Company’s common stock at $11.50 per share. Such non-cash charge reflects the difference between the fair market value of the Company’s common stock on the date of the closing of the New Mountain Transaction ($24.00 per share as of March 19, 2004) and the effective conversion price of $11.29 (after deducting the closing payment of $1,450 payable to New Mountain Partners) multiplied by 6,956,552, the number of shares of the Company’s common stock into which the series A preferred stock held by New Mountain Partners is convertible. The maximum amount of the beneficial conversion feature was limited to $80,000, which is the purchase price of the series A preferred stock.

5. BUSINESS ACQUISITIONS

Maintenance Prescriptions Programs, Inc. The Company entered into an Asset Purchase Agreement with Maintenance Prescriptions Programs, Inc., a New York corporation, and certain other owners named therein (collectively “MPP”), pursuant to which the Company agreed to acquire various customer contracts from MPP relating to their mail service business. The aggregate purchase price of the acquired assets was $355. On July 31, 2006, the Company paid the former owners of MPP an initial deposit of $100 out of the Company’s working capital with the remainder of the purchase price due by July 31, 2008. The purchase price for these contracts was allocated to intangible assets and will be amortized over three (3) years. On January 12, 2007, the Company paid the former owners of MPP $166 towards the aggregate purchase price out of the Company’s working capital.

Pharmaceutical Care Network On March 7, 2005, the Company acquired all of the outstanding stock of Pharmaceutical Care Network (“PCN”), a California corporation, from the California Pharmacists Association (“CPhA”). PCN provides customary PBM services to corporations, HMO’s, insurance companies, third-party administrators and union trusts. The aggregate purchase price of PCN was $13,000. In addition, the Company has agreed to pay earnouts to CPhA, as additional purchase price, up to $30,000 over a three-year period if certain financial and performance targets are achieved. As of September 30, 2006, the financial and performance targets have not been achieved. The funds for the payment of the purchase price in connection with the PCN acquisition were obtained out of the Company’s working capital and JPMorgan credit facility. See Note 7, “Line of Credit” for more information. The PCN operations complement the Company’s business while strengthening the Company’s presence in the California marketplace as well as in the managed Medicaid market.

In addition to the $13,000 purchase price for the acquisition of PCN, there were $561 of acquisition related expenses incurred by the Company. Of the $13,000, $10,500 was paid to CPhA and certain of PCN’s current and former employees who participated in its Long Term Incentive Plan, and $2,500 was deposited into escrow to secure CPhA’s obligations under the purchase agreement. Currently, $401 remains in escrow to secure CPhA’s obligations under the purchase agreement and will be released in accordance with the terms of the

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

purchase agreement. At the time of the acquisition, PCN had approximately $30,942 of assets which included $16,711 of cash, $2,734 of restricted cash, $3,204 of accounts receivable, $6,090 of rebates receivable, $1,139 of other assets and $1,064 of property and equipment. They also had approximately $27,040 of liabilities which included $26,848 of claims and accounts payable, $97 of other current liabilities and $95 of other long-term liabilities. As a result of the PCN acquisition, $2,842 of severance and exit costs were accrued with $1,213 recorded as a deferred tax asset and $1,629 recorded as additional goodwill. Of this amount, $1,347 was paid as of September 30, 2006 and $332 was offset against goodwill as various employees did not satisfy conditions to receive their originally designated severance package. The acquisition was accounted for under the purchase method of accounting and the results of PCN’s operations were included in the consolidated financial statements commencing as of the closing date of the PCN acquisition. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $12,053, which consists of the following components: “know how” and computer software valued at $870, which are being amortized over ten (10) years, customer relationships valued at $380, which are being amortized over ten (10) years, and goodwill of $10,803. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the goodwill is not being amortized.

Inteq On April 1, 2004, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Inteq PBM, LP, a Texas limited partnership, The INTEQ-RX Group, LLP and certain other owners named therein (together with The INTEQ-RX Group, LLP, “Inteq”), pursuant to which the Company agreed to acquire certain assets of Inteq relating to their PBM business. The Inteq business complements the Company’s business while strengthening the Company’s presence in the Texas marketplace. The aggregate purchase price of Inteq was $31,500. In addition, the Company had agreed to pay earnouts to Inteq, as additional purchase price, up to $4,200 over a one-year period if certain financial and performance targets were achieved during the one-year period following the closing. The Company required that $3,000 be deposited into escrow to cover the potential earnout payments to Inteq. Of this amount, $1,024 of additional consideration was earned and released from escrow, with the balance of $1,976 being returned to the Company. Funds for the Inteq acquisition were obtained out of proceeds from the New Mountain Transaction and the JPMorgan credit facility. See Note 4, “New Mountain Transaction” and Note 7, “Line of Credit” for more information. In connection with the Inteq acquisition, several members of Inteq’s management remained with the Company as consultants during the transition period.

The purchase price for the acquired assets of Inteq was $31,500 of which $29,640 was paid in cash at closing and $1,860 was paid in the form of a promissory note. In addition, there was $702 of acquisition related expenses incurred by the Company. Of the $29,640, $24,900 was paid to Inteq, and $4,740 was deposited into escrow to secure Inteq’s indemnity obligations under the Agreement. The Company did not seek any indemnifications against Inteq and therefore released the $4,740 of escrow according to the terms of the Agreement.

At the time of the acquisition, Inteq had approximately $14,200 of assets, which included $4,134 of cash, $7,938 of accounts receivable, $2,041 of rebates receivable, $47 of other assets and $40 of property and equipment. They also had approximately $11,151 of liabilities which included $11,138 of claims and accounts payable and $13 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of Inteq’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $29,153, which consists of the following components: customer relationships valued at $1,800, which are being amortized over ten (10) years and goodwill of $27,353. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill is not being amortized.

Ascend On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy (“PPRX”), Portland Professional Pharmacy Associates (“PRXA”, and together with PPRX, “Specialty” “PPP” or “Ascend”) and the individual shareholders (the “PPP Shareholders”) to purchase all of the shares of PPP for $3,150. PPP provides specialty-pharmacy services in a broad range of areas, including

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

women’s health, pediatric care, men’s health and transplant. Funds for the PPP acquisition were supplied by the Company’s revolving credit facility. See Note 7, “Line of Credit” for more information. The Company has positioned PPP as a preferred provider with PPP’s target markets while focusing on the extension of their specialty services to the Company’s PBM division. In addition, the Company agreed to pay earnouts to the PPP Shareholders, as additional purchase price, up to $7,000 over a three-year period if the PPP business achieved certain financial targets. At the Company’s sole discretion, as much as 50% of the $7,000 could be paid in the form of the Company’s common stock. For the first year ended July 31, 2004, $716 was earned and was settled on September 15, 2004. Of this amount, $358 was paid in cash and $358 was paid in the form of the Company’s common stock (12,650 shares at $28.30 per share). For the second year ended July 31, 2005, $850 was earned and was settled on September 15, 2005. Of this amount, $425 was paid in cash and $425 was paid in the form of the Company’s common stock (17,127 shares at $24.84 per share). For the third year through July 31, 2006, $931 was earned and settled on September 30, 2006. Of this amount, $901 was paid in cash and $30 offset various legal fees paid by NMHC on behalf of the former PPP Shareholders. By a letter dated September 29, 2006, the former PPP Shareholders have requested a review of the earnout calculation.

The purchase price for the stock of PPP was $3,150. In addition, there was $77 of acquisition related expenses incurred by the Company. At the time of the acquisition, PPP had approximately $1,664 of assets which included $177 of cash, $889 of accounts receivable, $539 of inventory and $59 of property and equipment. PPP also had approximately $1,423 of liabilities which included $609 of bank debt, which was paid off at closing, and $814 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of PPP’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $2,986, which consists of the following components: (i) customer relationships valued at $295, which are being amortized over seven (7) years; (ii) employment and non-compete agreements valued at $100 each, which are being amortized over four (4) years; (iii) the Portland Professional Pharmacy trade name valued at $100 which is being amortized over four (4) years; and (iv) goodwill of $2,391. From the date of acquisition through September 30, 2006, goodwill has increased by $2,497, which represents the cumulative amount of earnouts earned by PPP. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill is not being amortized. For tax purposes the Company has made an election which will allow it to amortize the goodwill and other intangibles over fifteen years.

6. GOODWILL AND INTANGIBLE ASSETS

The following is a summary of the Company’s goodwill and other intangible assets:

	PBM(1)	Specialty(2)	Total
Goodwill:
Balance as of June 30, 2006	$94,526	$4,793	$99,319
Specialty additional consideration earned	—	95	95

Balance as of September 30, 2006	$94,526	$4,888	$99,414

	September 30, 2006			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets:
PBM (1)	$7,034	$4,138	$2,896	$6,679	$3,919	$2,760
Specialty (2)	595	371	224	595	342	253
Total	$7,629	$4,509	$3,120	$7,274	$4,261	$3,013

(1)	Primarily comprised of the excess acquisition costs over the fair value of the net tangible and identifiable assets acquired by the Company, which has been allocated to goodwill and intangible assets. The goodwill also includes any earnouts earned in conjunction with the acquisitions. The intangible assets consist primarily of customer relationships. See Note 5, “Business Acquisitions” for more information.
(2)

Represents the Specialty Pharmacy segment primarily reflecting the excess of the Ascend purchase price over the net tangible and identifiable assets acquired, which has been allocated to goodwill and intangible assets. The goodwill also includes any earnouts earned in conjunction with the acquisition. The change in goodwill from June 30, 2006 to September 30, 2006 is the result of final adjustments to earnouts in connection with the Ascend acquisition. The intangible assets consist primarily of customer relationships and employment agreements. See Note 5, “Business Acquisitions” for more information.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

As of September 30, 2006, approximately $82,021 of the Company’s goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

7. LINE OF CREDIT

On January 28, 2005, the Company and certain of its subsidiaries entered into a five-year $65,000 line of credit with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. (“JPMorgan”). Subject to certain conditions including the consent of the existing lenders, the line of credit (the “JPMorgan credit facility”) may be increased by an aggregate of $35,000.

Depending on the timing and dollar amount of each loan request, the Company will either borrow at a spread above LIBOR, the overnight Federal Funds rate or JPMorgan’s prime rate. The initial spread was 1.75% for LIBOR and Federal Funds loans and 0.75% for prime rate loans. As of September 30, 2006, the spread is 1.50% for LIBOR and Federal Funds loans and 0.50% for prime rate loans.

The JPMorgan credit facility is secured by the Company’s consolidated assets. The JPMorgan credit facility requires the Company to be in compliance with financial and other covenants. The three defined financial covenants include: consolidated net worth; consolidated fixed charge ratio; and consolidated debt to EBITDA ratio. As of September 30, 2006, the Company was in compliance with the aforementioned financial covenants as set forth in the credit agreement in connection with the credit facility. However, subsequent to September 30, 2006, the Company notified JPMorgan that it did not timely file the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2006 ("First Quarter 10-Q"), and requested temporary waivers of the relevant provisions of the credit agreement arising from the failure to timely file the First Quarter 10-Q. On February 16, 2007, the Company received a waiver to its credit agreement with JPMorgan, to temporarily waive certain relevant provisions of the credit agreement arising from the failure to timely file its Quarterly Report on Form 10-Q for the period ended September 30, 2006. As a result, the Company is entitled to borrow up to $20,000 pursuant to the credit agreement until March 31, 2007. If the Company provides a certificate of a financial officer and other items to the lenders on or before March 31, 2007, the Company will regain complete access to borrow up to $65,000 pursuant to its credit agreement, subject to standard conditions and requirements.

As of September 30, 2006, the Company had no outstanding borrowings under its line of credit.

The Company has a $250 irrevocable letter of credit which the Company has granted in favor of one of its clients to secure any indemnity obligations that may arise during the term of the client agreement. The irrevocable letter of credit is cancellable upon the termination of the client agreement. As of September 30, 2006, no amounts were drawn down under this letter of credit.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

8. SEGMENT REPORTING

As of September 30, 2006, the Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment includes the sale of traditional prescription drugs to the Company’s clients and their participants, either through the Company’s nationwide network of pharmacies or the Company’s mail service pharmacy. The Specialty Pharmacy segment primarily includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases.

The chief operating decision maker assesses the Company’s performance of its operating segments through their gross profit, defined as segment revenue less segment cost of claims. Selling, general and administrative expenses are reported as corporate expenses. In addition, interest and other income and interest expense are reported in the corporate category.

The following tables present selected financial information about the Company’s reportable segments.

For the quarter ended September 30, 2006	PBM	Specialty Pharmacy	Intersegment Elimination	Corporate	Total
Revenue	$184,224	$10,162	$(5,673)	$—	$188,713
Cost of claims	162,589	8,884	(4,961)		166,512

Gross profit	21,635	1,278	(712)		22,201
Selling, general and administrative expenses				19,836	19,836
Interest and other income				444	444
Interest expense				(149)	(149)

Income before provision for income taxes					2,660
Provision for income taxes					1,249

Net income					$1,411

Total identifiable assets	$270,038	$50,981	$(41,527)		$279,492

For the quarter ended September 30, 2005	PBM	Specialty Pharmacy	Intersegment Elimination	Corporate	Total
Revenue	$210,345	$8,546	$(4,199)	$—	$214,692
Cost of claims	187,400	7,326	(3,596)		191,130

Gross profit	22,945	1,220	(603)		23,562
Selling, general and administrative expenses				18,638	18,638
Interest and other income				186	186
Interest expense				(104)	(104)

Income before provision for income taxes					5,006
Provision for income taxes					2,139

Net income					$2,867

Total identifiable assets	$297,027	$15,115	$(6,769)		$305,373

9. EARNINGS PER SHARE

The following is a reconciliation of the number of weighted average shares used in the basic and diluted earnings per share (“EPS”) calculation (in thousands):

	Quarters Ended September 30
	2006	2005
Basic	5,375	4,862
Effect of assumed exercise of employee stock options	—	283
Series A preferred stock “as if converted”	—	6,957

Diluted	5,375	12,102

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

The Company reports EPS in accordance with SFAS No. 128, “Earnings per Share”. Basic EPS are computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted EPS are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. For the quarter ended September 30, 2005, the dilutive effect of outstanding options, and their equivalents, is reflected in diluted EPS by application of the treasury stock method. United States generally accepted accounting principles require all anti-dilutive securities, including convertible preferred stock, to be excluded from the diluted earnings per share calculation. For the quarter ended September 30, 2006, all of the Company’s redeemable convertible preferred stock issued to New Mountain Partners, L.P. and outstanding options to purchase shares of common stock were excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. If the Company were to include the assumed conversion of redeemable convertible preferred stock and the outstanding options to purchase shares of common stock during the quarter ended September 30, 2006, the Company would have added 6,956,522 equivalent shares of redeemable convertible preferred stock to the basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.

10. EMPLOYEE BENEFIT PLANS

Restricted Stock Grant Plan

In October 2004, the Company’s Board of Directors approved the adoption of the Company’s Amended and Restated 2000 Restricted Stock Grant Plan (the "Stock Grant Plan"), under which 700,000 shares of the Company’s common stock have been reserved for issuance. The Stock Grant Plan provides for the issuance of shares of restricted stock or restricted stock units that are subject to both standard restrictions on the sale or transfer of such shares and/or restrictions that the Company’s board of directors may impose, such as restrictions relating to length of service, corporate performance or other restrictions. All restricted stock and restricted stock unit awards are settled in shares of the Company’s common stock.

All restricted stock awards issued under the Stock Grant Plan are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the quarter ended September 30, 2006, 36,580 shares of restricted stock with a 4-year cliff vesting feature were granted to certain employees. Share-based compensation expense related to restricted stock awards outstanding during the quarter ended September 30, 2006 approximated $39. As of September 30, 2006, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was approximately $1,028, and the related weighted-average period over which it is expected to be recognized is approximately 43 months. No restricted shares vested during the quarter ended September 30, 2006. As of September 30, 2006, 56,980 shares of restricted stock were issued under the Stock Grant Plan.

Employee Stock Option Plan

The Company grants stock options under the 1999 Stock Option Plan, as amended (the "Plan"). Stock option grants are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of stock option grants are based on competitive practices, operating results of the Company, and government regulations.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

The maximum number of shares of common stock issuable over the term of the Plan is limited to 4,850,000 shares plus an indeterminable number of shares of common stock issuable upon the exercise of "reload options." There are no options outstanding that contain the “reload” provision. The Plan permits the granting of stock options, stock grants, stock units and stock appreciation rights to employees (including employee directors and officers) and consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Options granted under the Plan have an exercise price of at least 100% of the fair market value of the underlying stock, or 110% in the case of an individual who owns more than 10% of the combined voting power of all classes of stock of the Company on the grant date. Options granted under the Plan generally vest over a three or four-year period. As of September 30, 2006, there are 749,093 options issuable under the Plan. Options granted during the quarter ended September 30, 2006 are exercisable at prices ranging from $13.04 to $15.20 and terminate seven years from the grant date. The total pretax intrinsic value of options exercised during the quarter ended September 30, 2006 was $841.

Summarized information related to stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding options at June 30, 2006	1,510,556	$22.60
Cancelled/Forfeited	(35,752)	23.86
Granted	262,540	14.25
Exercised	(158,066)	10.23

Outstanding options at September 30, 2006	1,579,278	$22.42

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2006:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per share	Aggregate Intrinsic Value
$ 7.19 to $10.78	92,619	1.12	$8.28	$673
$10.79 to $16.17	381,303	6.73	13.84	651
$16.18 to $24.26	283,660	7.34	22.00	—
$24.27 to $36.40	821,564	7.74	28.13	—
$36.41 to $36.66	132	2.64	36.66	—

	1,579,278	7.04	$22.42	$1,324

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per share	Aggregate Intrinsic Value
$ 7.19 to $10.78	92,619	1.12	$8.28	$673
$10.79 to $16.17	61,192	1.94	12.71	174
$16.18 to $24.26	39,220	6.76	21.84	—
$24.27 to $36.40	177,210	5.30	29.49	—
$36.41 to $36.66	88	2.64	36.66	—

	370,329	3.86	$20.61	$847

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $15.55 as of September 30, 2006, which would have been received by the option holders had those option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 153,811.

Nonvested stock option activity for the quarter ended September 30, 2006 is as follows:

	Shares	Weighted average Exercise price
Nonvested options outstanding at June 30, 2006	1,036,724	$25.36
Options granted – unvested	262,540	14.25
Options vested	(69,811)	24.47
Options forfeited – unvested	(20,504)	27.05

Nonvested options outstanding at September 30, 2006	1,208,949	$22.97

As of September 30, 2006, total compensation cost related to nonvested stock options not yet recognized was $11,306 which is expected to be recognized over the next 37 months on a weighted-average basis.

The Company’s employee stock options have various restrictions including vesting provisions and are often exercised prior to their contractual maturity. Lattice-binomial models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model. The use of a lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, expected life of the options, post-vesting terminations and a sub-optimal exercise factor. The weighted-average grant date fair value of employee stock options granted during the quarter ended September 30, 2006 was $8.07 using the lattice-binomial model with the following weighted-average assumptions:

Expected volatility	58.2%
Risk-free interest rate	4.73%
Expected dividends	0.0%
Expected life of the option	5.5 years
Post-vesting terminations	1.0%
Sub-optimal exercise factor	3.82

Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

Stock-based compensation expense recognized under SFAS No. 123(R) for the quarters ended September 30, 2006 and 2005 was $1,024 and $668 which consisted of stock-based compensation expense related to

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

employee stock options and restricted stock awards. The after-tax effect of this charge for the quarter ended September 30, 2006 was $830, or $0.15 per basic and diluted EPS. The after-tax effect of this charge for the quarter ended September 30, 2005 was $536, or $0.11 per basic EPS and $0.04 per diluted EPS.

11. RELATED PARTY TRANSACTIONS

The Company received certain services from a former Chairman of the Board, James Bigl, as per a consulting agreement signed at the end of his employment with the Company. Mr. Bigl resigned as Chairman of the Board on March 13, 2006 but the consulting agreement continued until August 31, 2006. During the three months ended September 30, 2006 and 2005, $21 and $31 was paid under this agreement, respectively. The Company also paid approximately $5 of legal fees on behalf of James Bigl.

In addition, the Company rents two houses from Living In Style, LLC, an entity partially owned by an executive officer of the Company and a former Chairman of the Board, which is used for out-of-town employees. Pursuant to leases dated May 1, 2002 and expiring April 30, 2007, the Company paid an aggregate of $38 and $36 in rent for these two facilities during the three months ended September 30, 2006 and 2005, respectively.

12. SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2006 and 2005, the Company paid $11 and $84 in interest, and $104 and $8 in income taxes, respectively. During the three months ended September 30, 2006, the Company financed $34 of capital expenditures and $255 for the acquisition of MPP through its trade payables. In addition, as of September 30, 2006, the Company financed $4,762 of capital expenditures through capital lease obligations. On October 2, 2006, the Company paid $1,412 of dividends on the series A preferred stock for the quarter ended September 30, 2006.

13. MAJOR CLIENTS AND PHARMACIES

For the three months ended September 30, 2006 and 2005, approximately 26% and 25%, respectively, of the Company’s revenue was from Mohawk Valley Physicians’ Health Plan, Inc. (“MVP”), a client administering multiple plans, which is reported within the PBM segment. Amounts due from MVP approximated $8,153 as of September 30, 2006.

On May 4, 2006, MVP notified the Company that they will not be renewing their contract with NMHC which expired on December 31, 2006.

For the three months ended September 30, 2006, approximately 12% of the Company’s revenue was from another client, which is reported within the PBM segment. Amounts due from this client approximated $7,870 as of September 30, 2006.

For the three months ended September 30, 2006, approximately 12% of the cost of claims was from one pharmacy chain. Amounts payable to this pharmacy chain approximated $7,888 as of September 30, 2006. For the three months ended September 30 2005, no pharmacy chain accounted for more than 10% of the total cost of claims.

14. COMMITMENTS AND CONTINGENCIES

The Company is currently involved in various claims and legal proceedings and other disputes with third parties that arise from time to time in the ordinary course of business. The Company has considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies”. The Company’s

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

recorded reserves are based on estimates developed with consideration given to the potential merits of claims, the range of possible settlements, advice from outside counsel, and management’s strategy with regard to the settlement of such claims or defense against such claims. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims and proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On November 7, 2006, we announced that we had identified issues concerning our rebate transactions in connection with the preparation of our Quarterly Report on Form 10-Q for the period ended September 30, 2006. In the last full week of October 2006, we determined that we incorrectly recognized $1,032 of rebate revenue during the fiscal year ended June 30, 2006. The error related to an adjustment recorded during the fourth quarter of fiscal 2006 regarding a duplicate rebate payment made to a single customer in a prior period; however, management subsequently discovered that the duplicate payment of $1,032 had already been refunded by the customer. This duplicate payment was reflected as a reduction in our liability as of June 30, 2006 to this customer when it should not have been. Upon discovery of this error, management decided to perform additional procedures and reviewed and performed additional analysis of our significant accounts and financial statement close process. As a result, we recalculated over 90% of our rebate payable balances as of June 30, 2006. This additional analysis resulted in the discovery of other offsetting errors approximating $15. The net impact of errors relating to our rebate payable balances to clients approximated $1,017 (the “Rebate Error”).

We also performed additional analysis on other significant accounts of our consolidated financial statements and identified $692 of errors relating to our claims payable to pharmacies, $584 of errors relating to our accounting treatment for leases and other errors approximating $14.

We assessed the impact that the above mentioned errors had on our operating income, as well as other financial statement line items, during the quarter ended September 30, 2006 and noted the following: i) the Rebate Error resulted in an $1,017 reduction of our operating income, ii) the Claims Payable Error resulted in a $692 increase of our operating income, iii) the Lease Error resulted in a $584 increase of our operating income, and iv) other errors resulted in a $14 decrease of our operating income. In total, these errors resulted in a $245 net increase of our operating income which we consider to be immaterial, individually and in the aggregate, to current and prior periods. As a result of these errors and as more fully described in Item 4 – Controls and Procedures, our principal executive officer and our principal financial officer have concluded that as of September 30, 2006, the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were not effective in alerting them to material information, on a timely basis, required to be included in our periodic Securities and Exchange Commission filings.

Rebates Payable to Clients

Based upon a review of our rebates payable to clients, we identified approximately $1,017 of revenue attributable to rebate transactions that we determined to have been recognized in error during prior periods. The primary component of this $1,017, or Rebate Error, relates to a duplicate payment made to a single customer during a prior period. The duplicate payment, which approximated $1,032, was subsequently refunded by the customer. However, during the fourth quarter of fiscal 2006, we incorrectly reduced our rebates payable to this customer for this overpayment. This error resulted in a $1,032 overstatement of our revenue during fiscal 2006. Based upon the discovery of this $1,032 misstatement, we expanded the scope of our testing on the rebates payable to clients balance. Our review identified approximately $15 of other offsetting errors related to rebates payable to clients.

The net impact of errors relating to rebates payable to clients for periods ended June 30, 2006 or prior resulted in a net decrease of approximately $1,017 of our rebate revenue and operating income and was recorded during the quarter ended September 30, 2006.

Claims Payable to Pharmacies

Based upon a review of our claims payable to pharmacies, we identified approximately $1,523 of liabilities incorrectly processed during prior periods. The components of the $1,523 are as follows: i) $1,099 of claims that should have been reversed into income during a prior period but were reflected as a liability as of

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

June 30, 2006 and June 30, 2005, ii) approximately $407 of claims that were shown as a reduction to our claims payable balance when they should not have been and should have been written off during prior periods, and iii) approximately $831 of claims that should have been reversed during a prior period along with a corresponding net receivable of $831 from a former customer that should have been written off during that same prior period (note that item iii results in no net impact to our operating results).

The net impact of errors relating to claims payable to pharmacies for periods ended June 30, 2006 or prior and the related write-off of an uncollectible receivable resulted in a net increase of $692 of our operating income (increase of $1,523 of our gross profit) and was recorded during the quarter ended September 30, 2006 (the “Claims Payable Error”).

During the quarter ended March 31, 2005 we concluded that we were no longer liable for $1,099 of claims to various pharmacies on behalf of a former customer who went into receivership and properly reversed those claims into income. However, during the fourth quarter of fiscal 2005, the reversal of these claims in the prior quarter was not properly processed in the general ledger, resulting in their inclusion as a liability on our June 30, 2005 and June 30, 2006 balance sheets. This error resulted in a $1,099 overstatement of our cost of claims during the fourth quarter of fiscal 2005.

During the quarter ended September 30, 2006, due to the unlikelihood of collection, we wrote off approximately $407 of receivables related to unbillable claims that were shown as a reduction to our claims payable balance. We reviewed the nature of these receivables and determined that such receivables should have been written off in the prior periods in which they originated. As such, we wrote them off during the quarter ended September 30, 2006 through an increase to our cost of claims.

We have concluded that the Company did not properly reverse approximately $831 of claims to various pharmacies on behalf of a former customer who went into receivership during 2001 or write-off an $831 accounts receivable from such customer. This former customer was an insurance company and certain of their obligations were covered by a state trust fund. General counsel for the administrator of the state trust fund advised us that payments were made to various pharmacies on behalf of this former customer during 2003 and 2004. We have never received requests of additional payments from any pharmacies that processed claims on behalf of this former customer beyond what they were paid by the state trust fund. General counsel of the administrator of the state trust fund also informed us that the time period for submitting claims to the receiver has long since lapsed and furthermore, no more payments are being made in connection with this former customer. Our claims liabilities to pharmacies should have been reversed and the receivable from the former customer should have been written off during fiscal 2005 as that was the year in which the pharmacies were paid by the state trust fund. As such, we wrote off the receivable and reversed the claims into income during the quarter ended September 30, 2006. The write-off of the receivable and the reversal of claims to various pharmacies had no net impact to our operating results. The reversal of claims to various pharmacies resulted in a reduction in our cost of claims while the write-off of the receivable resulted in a corresponding increase to our selling, general and administrative expenses.

Accounting for Leases

Our management conducted a review of our leases and noted that the accounting treatment for various leases was not in accordance with SFAS No. 13, “Accounting for Leases”. As a result, management identified leases that were originally accounted for as operating leases when they should have been accounted for as capital leases. The change in the accounting treatment for various leases resulted in a $584 net increase of our operating income and was recorded during the quarter ended September 30, 2006 (the “Lease Error”). In addition, the change in accounting treatment for various leases resulted in $4,762 increase in our property and equipment and a $4,178 increase in our capital lease obligations.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

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

OPERATING INCOME

Quarters Ended September 30,

	2006	Increase/ (Decrease)	2005
Revenue	$188,713	(12.1)%	$214,692
Cost of claims	166,512	(12.9)%	191,130

Gross profit	22,201	(5.8)%	23,562
Selling, general and administrative expenses	19,836	6.4%	18,638

Operating income	$2,365	(52.0)%	$4,924

Results of Operations

Fiscal Quarter Ended September 30, 2006 Compared to Fiscal Quarter Ended September 30, 2005

Revenue decreased $25,979, or 12.1%, from $214,692 for the fiscal quarter ended September 30, 2005 to $188,713 for the fiscal quarter ended September 30, 2006. Revenue recognized from contracts recorded on a gross revenue basis was $186,170 for the fiscal quarter ended September 30, 2006 and $212,392 for the fiscal quarter ended September 30, 2005. Revenue recognized from contracts recorded on a net revenue basis was $2,543 for the fiscal quarter ended September 30, 2006 and $2,300 for the fiscal quarter ended September 30, 2005. The specific terms of the contracts that we enter into with our clients will determine whether we recognize the gross revenue related to the cost of the prescriptions filled. For those contracts under which we only recognize net revenue, there is no impact on our gross profit since neither the prescription revenue nor the related costs of the prescriptions are recorded. Whether revenues are recorded on either a gross or net basis, we record the gross amount billed in accounts receivable and the related claims payable to pharmacies on our balance sheet. We include in revenue only those co-payments earned from Mail Service and Specialty Pharmacy. For the fiscal quarter ended September 30, 2006, there was $4,378 of co-payments included in revenue from Mail Service as compared to $4,799 for the fiscal quarter ended

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

September 30, 2005. Co-payments retained by pharmacies on prescriptions filled for our participants and not included in our revenue were $74,634 and $77,453, for the fiscal quarters ended September 30, 2006 and 2005, respectively. Under our client contracts, the pharmacy is solely obligated to collect the co-payments from the participants. Under client contracts, we do not assume liability for participant co-payments in pharmacy transactions. As such, we do not include participant co-payments to pharmacies in our revenue or our cost of claims.

The $25,979, or 12.1%, decrease in revenue during the fiscal quarter ended September 30, 2006 is primarily the result of a 19.3% decrease in script count partially offset by a 8.9% increase in the gross revenue per script. The decrease in script count is primarily attributable to a 9.1% decrease in covered lives during the fiscal quarter ended September 30, 2006 as compared to the fiscal quarter ended September 30, 2005. The increase in gross revenue per script is the result of a change in the client mix as well as increased pricing performances and the increased utilization of generic pharmaceuticals.

Cost of claims decreased $24,618, or 12.9%, from $191,130 for the fiscal quarter ended September 30, 2005 to $166,512 for the fiscal quarter ended September 30, 2006. This decrease is primarily the result of a 7.9% increase in the cost per script, offset by the decrease in the gross script count. As a percentage of revenue, cost of claims decreased from 89.0% to 88.2% for the fiscal quarters ended September 30, 2005 and September 30, 2006, respectively.

Gross profit decreased $1,361, or 5.8%, from $23,562 for the fiscal quarter ended September 30, 2005 to $22,201 for the fiscal quarter ended September 30, 2006. This decrease is primarily the result of i) a $1,561 reduction in rebate revenue (exclusive of the $1,017 Rebate Error) due to changes in our client mix as well as trends in our negotiations with our clients and ii) a $344 increase in credit memos issued to various customers. In total, these two items represent a $1,905 decrease in our gross profit. These decreases were partially offset by a net increase of $506 which consists of $1,523 relating to the Claims Payable Error offset by $1,017 relating to the Rebate Error. In addition, the 19.3% decrease in our script volume was primarily offset by increase in the gross profit per script. Gross profit, as a percentage of revenue, increased from 11.0% to 11.8% for the fiscal quarters ended September 30, 2005 and September 30, 2006, respectively.

Selling, general and administrative expenses increased $1,198, or 6.4%, from $18,638 for the fiscal quarter ended September 30, 2005 to $19,836 for the fiscal quarter ended September 30, 2006. This increase is primarily the result of i) $831 increase related to the Claims Payable Error, ii) $438 net increase in compensation and related items and ii) $717 increase in professional fees and insurance. These increases were offset by i) $584 decrease related to the Lease Error and ii) $197 of net reductions in other selling, general and administrative expenses.

Selling, general and administrative expenses as a percent of revenue increased from 8.7% for the fiscal quarter ended September 30, 2005 to 10.5% for the fiscal quarter ended September 30, 2006.

Other income increased $213, or 259.8%, from $82 for the fiscal quarter ended September 30, 2005 to $295 for the fiscal quarter ended September 30, 2006. The increase primary relates to the $257 increase in interest income earned from higher interest rates and on higher cash balances for the fiscal quarter ended September 30, 2006.

Income before the provision for income taxes decreased $2,346, or 46.9%, from $5,006 for the fiscal quarter ended September 30, 2005 to $2,660 for the fiscal quarter ended September 30, 2006. The decrease primarily relates to the $1,361 decrease in our gross profit, the $1,198 increase in our selling, general and administrative expenses, primarily offset by the $213 increase in other income as noted above.

Our effective tax rate was 47.0% for the fiscal quarter ended September 30, 2006 as compared to 42.7% for the fiscal quarter ended September 30, 2005. The increase in the effective tax rate for the fiscal quarter ended September 30, 2006 primarily resulted from lower pre-tax income combined with the tax treatment of expensing certain employee stock options in accordance with SFAS No. 123(R).

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

Net income decreased $1,456, or 50.8%, from $2,867 for the fiscal quarter ended September 30, 2005 to $1,411 for the fiscal quarter ended September 30, 2006. The decrease is primarily the result of i) $721 decrease, net of tax, in gross profit, ii) $635 increase, net of tax, in selling, general and administrative expenses and iii) increase in our effective tax rate from 42.7% for the fiscal quarter ended September 30, 2005 to 47.0% for the fiscal quarter ended September 30, 2006. The decreases were offset by the $113 increase, net of tax, in other income.

In addition, there were two charges against net (loss) income available to common stockholders related to the New Mountain Transaction (see “Liquidity and Capital Resources”). The first of these charges relates to series A preferred stock cash dividends, which amounted to $1,412 for both fiscal quarters ended September 30, 2006 and 2005. The series A preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80,000), which decreases to 3.5% after the fifth anniversary of issuance, March 19, 2009. The dividend of $1,412 represents the amount accrued and paid for the fiscal quarter ended September 30, 2005. The dividend of $1,412 represents the amount accrued for the fiscal quarter ended September 30, 2006. However, this dividend was not paid until October 2, 2006. The second charge is for the accretion of transaction expenses which was $120 for both fiscal quarters ended September 30, 2006 and 2005.

After deducting these two charges from net income, there remained net (loss) income available to common stockholders of $(121) for the fiscal quarter ended September 30, 2006 as compared to $1,335 for the fiscal quarter ended September 30, 2005.

Liquidity and Capital Resources

Our primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades, funding of accounts receivable and inventory in our mail service facility and specialty pharmacy. Also, we require cash to execute our strategy of pursuing acquisitions of specialty pharmacy businesses and PBM businesses meeting specific criteria. We have acquired seven companies since July 2000 utilizing primarily cash. This has had the effect of increasing our working capital deficits until sufficient profitability is earned to offset these deficits. As of September 30, 2006, we had a working capital deficit of $5,755 as compared to a working capital deficit of $7,098 as of June 30, 2006.

As a result of our normal payment cycle, cash disbursement accounts carrying negative book balances of $15,884 and $11,015 (representing outstanding checks not yet presented for payment) have been reclassified to claims payable to pharmacies and trade and other payables and accrued expenses as of September 30, 2006 and June 30, 2006, respectively. This reclassification restores balances to cash and current liabilities for liabilities to our vendors, clients and participants which have not cleared. No overdraft or unsecured short-term loan exists in relation to these negative balances.

We have invested substantial amounts of time and resources to our Medicare drug benefit program. Prior to becoming a licensed risk-bearing entity in any state, NMHC Group Solutions was required to maintain approximately $6,300 in a cash account in connection with CMS liquidity and minimum net worth requirements. Since obtaining licensure in Delaware on August 9, 2006, NMHC Group Solutions is no longer subject to such CMS requirements but has maintained such cash account in order to fulfill statutory capital and surplus requirements in various states. We expect the total funding requirements in order to fulfill statutory capital and surplus requirements in various states to approximate $14,000. We may not be able to realize any return on our investments in Medicare initiatives if the cost and complexity of recent changes by and requirements of CMS exceed our expectations or prevent effective program implementation;

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

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

Net cash provided by operating activities was $3,522 for the fiscal quarter ended September 30, 2006 as compared to $3,233 for the fiscal quarter ended September 30, 2005. This increase of $289 is primarily the result of a i) $13,656 decrease in claims payable to pharmacies, ii) $11,430 decrease in rebates payable to clients, and iii) $4,527 increase in accounts receivable. These decreases were partially offset by a $23,736 decrease in rebates receivable from manufacturers and a $3,995 increase in trade and other payables and accrued expenses. This increase was further caused by $2,171 of net increases in other operating activities.

Historically, the timing of our collections of accounts receivable and payments of accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan clients on the one hand, and our pharmacy network on the other hand. These terms generally lead to our payments to participating pharmacies being slower than our corresponding collections from plan clients. We believe that this situation is not unusual in the pharmacy benefit management industry and expect to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future and, if they were to change materially, we could require additional working capital financing. We have put in place a $65,000 revolving credit facility for acquisitions and working capital financing. However, if such terms of trade were to change materially, and/or if we were unable to obtain additional working capital financing, there could be a material adverse effect on our business, financial condition, or results of operations. Subsequent to September 30, 2006, we notified JPMorgan that we did not timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006 ("First Quarter 10-Q"), and requested temporary waivers of the relevant provisions of our credit agreement arising from the failure to timely file the First Quarter 10-Q. On February 16, 2007, we received a waiver to our credit agreement with JPMorgan, to temporarily waive certain relevant provisions of the credit agreement arising from the failure to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006. As a result, we are entitled to borrow up to $20,000 pursuant to the credit agreement until March 31, 2007. If we provide a certificate of a financial officer and other items to the lenders on or before March 31, 2007, we will regain complete access to borrow up to $65,000 pursuant to our credit agreement, subject to standard conditions and requirements.

Net cash used in investing activities was $2,174 for the fiscal quarter ended September 30, 2006 as compared to $2,221 for the fiscal quarter ended September 30, 2005. The $2,174 net cash used in investing activities for the fiscal quarter ended September 30, 2006 was primarily the result of $1,178 used for capital expenditures, $901 used for an earnout payment to PPP and $100 used for the acquisition of MPP.

Net cash provided by financing activities was $451 for the fiscal quarter ended September 30, 2006 as compared to $247 for the fiscal quarter ended September 30, 2005. This increase of $204 is primarily the result of the Company not paying $1,412 of dividends on the series A preferred stock for the quarter ended September 30, 2006 until October 2, 2006 offset by $1,159 paid by the Company towards their capital lease obligations.

EBITDA

On January 28, 2005, we entered into a five-year $65,000 cash flow based line of credit with a syndicate of commercial banks led by JPMorgan. Subject to certain conditions, the line of credit may be increased by an aggregate of $35,000. The line of credit contains various covenants that, among other things, require us to

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

maintain certain financial ratios, which are consolidated net worth, consolidated fixed charge ratio and consolidated debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. The consolidated fixed charge ratio and the consolidated debt to EBITDA ratio are evaluated by JPMorgan as a measure of our liquidity and our ability to meet all of our obligations under the credit facility. As of September 30, 2006, we were in compliance with the aforementioned financial covenants. However, subsequent to September 30, 2006, we notified JPMorgan that we did not timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006 ("First Quarter 10-Q"), and requested temporary waivers of the relevant provisions of our credit agreement arising from the failure to timely file the First Quarter 10-Q. On February 16, 2007, we received a waiver to our credit agreement with JPMorgan, to temporarily waive certain relevant provisions of the credit agreement arising from the failure to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006. As a result, we are entitled to borrow up to $20,000 pursuant to the credit agreement until March 31, 2007. If we provide a certificate of a financial officer and other items to the lenders on or before March 31, 2007, we will regain complete access to borrow up to $65,000 pursuant to our credit agreement, subject to standard conditions and requirements.

As of September 30, 2006, there was no principal balance outstanding under the line of credit.

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

Net cash provided by operating activities can be reconciled to EBITDA, which we believe to be the most directly comparable financial measure to net cash provided by operating activities, as follows:

	Quarters Ended September 30,
	2006 (1)	2005
Net cash provided by operating activities	$3,522	$3,233
Provision for income taxes	1,249	2,139
Interest (income) expense, net	(283)	(70)
Net change in assets and liabilities	2,546	2,511
Non-cash items to reconcile net cash from operations to net income	(2,381)	(1,070)

EBITDA	$4,653	$6,743

Adjusted prescriptions (2)	6,930	8,583
EBITDA per adjusted prescription	$0.67	$0.79

(1)	During the quarter ended September 30, 2006, we did not pay $1,412 of dividends on the series A preferred stock until October 2, 2006. During the quarter ended September 30, 2005, we paid $1,412 of dividends on the series A preferred stock.
(2)	Estimated adjusted prescription volume equals the Mail Service prescriptions multiplied by 3, plus retail prescriptions. These Mail Service prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

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

The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of September 30, 2006:

Payments Due by Period

	Total	2007	2008-2009	2010-2011	Thereafter
Capital Lease Obligations	$3,613	$1,730	$1,528	$355	$—

Operating Leases	$12,800	$4,312	$4,709	$1,945	$1,834

Total Contractual Cash
Obligations	$16,413	$6,042	$6,237	$2,300	$1,834

Commitments and Contingencies

As an approved prescription drug plan (“PDP”) sponsor, our subsidiary, NMHC Group Solutions, began offering a PDP under Medicare Part D to individual enrollees and employer groups on January 1, 2007. NMHC Group Solutions entered into a formal agreement with CMS on October 13, 2006 to operate as a national PDP sponsor. Under regulations established by CMS governing participation in the Medicare Part D program and state regulations, NMHC Group Solutions must be licensed as a risk-bearing entity regulated under state insurance laws and must obtain licensure as a domestic insurance company prior to entering into a formal contract with CMS. NMHC Group Solutions has been approved to operate as a risk-bearing entity in its domicile state, Delaware, and has filed applications for licensure in the 49 other states and Washington D.C., and Puerto Rico. NMHC Group Solutions currently has not entered into any risk-bearing contracts with employer groups or clients. However, NMHC Group Solutions is acting as a risk-bearing entity for individual enrollees in its PDP. We are at various stages with these applications in the ancillary states as some states are considering our application, others we have not heard back from and others have been withdrawn for failure to meet certain requirements. Currently, NMHC Group Solutions has obtained licensure in five additional states to operate as a risk-bearing entity. We expect to operate under a three-year

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

wavier granted by CMS for the states and territories which have not issued us a risk-bearing license. Prior to becoming a licensed risk-bearing entity in any state, NMHC Group Solutions was required to maintain approximately $6,300 in a cash account in connection with CMS liquidity and minimum net worth requirements. Since obtaining licensure in Delaware on August 9, 2006, NMHC Group Solutions is no longer subject to such CMS requirements but has maintained such cash account in order to fulfill statutory capital and surplus requirements in various states. We expect the total funding requirements to fulfill statutory capital and surplus requirements in various states to approximate $14,000.

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

The series A preferred stock may be redeemed at our option subsequent to the fourth anniversary of its issuance, subject to certain conditions. Subject to certain conditions, after the fourth anniversary of its issuance, we can redeem shares of the series A preferred stock at its reported value on our consolidated balance sheet plus all unpaid dividends, whether or not declared. Subject to certain conditions, after the seventh anniversary of its issuance, we can redeem shares of series A preferred stock at $11.50 per share plus all unpaid dividends, whether or not declared. After the tenth anniversary of the issuance of the series A preferred stock, each holder of shares of series A preferred stock may require us to redeem all or a part of that holder's shares of series A preferred stock. Each holder of shares of series A preferred stock can redeem their series A preferred stock at $11.50 per share plus all unpaid dividends, whether or not declared.

Subject to certain conditions, the liquidation value of the series A preferred stock is the greater of $11.50 per share plus all unpaid dividends, whether or not declared, or the amount that would be payable to a holder of the series A preferred stock if the series A preferred stock was converted into common stock immediately prior to the liquidation.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

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

For the three months ended September 30, 2006 and 2005, approximately 26% and 25%, respectively, of the Company’s revenue was from Mohawk Valley Physicians’ Health Plan, Inc. (“MVP”), a client administering multiple plans, which is reported within the PBM segment. Amounts due from MVP approximated $8,153 as of September 30, 2006.

On May 4, 2006, MVP notified the Company that they will not be renewing their contract with NMHC which expired on December 31, 2006.

Other Matters

Inflation

Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenue and cost of claims.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates.

We believe that of our significant accounting policies (See Note 2 to the Consolidated Financial Statements comprising Item 8 of Form 10-K for the year ended June 30, 2006), the following may involve a higher degree of judgment and complexity than others:

Revenue Recognition Our revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to clients and participants, either through our nationwide network of pharmacies, our mail service pharmacy or our specialty pharmacy. We enter into a fee for service (per claim charges) arrangement with our clients for the payment of administrative fees. Under the fee for service arrangement, we are paid by our clients for our contractually agreed upon rates based upon actual claims adjudicated plus a fixed transaction fee. Revenue related to the sales of prescription drugs by our nationwide network of pharmacies, our mail service pharmacy or specialty pharmacy, is recognized when the claims are

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

adjudicated and the prescription drugs are shipped. Co-payment revenue recognized during the fiscal quarters ended September 30, 2006 and 2005 was $4,378 and $4,799, respectively. Claims are adjudicated at the point-of-sale using our on-line processing system. To date, our mail service pharmacy primarily fills prescriptions for our plan clients. Revenue from these intercompany sales is eliminated in consolidation. Specialty pharmacy revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors, patients and others. Approximately 56% of revenues from our specialty pharmacy are from prescriptions filled for our plan clients. Revenue from these intercompany sales is eliminated in consolidation. The remaining 44% of revenues from our specialty pharmacy are recognized at the point of shipment.

Participant co-payments are not recorded as revenue. Under our client contracts, the pharmacy is solely obligated to collect the co-payments from the participants. Under client contracts, we do not assume liability for participant co-payments in pharmacy transactions. As such, we do not include participant co-payments to pharmacies in revenue or cost of claims. For the fiscal quarters ended September 30, 2006 and 2005, excluded from our revenue and cost of claims was $74,634 and $77,453, respectively, of participant co-payments to pharmacies. If the above amounts were included in our revenue and cost of claims, our operating income, net income, consolidated balance sheets and statements of cash flows would not have been affected.

We evaluate client contracts using the indicators of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” to determine whether we act as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. We act as a principal in most of our transactions with clients and revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with clients, as well as our administrative fees (“Gross Reporting”). Gross reporting is appropriate because we (a) have separate contractual relationships with clients and with pharmacies, (b) are responsible to validate and economically manage a claim through our claims adjudication process, (c) commit to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (d) manage the overall prescription drug plan relationship with the patients, who are participants of clients’ plans, and (e) have credit risk for the price due from the client. There are certain contracts in which the Company recognizes revenue on a net basis. The primary factor that leads to recognizing net revenue on these contracts is that the amount the Company earns is primarily fixed. Whether revenues are recorded on either a gross or net basis, we record the gross amount billed in accounts receivable and the related claims payable to pharmacies on our balance sheets.

The rebates and administrative fees (“pharmaceutical manufacturer payments”) that we receive from pharmaceutical manufacturers are recognized when we are entitled to them in accordance with the terms of our arrangements with pharmaceutical manufacturers, third party rebate administrators, and our clients, and when the amount of the pharmaceutical manufacturer payment is determinable. Our rebate revenue is reduced by the estimated amount of pharmaceutical manufacturer payments that our clients are entitled to. We compute the estimated amount of pharmaceutical manufacturer payments due direct from the drug manufacturers based on the actual claims, estimated market data and the criteria established in each individual contract. The drug manufacturers are obligated to reimburse us for earned pharmaceutical manufacturer payments within a specified period of time. We reconcile our estimates to amounts received from the manufacturers on a quarterly basis. Certain of our clients are contractually entitled to all or a portion of the pharmaceutical manufacturer payments we receive. The pharmaceutical manufacturer payments retained by us, after the clients receive their contractual amounts, have historically had a significant impact on our financial performance. For the fiscal quarters ended September 30, 2006 and 2005, the pharmaceutical manufacturer payments retained by us have approximated 10.8% and 21.1%, respectively, of our total gross profit. Based upon our client mix as well as trends in our negotiations with our clients, we expect pharmaceutical manufacturer payments to continue to account for a declining percentage of our total gross profit.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

Rebates Billing for pharmaceutical manufacturer payments receivable from pharmaceutical manufacturers is generally started after 30 days from the end of each quarter. We record the gross pharmaceutical manufacturer payment receivable and the appropriate payable to the clients based on estimates, which are subject to final settlement. The estimates are based upon claims submitted and our pharmaceutical manufacturer payment experience, and are adjusted as additional information becomes available. Upon billing the manufacturer, any differences between our estimate and the actual amount of the pharmaceutical manufacturer payments receivable is recorded to cost of claims, net of the estimated impact to our customers. Pharmaceutical manufacturer payments are generally paid to clients on a quarterly basis, or as agreed upon with our clients, subsequent to collections from pharmaceutical manufacturers, although there are certain instances where pharmaceutical manufacturer payments are paid to clients on an accelerated basis.

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

Internal Use Software We invest heavily in developing software in order to enhance our operations as well as meet the needs of our clients. We apply the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Under this SOP, certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three years. Costs for general and administrative expenses, overhead, maintenance and training, as well as the cost of software coding that does not add functionality to the existing system, are expensed as incurred. Reductions, if any, in the carrying value of capitalized software development costs to net realizable value are expensed.

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

Goodwill Our goodwill represents the excess acquisition costs over the fair value of the net tangible and identifiable intangible assets acquired that has been allocated to goodwill from our various business acquisitions. We test our goodwill for impairment on an annual basis, or whenever events, such as a protracted decline in our stock price or other changes in circumstances, indicate that the carrying amount may not be recoverable, using a two-step fair-value based test. The most recent assessment of goodwill impairment for each of our designated reporting units was performed as of June 30, 2006, and the recorded goodwill was determined not to be impaired.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

Income Taxes We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2006, we have current net deferred tax assets of $2,244 and non-current net deferred tax liabilities of $8,422. The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates. We periodically consider whether or not we should record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Based on our assessment as of September 30, 2006, a valuation allowance is not required against our deferred tax assets.

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

We use an expected stock-price volatility assumption that is based on the historical volatility of the underlying stock which is obtained from public data sources. This approach is used as a predictor of future realized and implied volatilities and is directly related to stock option valuation. For stock option grants issued during the fiscal quarter ended September 30, 2006, we used a weighted-average expected stock-price volatility of 58.2% based upon the implied volatility at the time of issuance.

With regard to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises. For stock option grants issued during the fiscal quarter ended September 30, 2006, we used a weighted-average expected option life assumption of 5.5 years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not engage in significant activity with respect to market risk sensitive instruments. Accordingly, our risk with respect to market risk sensitive instruments is immaterial.

Item 4.	Controls and Procedures

Changes to Internal Control over Financial Reporting

As more fully described in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations we identified misstatements primarily relating to our rebates payable to clients, our claims payable to pharmacies and our accounting treatment for leases.

In order to strengthen our internal controls, the Company is implementing a certification process whereby our Legal Department and our Account Management Department, along with our Finance Department and Rebate and Formulary Group, will evaluate the terms and conditions for rebate payments to clients which will serve as the basis for payments to clients in the future. We’re currently in the process of improving our internals controls over the review and estimation process regarding the payment of rebates to our clients.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

The Company is also working on a procedure to track changes to contractual provisions relating to the calculation of rebates payable to clients.

Furthermore, the Company is implementing a procedure whereby a review will be performed on outstanding claims payable to pharmacies.

In addition, the Company is implementing a procedure whereby a review will be performed on all new leases to determine the proper accounting treatment in accordance with generally accepted accounting principles.

Other than as described above, there have been no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in this period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis and will implement further actions as necessary in its continuing efforts to strengthen the internal control process.

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of management, chiefly our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2006. As a result of the internal control deficiencies described above, our principal executive officer and our principal financial officer have concluded that as of September 30, 2006, these disclosure controls and procedures were not effective in alerting them to material information, on a timely basis, required to be included in our periodic Securities and Exchange Commission filings. Based on that evaluation, the Company has adopted the additional procedures described above.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

PART I I – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we become subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these claims and proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 includes a detailed discussion of certain risk factors in Part I, Item 1A. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected. In that event, the market price for our common stock could decline and you may lose your investment. In addition to those risk factors, we note the following additional risk factors:

If we fail to develop or maintain an effective system to monitor and settle our rebate and claims payable transactions, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

We currently do not have automated systems to monitor and settle our rebate and claims payable transactions. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls, including with respect to our rebate and claims payable transactions, that need improvement. We have begun our remediation efforts and we believe that our actions in this regard have strengthened our internal controls over financial reporting. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this Form 10-Q and “Controls and Procedures” in Part I, Item 4 in this Form 10-Q.

Although initiated, our plans to improve the effectiveness of our internal controls and processes are not yet complete. We anticipate that it will take some time to establish the disclosure controls and procedures desired by our management and our board of directors. While we expect to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take to complete remediation. Professional fees incurred in connection with reviewing our existing controls and procedures have been material. We may incur additional material costs in the future. We will continue to evaluate the effectiveness of the control environment and will continue to refine existing controls. We cannot assure you that the measures we have taken to date or any future measures will remediate deficiencies in our internal controls. Additional deficiencies in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

In addition, these deficiencies in internal controls that we identify in the future will need to be addressed as part of the evaluation of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and may impair our ability to comply with Section 404.

If we do not maintain compliance with Nasdaq listing requirements, our common stock could be delisted, which could have a material adverse effect on the trading price of our common stock and cause some investors to lose interest in our company.

As a result of our review of rebate and claims payable transactions and on other significant accounts of our consolidated financial statements, we needed additional time to complete our financial statements for the quarter ended September 30, 2006 and, accordingly, were delinquent in filing our Form 10-Q for the quarter ended September 30, 2006 with the SEC. Consequently, we received a letter from The Nasdaq Stock Market on November 14, 2006 advising us that we were not in compliance with applicable Nasdaq’s Marketplace Rules and our securities were subject to delisting from the Nasdaq Global Market. We appealed this determination and, as a result, we underwent a review and hearing process with Nasdaq to determine our listing status. The Nasdaq Panel has issued an order calling for the filing of the Form 10-Q by March 16, 2007. Nasdaq has not yet rendered its decision regarding our securities remaining listed on the Nasdaq Global Market. Therefore, if Nasdaq renders an unfavorable decision regarding the continued listing of our common stock on the Nasdaq Global Market, our common stock could be delisted. Also, if we do not maintain compliance with applicable Nasdaq listing requirements in the future, our common stock could also be delisted. Being delisted could affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all and could cause our investors, suppliers, customers and employees to lose confidence in us.

Changes in Industry Pricing Benchmarks Could Adversely Affect Our Financial Performance

Contracts in the prescription drug industry, including our contracts with our retail pharmacy networks and with our PBM and Specialty pharmacy clients, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price ("AWP"), average manufacturer price ("AMP") and wholesale acquisition cost ("WAC"). Most of our contracts utilize the AWP standard. Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry. Specifically, in the recently announced proposed settlement in the case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.), a civil class action case brought against First DataBank ("FDB"), one of several companies that report data on prescription drug prices, FDB has agreed to reduce the reported AWP of certain drugs by four percent. At this time, the proposed settlement has received neither preliminary nor final court approval. We cannot predict the outcome of this case, or, if the settlement is approved, the precise timing of any of the proposed AWP changes.

In the absence of any mitigating action on our part, the proposed reduction in FDB's AWP would have a material adverse effect on the margin we earn on home delivery transactions. It may also create disruption in our retail networks due to the adverse impact on AWP-based retail pharmacy pricing. However, most of our contracts with our clients and retail pharmacies contain terms that we believe will enable us to mitigate the adverse effect of this proposed reduction in FDB's reported AWP.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

Whatever the outcome of the FDB case, we believe that payors, pharmacy providers and PBMs will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and benefit management services in the future.

Due to these and other uncertainties, we can give no assurance that the short or long term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
3.1	Certificate of Incorporation of NMHC (2)

3.2	Certificate of Amendment to the Certificate of Incorporation of NMHC (5)

3.3	Amended and Restated Bylaws of NMHC (5)

3.4	Amended and Restated Audit Committee Charter (5)

3.5	Amendment No. 1 to Amended and Restated By-Laws of NMHC (11)

3.6	Nominating and Corporate Governance Committee Charter (6)

4.1	Form of Warrant Agreement, including form of Representatives’ Warrants (1)

4.2	Certificate of Designation, Preferences and Rights of Series A 7% Convertible Preferred Stock of NMHC (5)

10.1	Credit Agreement dated January 28, 2005 among NMHC, the Lenders party thereto and JPMorgan Chase, as Administrative Agent (7)

10.2	Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development Corporation and NMHCRx Mail Order, Inc. (3)

10.3	AmerisourceBergen Prime Vendor Agreement, dated May 1, 2006 between NMHCRx Mail Order, Inc. d/b/a NMHCmail and AmerisourceBergen Drug Corporation (3) *

10.4	Amendment to Lease Agreement, dated as of October 23, 2003, by and among BFS Realty, LLC and National Medical Health Card Systems, Inc. (4)

10.6	Form of Stock Option Agreement between NMHC and Non-Employee Directors (11)

10.7	Form of Stock Option Agreement between NMHC and Senior Executive Officers (11)

10.8	Form of Severance Agreement for Senior Executive Officers (11)

10.9	Form of Excise Tax Gross-Up (12)

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

14.	Amended and Restated Code of Ethics (8)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Denotes document filed as an Exhibit to NMHC’s Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.
(2)	Denotes document filed as an Exhibit to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.
(3)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K for the year ended June 30, 2006 and incorporated herein by reference.
(4)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K/A Amendment Number 2 for the year ended June 30, 2003 and incorporated herein by reference.
(5)	Denotes document filed as an Exhibit to NMHC’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(6)	Denotes document filed as an appendix to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on October 28, 2005 and incorporated herein by reference.
(7)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on February 3, 2005 and incorporated herein by reference.
(8)	Denotes document filed on October 28, 2004 as an exhibit to NMHC’s Definitive Proxy Statement on Schedule 14-A and incorporated herein by reference.
(9)	Denotes documents filed as an Exhibit to NMHC’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
(10)	Denotes documents filed as an Exhibit to NMHC’s Form 8-K filed on January 26, 2006 and incorporated herein by reference.
(11)	Denotes documents filed as an Exhibit to NMHC’s Form 10-Q filed for the quarter ended December 31, 2005 and incorporated herein by reference.
(12)	Denotes document filed as an Exhibit to NMHC’s Form 8-K filed for on September 22, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.

(Registrant)

Date: February 23, 2007	By:	/s/ James F. Smith
James F. Smith
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stuart Diamond
Stuart Diamond
Chief Financial Officer
(Principal Financial Officer)