Form 10-Q
period 2006-12-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2007-03-07
CIK 813562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2006

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: The registrant had 5,471,365 shares of common stock outstanding as of March 2, 2007.

Table of Contents

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)

	December 31, 2006	June 30, 2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$11,760	$8,410
Restricted cash	4,464	4,845
Accounts receivable, net of allowance for doubtful accounts of $2,279 and $2,261, respectively	86,225	82,365
Rebates receivable	47,048	48,911
Inventory	6,279	5,666
Deferred tax assets	1,894	2,278
Prepaid expenses and other current assets	5,595	2,623

Total current assets	163,265	155,098
Property and equipment, net	16,960	13,653
Intangible assets, net	2,863	3,013
Goodwill	99,414	99,319
Other non-current assets	1,189	1,070

Total Assets	$283,691	$272,153

Liabilities, Redeemable Preferred Equity and Common Stockholders’ Equity
Current Liabilities:
Claims payable to pharmacies	$83,440	$88,979
Rebates payable to clients	65,745	60,953
Trade and other payables and accrued expenses	11,137	12,248
Current portion of capital lease obligations	1,493	16
Income taxes payable and other current liabilities	5,173	—

Total current liabilities	166,988	162,196
Capital lease obligations, less current portion	1,807	—
Other non-current liabilities	909	829
Deferred tax liability	8,422	7,784

Total liabilities	178,126	170,809

Commitments and Contingencies
Redeemable Preferred Equity:
Series A redeemable convertible preferred stock $0.10 par value; 15,000,000 shares authorized, 6,956,522 issued and outstanding, aggregate liquidation preference of $82,365,220 and $96,000,004	76,577	76,338
Common Stockholders’ Equity:
Common Stock, $.001 par value, 35,000,000 shares authorized, 10,111,265 and 9,933,697 shares issued, 5,471,365 and 5,293,797 outstanding, respectively	10	10
Additional paid-in-capital	130,748	126,630
Accumulated deficit	(49,891)	(49,755)
Treasury stock at cost, 4,639,900 shares	(51,879)	(51,879)

Total common stockholders’ equity	28,988	25,006

Total Liabilities, Redeemable Preferred Equity and Common Stockholders’ Equity	$283,691	$272,153

The accompanying condensed notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share data)

(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Revenue (excludes participant co-payments retained by the pharmacies of $70,656, $83,046, $145,290 and $160,499, respectively)	$199,304	$219,909	$388,017	$434,601
Cost of claims (excludes co-payments retained by the pharmacies of $70,656, $83,046, $145,290 and $160,499, respectively)	176,607	196,232	343,118	387,362

Gross profit	22,697	23,677	44,899	47,239
Selling, general and administrative expenses	20,208	18,950	40,044	37,588

Operating income	2,489	4,727	4,855	9,651

Other income (expense):
Interest expense	(101)	(78)	(250)	(182)
Interest income	380	446	811	620
Other income (expense), net	8	(52)	21	(40)

	287	316	582	398
Income before provision for income taxes	2,776	5,043	5,437	10,049
Provision for income taxes	1,262	2,145	2,511	4,284

Net income	$1,514	$2,898	$2,926	$5,765

Redeemable convertible preferred stock cash dividends	1,411	1,411	2,823	2,823
Accretion of transaction expenses	119	119	239	239

Net income (loss) available to common stockholders	$(16)	$1,368	$(136)	$2,703

Earnings (loss) per common share:
Basic	$(0.00)	$0.27	$(0.03)	$0.55

Diluted *	$(0.00)	$0.24	$(0.03)	$0.48

Weighted average number of common shares outstanding:
Basic	5,469	5,025	5,430	4,943

Diluted *	5,469	12,146	5,430	12,133

*	For the three and six months ended December 31, 2005, the number of weighted average diluted shares was calculated using the “as if converted” method for the redeemable convertible preferred stock. For the three and six months ended December 31, 2006, the redeemable convertible preferred stock and the outstanding options to purchase shares of common stock were anti-dilutive and the “as if converted” method was not used to calculate the number of weighted average diluted shares.

The accompanying condensed notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock Shares Amount		Total
Balances at June 30, 2006	9,934	$10	$126,630	$(49,755)	4,640	$(51,879)	$25,006

Accretion of transaction expenses related to preferred stock offering	—	—	—	(239)	—	—	(239)
Exercise of stock options	178	—	1,852	—	—	—	1,852
Accrual of redeemable convertible preferred stock cash dividends	—	—	—	(2,823)	—	—	(2,823)
Stock option income tax benefit	—	—	198	—	—	—	198
Stock-based compensation	—	—	2,068	—	—	—	2,068
Net income	—	—	—	2,926	—	—	2,926

Balances at December 31, 2006	10,112	$10	$130,748	$(49,891)	4,640	$(51,879)	$28,988

The accompanying condensed notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended
	December 31, 2006	December 31, 2005
Cash flows from operating activities:
Net income	$2,926	$5,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,578	3,592
Employee stock option compensation expense	2,068	1,264
Amortization of deferred gain	(21)	(12)
Amortization of deferred financing costs	56	56
Loss on disposal of capital assets	—	64
Provision for doubtful accounts	911	552
Deferred income taxes	1,022	491
Excess tax benefit from exercise of options	—	(1,021)
Changes in assets and liabilities:
Restricted cash	381	139
Accounts receivable	(4,771)	(8,768)
Rebates receivable	1,863	(18,156)
Inventory	(613)	(2,401)
Due from affiliates	—	31
Prepaid expenses and other current assets	(2,972)	2,005
Other non-current assets	(175)	(2)
Claims payable to pharmacies	(5,539)	5,947
Rebates payable to clients	4,792	19,949
Trade and other payables and accrued expenses	(1,971)	(6,740)
Income taxes payable and other current liabilities	5,371	2,594
Other non-current liabilities	101	11

Net cash provided by operating activities	8,007	5,360

Cash flows from investing activities:
Capital expenditures	(2,439)	(3,680)
Acquisition of PPP, net of cash acquired	(901)	(425)
Acquisition of Inteq, net of cash acquired	—	116
Acquisition of MPP	(100)	—
Proceeds from sale of capital assets	5	100

Net cash used in investing activities	(3,435)	(3,889)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,852	2,344
Proceeds from revolving credit facility	26,850	65,575
Repayment of revolving credit facility	(26,850)	(65,575)
Payment of redeemable convertible preferred stock cash dividends	(1,412)	(2,823)
Excess tax benefit from exercise of options	—	1,021
Repayments of debt and capital lease obligations	(1,662)	(14)

Net cash (used in) provided by financing activities	(1,222)	528

Net increase in cash and cash equivalents	3,350	1,999
Cash and cash equivalents at beginning of period	8,410	7,272

Cash and cash equivalents at end of period	$11,760	$9,271

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

2. RECENTLY ISSUED ACCOUNTING STANDARD

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”) to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 will become effective for the Company in its fiscal year ending June 30, 2007. The Company adopted the provisions of SAB No. 108 during the quarter ended September 30, 2006.

3. MEDICARE PRESCRIPTION DRUG PLAN SPONSOR

In July 2006, NMHC Group Solutions Insurance, Inc. (“NMHC Group Solutions”), a Delaware corporation and subsidiary of the Company, received approval from the Centers for Medicare and Medicaid Services (“CMS”) to operate as a Medicare Prescription Drug Plan (“PDP”) sponsor commencing January 1, 2007. On October 13, 2006, NMHC Group Solutions entered into a formal agreement with CMS to operate as a national PDP sponsor. As an approved PDP sponsor, NMHC Group Solutions is able to operate as a risk-bearing entity for the individual enrollees and to employer groups. Currently, NMHC Group Solutions has entered into one risk-bearing contract with an unrelated third party. However, NMHC Group Solutions has not provided any services to this unrelated third party under this risk-bearing contract. In addition, NMHC Group Solutions is acting as a risk-bearing entity for individual enrollees in its PDP. Prior to becoming a licensed risk-bearing entity in any state, NMHC Group Solutions was required to maintain approximately $6,300 in a cash account in connection with CMS liquidity and minimum net worth requirements. Since obtaining licensure in

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

Delaware on August 9, 2006, NMHC Group Solutions has maintained such cash account in order to fulfill statutory capital and surplus requirements in various states. Currently, NMHC Group Solutions has obtained licensure in six additional states to operate as a risk-bearing entity. As of December 31, 2006, NMHC Group Solutions had $100 in escrow for the protection of Delaware policyholders and an additional $600 in a Delaware account set aside to fulfill other state deposit requirements. CMS also requires that NMHC Group Solutions maintain $100 in a restricted escrow account for the benefit of policyholders to comply with insolvency requirements.

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

After March 19, 2008, if the Company’s common stock is trading at or above a stated level, and subject to the satisfaction of other conditions, the Company may, at its option, redeem shares of the series A preferred stock at a price equal to its reported value on the Company’s consolidated balance sheet plus all unpaid dividends, whether or not declared. After March 19, 2011, the Company may, at its option, redeem shares of series A preferred stock at a price equal to $11.50 per share plus all unpaid dividends, whether or not declared. After March 19, 2014, each holder of shares of series A preferred stock may require the Company to redeem all or a part of that holder’s shares of series A preferred stock at price equal to $11.50 per share plus all unpaid dividends, whether or not declared.

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

Pharmaceutical Care Network On March 7, 2005, the Company acquired all of the outstanding stock of Pharmaceutical Care Network (“PCN”), a California corporation, from the California Pharmacists Association (“CPhA”). PCN provides customary PBM services to corporations, HMO’s, insurance companies, third-party administrators and union trusts. The aggregate purchase price of PCN was $13,000. In addition, the Company has agreed to pay earnouts to CPhA, as additional purchase price, up to $30,000 over a three-year period if certain financial and performance targets are achieved. As of December 31, 2006, the financial and performance targets have not been achieved. The funds for the payment of the purchase price in connection with the PCN acquisition were obtained out of the Company’s working capital and JPMorgan credit facility. See Note 7, “Line of Credit” for more information. The PCN operations complement the Company’s business while strengthening the Company’s presence in the California marketplace as well as in the managed Medicaid market.

In addition to the $13,000 purchase price for the acquisition of PCN, there were $561 of acquisition related expenses incurred by the Company. Of the $13,000, $10,500 was paid to CPhA and certain of PCN’s current and former employees who participated in its Long Term Incentive Plan, and $2,500 was deposited into escrow to secure CPhA’s obligations under the purchase agreement. Currently, $401 remains in escrow to secure CPhA’s obligations under the purchase agreement and will be released in accordance with the terms of the purchase agreement. At the time of the acquisition, PCN had approximately $30,942 of assets which included $16,711 of cash, $2,734 of restricted cash, $3,204 of accounts receivable, $6,090 of rebates receivable, $1,139 of other assets and $1,064 of property and equipment. They also had approximately $27,040 of liabilities which included $26,848 of claims and accounts payable, $97 of other current liabilities and $95 of other long-term liabilities. As a result of the PCN acquisition, $2,842 of severance and exit costs were accrued with $1,213 recorded as a deferred tax asset and $1,629 recorded as additional goodwill. Of this amount, $1,349 was paid as of December 31, 2006 and $332 was offset against goodwill as various employees did not satisfy conditions to receive their originally designated severance package. The acquisition was accounted for under the purchase method of accounting and the results of PCN’s operations were included in the consolidated financial statements commencing as of the closing date of the PCN acquisition. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $12,053, which consists of the following

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

components: “know how” and computer software valued at $870, which are being amortized over ten (10) years, customer relationships valued at $380, which are being amortized over ten (10) years, and goodwill of $10,803. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the goodwill is not being amortized.

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

The purchase price for the stock of PPP was $3,150. In addition, there was $77 of acquisition related expenses incurred by the Company. At the time of the acquisition, PPP had approximately $1,664 of assets which included $177 of cash, $889 of accounts receivable, $539 of inventory and $59 of property and equipment. PPP also had approximately $1,423 of liabilities which included $609 of bank debt, which was paid off at closing, and $814 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of PPP’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $2,986, which consists of the following components: (i) customer relationships valued at $295, which are being amortized over seven (7) years; (ii) employment and non-compete agreements valued at $100 each, which are being amortized over four (4) years; (iii) the Portland Professional Pharmacy trade name valued at $100 which is being amortized over four (4) years; and (iv) goodwill of $2,391. From the date of acquisition through December 31, 2006, goodwill has increased by $2,497, which represents the cumulative amount of earnouts earned by PPP. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill is not being amortized. For tax purposes the Company has made an election which will allow it to amortize the goodwill and other intangibles over fifteen years.

6. GOODWILL AND INTANGIBLE ASSETS

The following is a summary of the Company’s goodwill and other intangible assets:

	PBM(1)	Specialty(2)	Total
Goodwill:
Balance as of June 30, 2006	$94,526	$4,793	$99,319
Specialty additional consideration earned	—	95	95

Balance as of December 31, 2006	$94,526	$4,888	$99,414

	December 31, 2006			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets:
PBM (1)	$7,034	$4,366	$2,668	$6,679	$3,919	$2,760
Specialty (2)	595	400	195	595	342	253

Total	$7,629	$4,766	$2,863	$7,274	$4,261	$3,013

(1)	Primarily comprised of the excess acquisition costs over the fair value of the net tangible and identifiable assets acquired by the Company, which has been allocated to goodwill and intangible assets. The goodwill also includes any earnouts earned in conjunction with the acquisitions. The intangible assets consist primarily of customer relationships. See Note 5, “Business Acquisitions” for more information.
(2)

Represents the Specialty Pharmacy segment primarily reflecting the excess of the Ascend purchase price over the net tangible and identifiable assets acquired, which has been allocated to goodwill and intangible assets. The goodwill also includes any earnouts earned in conjunction with the acquisition. The change in goodwill from June 30, 2006 to December 31, 2006 is the result of final adjustments to earnouts in connection with the Ascend acquisition. The intangible assets consist primarily of customer relationships and employment agreements. See Note 5, “Business Acquisitions” for more information.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

As of December 31, 2006, approximately $82,021 of the Company’s goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

7. LINE OF CREDIT

On January 28, 2005, the Company and certain of its subsidiaries entered into a five-year $65,000 line of credit with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. (“JPMorgan”). Subject to certain conditions including the consent of the existing lenders, the line of credit (the “JPMorgan credit facility”) may be increased by an aggregate of $35,000.

Depending on the timing and dollar amount of each loan request, the Company will either borrow at a spread above LIBOR, the overnight Federal Funds rate or JPMorgan’s prime rate. The initial spread was 1.75% for LIBOR and Federal Funds loans and 0.75% for prime rate loans. As of December 31, 2006, the spread is 1.50% for LIBOR and Federal Funds loans and 0.50% for prime rate loans.

The JPMorgan credit facility is secured by the Company’s consolidated assets. The JPMorgan credit facility requires the Company to be in compliance with financial and other covenants. The three defined financial covenants include: consolidated net worth; consolidated fixed charge ratio; and consolidated debt to EBITDA ratio. As of December 31, 2006, the Company was in compliance with the aforementioned financial covenants as set forth in the credit agreement in connection with the credit facility. However, subsequent to December 31, 2006, the Company notified JPMorgan that it did not timely file the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2006 (“Second Quarter 10-Q”), and requested temporary waivers of the relevant provisions of the credit agreement arising from the failure to timely file the Second Quarter 10-Q. On February 16, 2007, the Company received a waiver to its credit agreement with JPMorgan, to temporarily waive certain relevant provisions of the credit agreement arising from the failure to timely file its Second Quarter 10-Q. As a result of the waiver, the Company is entitled to borrow up to $20,000 pursuant to the credit agreement until March 31, 2007. If the Company provides a certificate of a financial officer and other items to the lenders on or before March 31, 2007, the Company will regain complete access to borrow up to $65,000 pursuant to its credit agreement, subject to standard conditions and requirements.

As of December 31, 2006, the Company had no outstanding borrowings under its line of credit.

The Company has a $250 irrevocable letter of credit which the Company has granted in favor of one of its clients to secure any indemnity obligations that may arise during the term of the client agreement. The irrevocable letter of credit is cancellable upon the termination of the client agreement. As of December 31, 2006, no amounts were drawn down under this letter of credit.

8. SEGMENT REPORTING

As of December 31, 2006, the Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment includes the sale of traditional prescription drugs to the Company’s clients and their participants, either through the Company’s nationwide network of pharmacies or the Company’s mail service pharmacy. The Specialty Pharmacy segment primarily includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases.

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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

The following tables present selected financial information about the Company’s reportable segments.

For the six months ended December 31, 2006	PBM	Specialty Pharmacy	Intersegment Elimination	Corporate	Total
Revenue	$377,142	$24,023	$(13,148)	$—	$388,017
Cost of claims	333,615	20,957	(11,454)		343,118

Gross profit	43,527	3,066	(1,694)		44,899
Selling, general and administrative expenses	—	—	—	40,044	40,044
Interest and other income	—	—	—	832	832
Interest expense	—	—	—	(250)	(250)

Income before provision for income taxes	—	—	—	—	5,437
Provision for income taxes	—	—	—	—	2,511

Net income	—	—	—	—	$2,926

Total identifiable assets	$273,175	$64,805	$(54,289)	—	$283,691

For the six months ended December 31, 2005	PBM	Specialty Pharmacy	Intersegment Elimination	Corporate	Total
Revenue	$424,064	$20,279	$(9,742)	$—	$434,601
Cost of claims	378,276	17,562	(8,476)	—	387,362

Gross profit	45,788	2,717	(1,266)	—	47,239
Selling, general and administrative expenses	—	—	—	37,588	37,588
Interest and other income	—	—	—	580	580
Interest expense	—	—	—	(182)	(182)

Income before provision for income taxes	—	—	—	—	10,049
Provision for income taxes	—	—	—	—	4,284

Net income	—	—	—	—	$5,765

Total identifiable assets	$301,486	$22,723	$(12,818)		$311,391

For the three months ended December 31, 2006	PBM	Specialty Pharmacy	Intersegment Elimination	Corporate	Total
Revenue	$192,919	$13,860	$(7,475)	$—	$199,304
Cost of claims	171,026	12,073	(6,492)	—	176,607

Gross profit	21,893	1,787	(983)	—	22,697
Selling, general and administrative expenses	—	—	—	20,208	20,208
Interest and other income	—	—	—	388	388
Interest expense	—	—	—	(101)	(101)

Income before provision for income taxes	—	—	—	—	2,776
Provision for income taxes	—	—	—	—	1,262

Net income	—	—	—	—	$1,514

Total identifiable assets	$273,175	$64,805	$(54,289)	—	$283,691

For the three months ended December 31, 2005	PBM	Specialty Pharmacy	Intersegment Elimination	Corporate	Total
Revenue	$213,721	$11,733	$(5,545)	$—	$219,909
Cost of claims	190,877	10,236	(4,881)	—	196,232

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

Gross profit	22,844	1,497	(664)	—	23,677
Selling, general and administrative expenses	—	—	—	18,950	18,950
Interest and other income	—	—	—	394	394
Interest expense	—	—	—	(78)	(78)

Income before provision for income taxes	—	—	—	—	5,043
Provision for income taxes	—	—	—	—	2,145

Net income	—	—	—	—	$2,898

Total identifiable assets	$301,486	$22,723	$(12,818)		$311,391

9. EARNINGS PER SHARE

The following are reconciliations of the number of weighted average shares used in the basic and diluted earnings per share (“EPS”) calculation (in thousands):

	Quarters Ended December 31,
	2006	2005
Basic	5,469	5,025
Effect of assumed exercise of employee stock options	—	164
Series A preferred stock “as if converted”	—	6,957

Diluted	5,469	12,146

	Six Months Ended December 31,
	2006	2005
Basic	5,430	4,943
Effect of assumed exercise of employee stock options	—	233
Series A preferred stock “as if converted”	—	6,957

Diluted	5,430	12,133

The Company reports EPS in accordance with SFAS No. 128, “Earnings per Share”. Basic EPS are computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted EPS are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. For the three and six months ended December 31, 2005, the dilutive effect of outstanding options, and their equivalents, is reflected in diluted EPS by application of the treasury stock method. United States generally accepted accounting principles require all anti-dilutive securities, including convertible preferred stock, to be excluded from the diluted earnings per share calculation. For the three and six months ended December 31, 2006, all of the Company’s redeemable convertible preferred stock issued to New Mountain Partners, L.P. and the outstanding options to purchase shares of common stock were excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. If the Company were to include the assumed conversion of redeemable convertible preferred stock and the outstanding options to purchase shares of common stock during the three and six months ended December 31, 2006, the Company would

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

have added 6,956,522 equivalent shares of redeemable convertible preferred stock to the basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.

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

All restricted stock awards issued under the Stock Grant Plan are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. Share-based compensation expense related to restricted stock awards outstanding during the three and six months ended December 31, 2006 approximated $67 and $105, respectively. As of December 31, 2006, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was approximately $950, and the related weighted-average period over which it is expected to be recognized is approximately 40 months.

Nonvested restricted stock award activity for the six months ended December 31, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock awards outstanding at June 30, 2006	20,400	$26.99
Restricted stock awards granted – unvested	42,580	15.18
Restricted stock awards – vested	—	—
Restricted stock awards forfeited – unvested	(3,000)	24.61

Nonvested restricted stock awards outstanding at December 31, 2006	59,980	$22.80

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

The maximum number of shares of common stock issuable over the term of the Plan is limited to 4,850,000 shares plus an indeterminable number of shares of common stock issuable upon the exercise of “reload options.” There are no options outstanding that contain the “reload” provision. The Plan permits the granting of stock options, stock grants, stock units and stock appreciation rights to employees (including employee directors and officers) and consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Options granted under the Plan have an exercise price of at least 100% of the fair market value of the underlying stock, or 110% in the case of an individual who owns more than 10% of the combined voting power of all classes of stock of the Company on the grant date. Options granted under the Plan generally vest over a three or four-year period. As of December 31, 2006, there are 791,900 options issuable under the Plan. Options granted during the six months ended December 31, 2006 are exercisable at prices ranging from $13.04 to $15.55 and terminate seven years from the grant date. The total pretax intrinsic value of options exercised during the six months ended December 31, 2006 was $250.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

Summarized information related to stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding options at June 30, 2006	1,510,556	$22.60
Cancelled/Forfeited	(81,643)	23.70
Granted	265,540	14.26
Exercised	(177,568)	10.43

Outstanding options at December 31, 2006	1,516,885	$22.50

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2006:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per share	Aggregate Intrinsic Value
$ 7.19 to $10.78	89,171	0.88	$8.26	$319
$10.79 to $16.17	359,368	6.64	13.89	9
$16.18 to $24.26	266,853	7.08	21.95	—
$24.27 to $36.40	801,361	7.46	28.13	—
$36.41 to $36.66	132	2.39	36.66	—

	1,516,885	6.81	$22.50	$328

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per share	Aggregate Intrinsic Value
$ 7.19 to $10.78	89,171	0.88	$8.26	$319
$10.79 to $16.17	77,528	1.72	12.92	9
$16.18 to $24.26	55,250	6.79	21.37	—
$24.27 to $36.40	226,378	5.58	28.98	—
$36.41 to $36.66	88	2.39	36.66	—

	448,415	4.13	$21.15	$328

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $11.84 as of December 31, 2006, which would have been received by the option holders had those option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was 114,527.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

Nonvested stock option activity for the six months ended December 31, 2006 is as follows:

	Shares	Weighted average Exercise price
Nonvested options outstanding at June 30, 2006	1,036,724	$25.36
Options granted – unvested	262,540	14.26
Options vested	(171,208)	22.59
Options forfeited – unvested	(59,586)	24.95

Nonvested options outstanding at December 31, 2006	1,068,470	$23.07

As of December 31, 2006, total compensation cost related to nonvested stock options not yet recognized was $9,843 which is expected to be recognized over the next 36 months on a weighted-average basis.

The Company’s employee stock options have various restrictions including vesting provisions and are often exercised prior to their contractual maturity. Lattice-binomial models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model. The use of a lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, expected life of the options, post-vesting terminations and a sub-optimal exercise factor. The Company did not grant any options during the three months ended December 31, 2006. The weighted-average grant date fair value of employee stock options granted during the six months ended December 31, 2006 was $8.07 using the lattice-binomial model with the following weighted-average assumptions:

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

Stock-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended December 31, 2006 and 2005 was $1,045 and $2,068 and $596 and $1,264, respectively, which consisted of stock-based compensation expense related to employee stock options and restricted stock awards.

11. RELATED PARTY TRANSACTIONS

The Company received certain services from a former Chairman of the Board, James Bigl, as per a consulting agreement signed at the end of his employment with the Company. Mr. Bigl resigned as Chairman of the Board on March 13, 2006 but the consulting agreement continued until August 31, 2006. During the three months ended December 31, 2006 and 2005, $0 and $33 was paid under this agreement, respectively. During the six months ended December 31, 2006 and 2005, $64 was paid under this agreement, respectively. During the six months ended December 31, 2006, the Company also paid approximately $5 of legal fees on behalf of James Bigl.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

In addition, the Company rents two houses from Living In Style, LLC, an entity partially owned by an executive officer of the Company and a former Chairman of the Board, which is used for out-of-town employees. The leases are dated May 1, 2002 and expire April 30, 2007. During the three months ended December 31, 2006 and 2005, the Company paid an aggregate of $38 and $36 in rent for these two facilities, respectively. During the six months ended December 31, 2006 and 2005, the Company paid an aggregate of $77 and $72 in rent for these two facilities, respectively.

12. SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2006 and 2005, the Company paid $148 and $237 in interest, and $367 and $47 in income taxes, respectively. During the six months ended December 31, 2006, the Company financed $34 of capital expenditures and $255 for the acquisition of MPP through its trade payables. In addition, as of December 31, 2006, the Company financed $4,946 of capital expenditures through capital lease obligations. On January 2, 2007, the Company paid $1,411 of dividends on the series A preferred stock for the quarter ended December 31, 2006.

13. MAJOR CLIENTS AND PHARMACIES

For the three months ended December 31, 2006 and 2005, approximately 26% and 24%, respectively, of the Company’s revenue was from Mohawk Valley Physicians’ Health Plan, Inc. (“MVP”), a client administering multiple plans, which is reported within the PBM segment. For the six months ended December 31, 2006 and 2005, approximately 26% and 25%, respectively, of the Company’s revenue was from MVP. Amounts due from MVP approximated $8,964 as of December 31, 2006.

On May 4, 2006, MVP notified the Company that they will not be renewing their contract with NMHC which expired on December 31, 2006.

For the three and six months ended December 31, 2006, approximately 11 and 12%, respectively, of the Company’s revenue was from another client, which is reported within the PBM segment. For the three months ended December 31, 2005, approximately 10% of the Company’s revenue was from another client, which is reported within the PBM segment. For the six months ended December 31, 2005, no other client accounted for more than 10% of the Company’s revenue.

For the three months ended December 31, 2006, approximately 12% of the cost of claims was from one pharmacy chain. For the three months ended December 31, 2005 and the six months ended December 31, 2006 and 2005, no pharmacy chain accounted for more than 10% of the total cost of claims. Amounts payable to this pharmacy chain approximated $8,512 as of December 31, 2006.

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

OPERATING INCOME

Three Months Ended December 31,

	2006	Increase/ (Decrease)	2005
Revenue	$199,304	(9.4%)	$219,909
Cost of claims	176,607	(10.0%)	196,232

Gross profit	22,697	(4.1%)	23,677
Selling, general and administrative expenses	20,208	6.6%	18,950

Operating income	$2,489	(47.3%)	$4,727

OPERATING INCOME

Six Months Ended December 31,

	2006	Increase/ (Decrease)	2005
Revenue	$388,017	(10.7%)	$434,601
Cost of claims	343,118	(11.4%)	387,362

Gross profit	44,899	(5.0%)	47,239
Selling, general and administrative expenses	40,044	6.5%	37,588

Operating income	$4,855	(49.7%)	$9,651

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

Results of Operations

Three Months ended December 31, 2006 Compared to Three Months ended December 31, 2005

Revenue decreased $20,605, or 9.4%, from $219,909 for the three months ended December 31, 2005 to $199,304 for the three months ended December 31, 2006. The decrease in revenue is primarily the result of a decrease in covered lives during the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.

Cost of claims decreased $19,625, or 10.0%, from $196,232 for the three months ended December 31, 2005 to $176,607 for the three months ended December 31, 2006. This decrease is primarily the result of a decrease in covered lives during the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. As a percentage of revenue, cost of claims decreased from 89.2% to 88.6% for the three months ended December 31, 2005 and December 31, 2006, respectively.

Gross profit decreased $980, or 4.1%, from $23,677 for the three months ended December 31, 2005 to $22,697 for the three months ended December 31, 2006. This decrease is primarily the result of a $1,270 reduction from our PBM segment primarily related to a reduction in rebate revenue due to the current trends in negotiations with our clients offset by improved changes in our client mix. This decrease was partially offset by a $290 increase in gross profit from our Specialty segment. Gross profit, as a percentage of revenue, increased from 10.8% to 11.4% for the three months ended December 31, 2005 and December 31, 2006, respectively.

Selling, general and administrative expenses increased $1,258, or 6.6%, from $18,950 for the three months ended December 31, 2005 to $20,208 for the three months ended December 31, 2006. This increase is primarily the result of i) $858 net increase in compensation and related items and ii) $773 increase in professional fees and insurance. These increases were offset by $373 of net reductions in other selling, general and administrative expenses.

Selling, general and administrative expenses as a percent of revenue increased from 8.6% for the three months ended December 31, 2005 to 10.1% for the three months ended December 31, 2006.

Other income, net decreased $29, or 9.2%, from $316 for the three months ended December 31, 2005 to $287 for the three months ended December 31, 2006.

Income before the provision for income taxes decreased $2,267, or 45.0%, from $5,043 for the three months ended December 31, 2005 to $2,776 for the three months ended December 31, 2006. The decrease primarily relates to i) $980 decrease in our gross profit, ii) $1,258 increase in our selling, general and administrative expenses, and iii) $29 decrease in other income as noted above.

Our effective tax rate was 45.5% for the three months ended December 31, 2006 as compared to 42.5% for the three months ended December 31, 2005. The increase in the effective tax rate for the three months ended December 31, 2006 primarily resulted from lower pre-tax income combined with the effects of expensing employee stock options in accordance with SFAS No. 123(R).

Net income decreased $1,384, or 47.8%, from $2,898 for the three months ended December 31, 2005 to $1,514 for the three months ended December 31, 2006. The decrease is primarily the result of i) $534 decrease, net of tax, in gross profit, ii) $686 increase, net of tax, in selling, general and administrative expenses, iii) $16 decrease, net of tax, in other income and iii) increase in our effective tax rate from 42.5% for the three months ended December 31, 2005 to 45.5% for the three months ended December 31, 2006.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

In addition, there were two charges against net income available to common stockholders related to the New Mountain Transaction (see “Liquidity and Capital Resources”). The first of these charges relates to series A preferred stock cash dividends, which amounted to $1,411 for both three months ended December 31, 2006 and 2005. The series A preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80,000), which decreases to 3.5% after the fifth anniversary of issuance, March 19, 2009. The dividend of $1,411 represents the amount accrued and paid for the three months ended December 31, 2005. The dividend of $1,411 represents the amount accrued for the three months ended December 31, 2006. However, this dividend was not paid until January 2, 2007. The second charge is for the accretion of transaction expenses which was $119 for both three months ended December 31, 2006 and 2005.

After deducting these two charges from net income, there remained net income (loss) available to common stockholders of $(16) for the three months ended December 31, 2006 as compared to $1,368 for the three months ended December 31, 2005.

Six Months ended December 31, 2006 Compared to Six Months ended December 31, 2005

Revenue decreased $46,584, or 10.7%, from $434,601 for the six months ended December 31, 2005 to $388,017 for the six months ended December 31, 2006. The decrease in revenue is primarily the result of a decrease in covered lives during the six months ended December 31, 2006 as compared to the six months ended December 31, 2005.

Cost of claims decreased $44,244, or 11.4%, from $387,362 for the six months ended December 31, 2005 to $343,118 for the six months ended December 31, 2006. This decrease is primarily the result of decrease in covered lives during the six months ended December 31, 2006 as compared to the six months ended December 31, 2005. As a percentage of revenue, cost of claims decreased from 89.1% to 88.4% for the six months ended December 31, 2005 and December 31, 2006, respectively.

Gross profit decreased $2,340, or 5.0%, from $47,239 for the six months ended December 31, 2005 to $44,899 for the six months ended December 31, 2006. This decrease is primarily the result of i) $2,839 reduction in rebate revenue from our PBM segment (exclusive of the $1,017 Rebate Error as defined and discussed in our Quarterly Report on Form 10-Q for the period ended September 30, 2006 (“First Quarter 10-Q”)) due to the current trends in negotiations with our clients offset by improved changes in our client mix and ii) $356 increase in credit memos issued to various customers. In total, these two items represent a $3,195 decrease in our gross profit. These decreases were partially offset by i) $506 net increase which consists of $1,523 relating to the Claims Payable Error as defined and discussed in the First Quarter 10-Q offset by $1,017 relating to the Rebate Error as noted above, and ii) $349 increase in gross profit from our Specialty segment. Primarily due to the improved changes in our client mix, gross profit, as a percentage of revenue, increased from 10.9% to 11.6% for the six months ended December 31, 2005 and December 31, 2006, respectively.

Selling, general and administrative expenses increased $2,456, or 6.5%, from $37,588 for the six months ended December 31, 2005 to $40,044 for the six months ended December 31, 2006. This increase is primarily the result of i) $831 increase related to the Claims Payable Error as defined and discussed in the First Quarter 10-Q, ii) $1,296 net increase in compensation and related items and iii) $1,490 increase in professional fees and insurance. These increases were offset by $584 related to the Lease Error as defined and discussed in the First Quarter 10-Q and $577 of net reductions in other selling, general and administrative expenses.

Selling, general and administrative expenses as a percent of revenue increased from 8.6% for the six months ended December 31, 2005 to 10.3% for the six months ended December 31, 2006.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

Other income, net increased $184, or 46.2%, from $398 for the six months ended December 31, 2005 to $582 for the six months ended December 31, 2006. The increase primary relates to a $191 increase in interest income earned from higher interest rates and on higher cash balances for the six months ended December 31, 2006.

Income before the provision for income taxes decreased $4,612, or 45.9%, from $10,049 for the six months ended December 31, 2005 to $5,437 for the six months ended December 31, 2006. The decrease primarily relates to the $2,340 decrease in our gross profit as well as the $2,456 increase in our selling, general and administrative expenses, offset by the $184 net increase in other income as noted above.

Our effective tax rate was 46.2% for the six months ended December 31, 2006 as compared to 42.6% for the six months ended December 31, 2005. The increase in the effective tax rate for the six months ended December 31, 2006 primarily resulted from lower pre-tax income combined with the effects of expensing employee stock options in accordance with SFAS No. 123(R).

Net income decreased $2,839, or 49.2%, from $5,765 for the six months ended December 31, 2005 to $2,926 for the six months ended December 31, 2006. The decrease is primarily the result of i) $1,259 decrease, net of tax, in gross profit, ii) $1,321 increase, net of tax, in selling, general and administrative expenses and iii) increase in our effective tax rate from 42.6% for the six months ended December 31, 2005 to 46.2% for the six months ended December 31, 2006. The decreases were offset by the $99 increase, net of tax, in other income.

In addition, there were two charges against net income available to common stockholders related to the New Mountain Transaction (see “Liquidity and Capital Resources”). The first of these charges relates to series A preferred stock cash dividends, which amounted to $2,823 for both six months ended December 31, 2006 and 2005. The series A preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80,000), which decreases to 3.5% after the fifth anniversary of issuance, March 19, 2009. The dividends of $2,823 represents the amount accrued and paid for the six months ended December 31, 2005. The dividends of $2,823 represents the amount accrued for the six months ended December 31, 2006. However, $1,411 of this dividend was not paid until January 2, 2007. The second charge is for the accretion of transaction expenses which was $239 for both six months ended December 31, 2006 and 2005.

After deducting these two charges from net income, there remained net income (loss) available to common stockholders of $(136) for the six months ended December 31, 2006 as compared to $2,703 for the six months ended December 31, 2005.

Liquidity and Capital Resources

Our primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades, funding of accounts receivable and inventory in our mail service facility and specialty pharmacy. Also, we require cash to execute our strategy of pursuing acquisitions of specialty pharmacy businesses and PBM businesses meeting specific criteria. We have acquired seven companies since July 2000 utilizing primarily cash. This has had the effect of increasing our working capital deficits until sufficient profitability is earned to offset these deficits. As of December 31, 2006, we had a working capital deficit of $3,723 as compared to a working capital deficit of $7,098 as of June 30, 2006.

As a result of our normal payment cycle, cash disbursement accounts carrying negative book balances of $10,582 and $11,015 (representing outstanding checks not yet presented for payment) have been reclassified to claims payable to pharmacies and trade and other payables and accrued expenses as of December 31, 2006 and June 30, 2006, respectively. This reclassification restores balances to cash and current liabilities for

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

liabilities to our vendors, clients and participants which have not cleared. No overdraft or unsecured short-term loan exists in relation to these negative balances.

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

Net cash provided by operating activities was $8,007 for the six months ended December 31, 2006 as compared to $5,360 for the six months December 31, 2005. This increase of $2,647 is primarily the result of a $20,019 decrease in rebates receivable from manufacturers, a $3,997 decrease in accounts receivable and a $4,769 increase in trade and other payables and accrued expenses. These decreases were partially offset by a $11,486 decrease in claims payable to pharmacies and a $15,157 decrease in rebates payable to clients. This increase was further caused by $505 of net increases in other operating activities.

Historically, the timing of our collections of accounts receivable and payments of accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan clients on the one hand, and our pharmacy network on the other hand. These terms generally lead to our payments to participating pharmacies being slower than our corresponding collections from plan clients. We believe that this situation is not unusual in the pharmacy benefit management industry and expect to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future and, if they were to change materially, we could require additional working capital financing. We have put in place a $65,000 revolving credit facility for acquisitions and working capital financing. However, if such terms of trade were to change materially, and/or if we were unable to obtain additional working capital financing, there could be a material adverse effect on our business, financial condition, or results of operations. Subsequent to December 31, 2006, we notified JPMorgan that we did not timely file our Quarterly Report on Form 10-Q for the period ended December 31, 2006 (“Second Quarter 10-Q”), and requested temporary waivers of the relevant provisions of our credit agreement arising from the failure to timely file the Second Quarter 10-Q. On February 16, 2007, we received a waiver to our credit agreement with JPMorgan, to temporarily waive certain relevant provisions of the credit agreement arising from the failure to timely file the First Quarter 10-Q and the Second Quarter 10-Q. As a result, we are entitled to borrow up to $20,000 pursuant to the credit agreement until March 31, 2007. If we provide a certificate of a financial officer and other items to the lenders on or before March 31, 2007, we will regain complete access to borrow up to $65,000 pursuant to our credit agreement, subject to standard conditions and requirements.

Net cash used in investing activities was $3,435 for the six months December 31, 2006 as compared to $3,889 for the six months December 31, 2005. The $3,435 net cash used in investing activities for the six months December 31, 2006 was primarily the result of $2,439 used for capital expenditures, $901 used for an earnout payment to PPP and $100 used for the acquisition of MPP.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

Net cash used in financing activities was $1,222 for the six months December 31, 2006 as compared to $528 of net cash provided by financing activities for the six months December 31, 2005. This decrease of $1,750 is primarily the result of i) the Company paying $1,648 towards their capital lease obligations during the six months ended December 31, 2006, ii) $492 reduction in the proceeds from the exercise of stock options, and iii) $1,021 reduction in the excess tax benefit from the exercise of stock options. These decreases were offset by the Company not paying $1,411 of dividends on the series A preferred stock for the quarter ended December 31, 2006 until January 2, 2007.

EBITDA

On January 28, 2005, we entered into a five-year $65,000 cash flow based line of credit with a syndicate of commercial banks led by JPMorgan. Subject to certain conditions, the line of credit may be increased by an aggregate of $35,000. The line of credit contains various covenants that, among other things, require us to maintain certain financial ratios, which are consolidated net worth, consolidated fixed charge ratio and consolidated debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. The consolidated fixed charge ratio and the consolidated debt to EBITDA ratio are evaluated by JPMorgan as a measure of our liquidity and our ability to meet all of our obligations under the credit facility. As of December 31, 2006, we were in compliance with the aforementioned financial covenants.

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

Net cash provided by operating activities can be reconciled to EBITDA, which we believe to be the most directly comparable financial measure to net cash provided by operating activities, as follows:

	Six Months Ended December 31,
	2006 (1)	2005
Net cash provided by operating Activities	$8,007	$5,360
Provision for income taxes	2,511	4,284
Interest (income) expense, net	(561)	(438)
Net change in assets and liabilities	3,533	5,391

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

Non-cash items to reconcile net cash from operations to net income	(4,036)	(1,394)

EBITDA	$9,454	$13,203

Adjusted prescriptions (2)	13,895	17,536
EBITDA per adjusted prescription	$0.68	$0.75

(1)	During the quarter ended December 31, 2006, we did not pay $1,411 of dividends on the series A preferred stock until January 2, 2007. During the quarter ended December 31, 2005, we paid $1,411 of dividends on the series A preferred stock.
(2)	Estimated adjusted prescription volume equals the Mail Service prescriptions multiplied by 3, plus retail prescriptions. These Mail Service prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.

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

The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of December 31, 2006:

Payments Due by Period

	Total	2007	2008-2009	2010-2011	Thereafter
Capital Lease Obligations	$3,300	$1,493	$1,567	$240	$—

Operating Leases	$11,587	$3,850	$4,226	$1,850	$1,661

Total Contractual Cash Obligations	$14,887	$5,343	$5,793	$2,090	$1,661

Commitments and Contingencies

As an approved prescription drug plan (“PDP”) sponsor, our subsidiary, NMHC Group Solutions, began offering a PDP under Medicare Part D to individual enrollees and employer groups on January 1, 2007. NMHC Group Solutions entered into a formal agreement with CMS on October 13, 2006 to operate as a national PDP sponsor. Under regulations established by CMS governing participation in the Medicare Part D program and state regulations, NMHC Group Solutions must be licensed as a risk-bearing entity regulated under state insurance laws and must obtain licensure as a domestic insurance company prior to entering into a formal contract with CMS. NMHC Group Solutions has been approved to operate as a risk-bearing entity in its domicile state, Delaware, and has filed applications for licensure in the 49 other states and Washington D.C., and Puerto Rico. NMHC Group Solutions currently has not entered into any risk-bearing contracts with employer groups or clients. However, NMHC Group Solutions is acting as a risk-bearing entity for individual enrollees in its PDP. We are at various stages with these applications in the ancillary states as some states are considering our application, others we have not heard back from and others have been withdrawn for failure to meet certain requirements. Currently, NMHC Group Solutions has obtained

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

licensure in six additional states to operate as a risk-bearing entity. We expect to operate under a three-year wavier granted by CMS for the states and territories which have not issued us a risk-bearing license. Prior to becoming a licensed risk-bearing entity in any state, NMHC Group Solutions was required to maintain approximately $6,300 in a cash account in connection with CMS liquidity and minimum net worth requirements. Since obtaining licensure in Delaware on August 9, 2006, NMHC Group Solutions is no longer subject to such CMS requirements but has maintained such cash account in order to fulfill statutory capital and surplus requirements in various states. We expect the total funding requirements to fulfill statutory capital and surplus requirements in various states to approximate $14,000.

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

For the three months ended December 31, 2006 and 2005, approximately 26% and 24%, respectively, of the Company’s revenue was from Mohawk Valley Physicians’ Health Plan, Inc. (“MVP”), a client administering multiple plans, which is reported within the PBM segment. For the six months ended December 31, 2006 and 2005, approximately 26% and 25%, respectively, of the Company’s revenue was from MVP. Amounts due from MVP approximated $8,964 as of December 31, 2006.

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

Revenue Recognition Our revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to clients and participants, either through our nationwide network of pharmacies, our mail service pharmacy or our specialty pharmacy. We enter into a fee for service (per claim charges) arrangement with our clients for the payment of administrative fees. Under the fee for service arrangement, we are paid by our clients for our contractually agreed upon rates based upon actual claims adjudicated plus a fixed transaction fee. Revenue related to the sales of prescription drugs by our nationwide network of pharmacies, our mail service pharmacy or specialty pharmacy, is recognized when the claims are

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

adjudicated and the prescription drugs are shipped. Co-payment revenue recognized during the three months ended December 31, 2006 and 2005 was $4,061 and $4,319, respectively. Co-payment revenue recognized during the six months ended December 31, 2006 and 2005 was $8,439 and $9,118, respectively. Claims are adjudicated at the point-of-sale using our on-line processing system. To date, our mail service pharmacy primarily fills prescriptions for our plan clients. Revenue from these intercompany sales is eliminated in consolidation. Specialty pharmacy revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors, patients and others. For the six months ended December 31, 2006, approximately 55% of revenues from our specialty pharmacy are from prescriptions filled for our plan clients. Revenue from these intercompany sales is eliminated in consolidation. The remaining 45% of revenues from our specialty pharmacy are recognized at the point of shipment.

Participant co-payments are not recorded as revenue. Under our client contracts, the pharmacy is solely obligated to collect the co-payments from the participants. Under client contracts, we do not assume liability for participant co-payments in pharmacy transactions. As such, we do not include participant co-payments to pharmacies in revenue or cost of claims. For the three months ended December 31, 2006 and 2005, excluded from our revenue and cost of claims was $70,656 and $83,046, respectively, of participant co-payments to pharmacies. For the six months ended December 31, 2006 and 2005, excluded from our revenue and cost of claims was $145,290 and $160,499, respectively, of participant co-payments to pharmacies. If the above amounts were included in our revenue and cost of claims, our operating income, net income, consolidated balance sheets and statements of cash flows would not have been affected.

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

The rebates and administrative fees (“pharmaceutical manufacturer payments”) that we receive from pharmaceutical manufacturers are recognized when we are entitled to them in accordance with the terms of our arrangements with pharmaceutical manufacturers, third party rebate administrators, and our clients, and when the amount of the pharmaceutical manufacturer payment is determinable. Our rebate revenue is reduced by the estimated amount of pharmaceutical manufacturer payments that our clients are entitled to. We compute the estimated amount of pharmaceutical manufacturer payments due direct from the drug manufacturers based on the actual claims, estimated market data and the criteria established in each individual contract. The drug manufacturers are obligated to reimburse us for earned pharmaceutical manufacturer payments within a specified period of time. We reconcile our estimates to amounts received from the manufacturers on a quarterly basis. Certain of our clients are contractually entitled to all or a portion of the pharmaceutical manufacturer payments we receive. The pharmaceutical manufacturer payments retained by us, after the clients receive their contractual amounts, have historically had a significant impact on our financial performance. For the three months ended December 31, 2006 and 2005, the pharmaceutical manufacturer payments retained by us have approximated 13.7% and 19.2%, respectively, of our total gross profit. For the six months ended December 31, 2006 and 2005, the pharmaceutical manufacturer payments retained by us have approximated 12.3% and 20.1%, respectively, of

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

our total gross profit. Based upon our client mix as well as trends in our negotiations with our clients, we expect pharmaceutical manufacturer payments to continue to account for a declining percentage of our total gross profit.

Rebates Billing for pharmaceutical manufacturer payments receivable from pharmaceutical manufacturers is generally started after 30 days from the end of each quarter. We record the gross pharmaceutical manufacturer payment receivable and the appropriate payable to the clients based on estimates, which are subject to final settlement. The estimates are based upon claims submitted and our pharmaceutical manufacturer payment experience, and are adjusted as additional information becomes available. Upon billing the manufacturer, any differences between our estimate and the actual amount of the pharmaceutical manufacturer payments receivable is recorded to cost of claims, net of the estimated impact to our customers. Pharmaceutical manufacturer payments are generally paid to clients on a quarterly basis, or as agreed upon with our clients, subsequent to collections from pharmaceutical manufacturers, although there are certain instances where pharmaceutical manufacturer payments are paid to clients on a more accelerated basis.

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

Income Taxes We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. As of December 31, 2006, we have current net deferred tax assets of $1,894 and non-current net deferred tax liabilities of $8,422. The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates. We periodically consider whether or not we should record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Based on our assessment as of December 31, 2006, a valuation allowance is not required against our deferred tax assets.

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

We use an expected stock-price volatility assumption that is based on the historical volatility of the underlying stock which is obtained from public data sources. This approach is used as a predictor of future realized and implied volatilities and is directly related to stock option valuation. For stock option grants issued during the six months December 31, 2006, we used a weighted-average expected stock-price volatility of 58.2% based upon the implied volatility at the time of issuance.

With regard to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises. For stock option grants issued during the six months December 31, 2006, we used a weighted-average expected option life assumption of 5.5 years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not engage in significant activity with respect to market risk sensitive instruments. Accordingly, our risk with respect to market risk sensitive instruments is immaterial.

Item 4.	Controls and Procedures

As more fully defined and described in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the First Quarter 10-Q, we identified misstatements primarily relating to our rebates payable to clients, our claims payable to pharmacies and our accounting treatment for leases.

In order to strengthen our internal controls, the Company is implementing a process whereby our Legal Department and our Account Management Department, along with our Finance Department and Rebate and Formulary Group, will evaluate the terms and conditions for rebate payments to clients which will serve as

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

the basis for payments to clients in the future. We’re continuing the process of improving our internal controls over the review and estimation process regarding the payment of rebates to our clients. For example, the Company is working on a procedure to track changes to contractual provisions relating to the calculation of rebates payable to clients. The Company has also implemented procedures for reviewing outstanding claims payable to pharmacies and for reviewing new leases to determine the proper accounting treatment in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of management, chiefly our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2006. As a result of the internal control deficiencies described above and the fact that we did not file our Quarterly Report on Form 10-Q for the period ended December 31, 2006 on a timely basis, our principal executive officer and our principal financial officer have concluded that as of December 31, 2006, these disclosure controls and procedures were not effective in alerting them to material information, on a timely basis, required to be included in our periodic Securities and Exchange Commission filings. Based on that evaluation, the Company has adopted the additional procedures described above.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

PART II – OTHER INFORMATION

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

Our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 includes a detailed discussion of certain risk factors in Part I, Item 1A. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K as well as in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I in this Form 10-Q. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected. In that event, the market price for our common stock could decline and you may lose your investment. In addition to those risk factors, we note the following additional risk factors:

If we fail to develop or maintain an effective system to monitor and settle our rebate and claims payable transactions, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

We currently do not have automated systems to monitor and settle our rebate and claims payable transactions. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls, including with respect to our rebate and claims payable transactions, that need improvement. We have begun our remediation efforts and we believe that our actions in this regard have strengthened our internal controls over financial reporting. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in the First Quarter 10-Q and “Controls and Procedures” in Part I, Item 4 in this Form 10-Q.

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

As a result of our review of rebate and claims payable transactions and on other significant accounts of our consolidated financial statements, we needed additional time to complete our financial statements for the three months ended September 30, 2006 and for the six months ended December 31, 2006 and, accordingly, were delinquent in filing the First Quarter 10-Q and the Second Quarter 10-Q with the SEC. Consequently, we received two letters from The Nasdaq Stock Market, on November 14, 2006 and on February 13, 2007, advising us that we were not in compliance with applicable Nasdaq Marketplace Rules and our securities were subject to delisting from the Nasdaq Global Market. We appealed the November 14, 2006 determination and, as a result, we underwent a review and hearing process with Nasdaq to determine our listing status. The Nasdaq had issued an order calling for the filing of the First Quarter 10-Q by March 16, 2007. We filed the First Quarter 10-Q on February 23, 2007, and have filed this report on Form 10-Q for the period ended December 31, 2006 in advance of the Panel’s March 16, 2007 deadline. Nasdaq has not yet rendered its decision regarding our securities remaining listed on the Nasdaq Global Market. Therefore, if Nasdaq renders an unfavorable decision regarding the continued listing of our common stock on the Nasdaq Global Market, our common stock could be delisted. Also, if we do not maintain compliance with applicable Nasdaq listing requirements in the future, our common stock could also be delisted. Being delisted could affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all and could cause our investors, suppliers, customers and employees to lose confidence in us.

Changes in Industry Pricing Benchmarks Could Adversely Affect Our Financial Performance

Contracts in the prescription drug industry, including our contracts with our retail pharmacy networks and with our PBM and Specialty pharmacy clients, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”), average manufacturer price (“AMP”) and wholesale acquisition cost (“WAC”). Most of our contracts utilize the AWP standard. Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry. Specifically, in the recently announced proposed settlement in the case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.), a civil class action case brought against First DataBank (“FDB”), one of several companies that report data on prescription drug prices, FDB has agreed to reduce the reported AWP of certain drugs by four percent. At this time, the proposed settlement has received neither preliminary nor final court approval. We cannot predict the outcome of this case, or, if the settlement is approved, the precise timing of any of the proposed AWP changes.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

In the absence of any mitigating action on our part, the proposed reduction in FDB’s AWP would have a material adverse effect on the margin we earn on home delivery transactions. It may also create disruption in our retail networks due to the adverse impact on AWP-based retail pharmacy pricing. However, most of our contracts with our clients and retail pharmacies contain terms that we believe will enable us to mitigate the adverse effect of this proposed reduction in FDB’s reported AWP.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
3.1	Certificate of Incorporation of NMHC (2)

3.2	Certificate of Amendment to the Certificate of Incorporation of NMHC (5)

3.3	Amended and Restated Bylaws of NMHC (5)

3.4	Amended and Restated Audit Committee Charter (5)

3.5	Amendment No. 1 to Amended and Restated By-Laws of NMHC (9)

3.6	Nominating and Corporate Governance Committee Charter (6)

4.1	Form of Warrant Agreement, including form of Representatives’ Warrants (1)

4.2	Certificate of Designation, Preferences and Rights of Series A 7% Convertible Preferred Stock of NMHC (5)

10.1	Credit Agreement dated January 28, 2005 among NMHC, the Lenders party thereto and JPMorgan Chase, as Administrative Agent (7)

10.2	Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development Corporation and NMHCRx Mail Order, Inc. (3)

10.3	AmerisourceBergen Prime Vendor Agreement, dated May 1, 2006 between NMHCRx Mail Order, Inc. d/b/a NMHCmail and AmerisourceBergen Drug Corporation (3) *

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

10.4	Amendment to Lease Agreement, dated as of October 23, 2003, by and among BFS Realty, LLC and National Medical Health Card Systems, Inc. (4)

10.6	Form of Stock Option Agreement between NMHC and Non-Employee Directors (9)

10.7	Form of Stock Option Agreement between NMHC and Senior Executive Officers (9)

10.8	Form of Severance Agreement for Senior Executive Officers (9)

10.9	Form of Excise Tax Gross-Up (10)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Denotes document filed as an Exhibit to NMHC’s Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.
(2)	Denotes document filed as an Exhibit to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.
(3)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K for the year ended June 30, 2006 and incorporated herein by reference.
(4)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K/A Amendment Number 2 for the year ended June 30, 2003 and incorporated herein by reference.
(5)	Denotes document filed as an Exhibit to NMHC’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(6)	Denotes document filed as an appendix to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on October 28, 2005 and incorporated herein by reference.
(7)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on February 3, 2005 and incorporated herein by reference.
(8)	Denotes documents filed as an Exhibit to NMHC’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
(9)	Denotes documents filed as an Exhibit to NMHC’s Form 10-Q filed for the quarter ended December 31, 2005 and incorporated herein by reference.
(10)	Denotes document filed as an Exhibit to NMHC’s Form 8-K filed on September 22, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.

(Registrant)

Date: March 7, 2007	By:	/s/ James F. Smith
James F. Smith
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stuart Diamond
Stuart Diamond
Chief Financial Officer
(Principal Financial Officer)