Form 10-Q/A
period 2006-12-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2007-05-03
CIK 813562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

On March 7, 2007, National Medical Health Card Systems, Inc. (the “Registrant”) filed its Quarterly Report on Form 10-Q for the period ended December 31, 2006 (the “Second Quarter 10-Q”). The Registrant is filing this Amendment No. 1 to its Second Quarter 10-Q (this “Amendment”) to solely include as exhibits the corrected certifications of its Principal Executive Officer and Principal Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (the “Section 906 Certifications”). Although the Section 906 Certifications were filed with the Securities and Exchange Commission along with the Second Quarter 10-Q on the date it was originally filed, such certifications contained a typographical error, inadvertently referring to the Registrant’s Quarterly Report on Form 10-Q for the period ended “September 30, 2006” instead of “December 31, 2006”, as now reflected in the Section 906 Certifications filed herewith.

Except for the Amendment described above, no other amendments or changes are or were made to any disclosure in, or other exhibits to, the Second Quarter 10-Q. Accordingly, the Registrant does not undertake to update any item in its Second Quarter 10-Q other than the updated Section 906 Certifications. Therefore, this Amendment should be read in conjunction with the originally filed Second Quarter 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2007

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.

By:	/s/ James F. Smith
James F. Smith
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stuart Diamond
Stuart Diamond
Chief Financial Officer
(Principal Financial Officer)