Form 10-Q
period 2007-03-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2007-05-10
CIK 813562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: The registrant had 5,474,465 shares of common stock outstanding as of May 7, 2007.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)

	March 31, 2007	June 30, 2006
	(Unaudited)
Assets
Current Assets:

Cash and cash equivalents	$5,620	$8,410
Restricted cash	9,481	4,845
Accounts receivable, net of allowance for doubtful accounts of $2,226 and $2,261 respectively	67,941	82,365
Rebates receivable	43,042	48,911
Inventory	4,453	5,666
Deferred tax assets	1,797	2,278
Prepaid expenses and other current assets	3,876	2,623

Total current assets	136,210	155,098

Property and equipment, net	16,366	13,653
Intangible assets, net	2,687	3,013
Goodwill	99,414	99,319
Other non-current assets	1,418	1,070

Total Assets	$256,095	$272,153

Liabilities, Redeemable Preferred Equity and Common Stockholders’ Equity
Current Liabilities:

Claims payable to pharmacies	$62,300	$88,979
Rebates payable to clients	55,173	60,953
Trade and other payables and accrued expenses	17,703	12,248
Current portion of capital lease obligations	1,124	16
Income taxes payable and other current liabilities	2,819	—

Total current liabilities	139,119	162,196

Capital lease obligations, less current portion	1,720	—
Other non-current liabilities	915	829
Deferred tax liability	8,759	7,784

Total liabilities	150,513	170,809

Commitments and Contingencies
Redeemable Preferred Equity:

Series A redeemable convertible preferred stock $0.10 par value; 15,000,000 shares authorized, 6,956,522 issued and outstanding, aggregate liquidation preference of $107,686,961	76,694	76,338

Common Stockholders’ Equity:

Common Stock, $.001 par value, 35,000,000 shares authorized, 10,111,837 and 9,933,697 shares issued, 5,471,937 and 5,293,797 outstanding, respectively	10	10

Additional paid-in-capital	131,717	126,630
Accumulated deficit	(50,960)	(49,755)
Treasury stock at cost, 4,639,900 shares	(51,879)	(51,879)

Total common stockholders’ equity	28,888	25,006

Total Liabilities, Redeemable Preferred Equity and Common Stockholders’ Equity	$256,095	$272,153

The accompanying condensed notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per share data)

(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Revenue (excludes participant co-payments retained by the pharmacies of $53,393, $82,544, $198,683 and $243,043, respectively)	$145,026	$216,801	$533,043	$651,402
Cost of claims (excludes co-payments retained by the pharmacies of $53,393, $82,544, $198,683 and $243,043, respectively)	123,700	194,381	466,819	581,742

Gross profit	21,326	22,420	66,224	69,660

Selling, general and administrative expenses	21,402	19,308	61,446	56,897

Operating (loss) income	(76)	3,112	4,778	12,763

Other income (expense):
Interest expense	(100)	(64)	(350)	(246)
Interest income	433	433	1,245	1,053
Other income (expense), net	1	20	21	(20)

	334	389	916	787

Income before (benefit) provision for income taxes	258	3,501	5,694	13,550
(Benefit) provision for income taxes	(172)	1,493	2,339	5,777

Net income	$430	$2,008	$3,355	$7,773

Redeemable convertible preferred stock cash dividends	1,381	1,381	4,204	4,204
Accretion of transaction expenses	117	117	356	356

Net (loss) income available to common stockholders	$(1,068)	$510	$(1,205)	$3,213

Earnings (loss) per common share:
Basic	$(0.20)	$0.10	$(0.22)	$0.63

Diluted *	$(0.20)	$0.10	$(0.22)	$0.61

Weighted average number of common shares outstanding:
Basic	5,471	5,200	5,443	5,111

Diluted *	5,471	5,302	5,443	5,268

*	For the three and nine months ended March 31, 2006, the redeemable convertible preferred stock was anti-dilutive and the “as if converted” method was not used to calculate the number of weighted average diluted shares. For the three and nine months ended March 31, 2007, the redeemable convertible preferred stock and the outstanding options to purchase shares of common stock were anti-dilutive and the “as if converted” method was not used to calculate the number of weighted average diluted shares.

The accompanying condensed notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balances at June 30, 2006	9,934	$10	$126,630	$(49,755)	4,640	$(51,879)	$25,006

Accretion of transaction expenses related to preferred stock offering	—	—	—	(356)	—	—	(356)
Exercise of stock options	178	—	1,858	—	—	—	1,858
Accrual of redeemable convertible preferred stock cash dividends	—	—	—	(4,204)	—	—	(4,204)
Stock option income tax benefit	—	—	197	—	—	—	197
Stock-based compensation	—	—	3,032	—	—	—	3,032
Net income	—	—	—	3,355	—	—	3,355

Balances at March 31, 2007	10,112	$10	$131,717	$(50,960)	4,640	$(51,879)	$28,888

The accompanying condensed notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$3,355	$7,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,108	5,399
Employee stock option compensation expense	3,032	1,913
Amortization of deferred gain	(21)	(37)
Amortization of deferred financing costs	85	84
Loss on disposal of capital assets	—	54
Provision for doubtful accounts	928	525
Deferred income taxes	1,456	1,276
Excess tax benefit from exercise of options	—	(1,237)
Changes in assets and liabilities:
Restricted cash	(4,636)	(612)
Accounts receivable	13,496	2,745
Rebates receivable	5,869	(17,493)
Inventory	1,213	(212)
Due from affiliates	—	31
Prepaid expenses and other current assets	(1,253)	2,131
Other non-current assets	(433)	9
Claims payable to pharmacies	(26,679)	(3,445)
Rebates payable to clients	(5,780)	13,216
Trade and other payables and accrued expenses	4,791	(6,869)
Income taxes payable and other current liabilities	3,016	2,164
Other non-current liabilities	107	(126)

Net cash provided by operating activities	5,654	7,289

Cash flows from investing activities:
Capital expenditures	(4,027)	(5,869)
Acquisition of PPP, net of cash acquired	(901)	(426)
Acquisition of Inteq, net of cash acquired	—	116
Acquisition of MPP	(266)	—
Proceeds from sale of capital assets	5	169

Net cash used in investing activities	(5,189)	(6,010)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,858	4,681
Proceeds from revolving credit facility	26,850	72,075
Repayment of revolving credit facility	(26,850)	(72,075)
Payment of redeemable convertible preferred stock cash dividends	(2,823)	(4,204)
Excess tax benefit from exercise of options	—	1,237
Repayments of debt and capital lease obligations	(2,290)	(21)

Net cash (used in) provided by financing activities	(3,255)	1,693

Net (decrease) increase in cash and cash equivalents	(2,790)	2,972
Cash and cash equivalents at beginning of period	8,410	7,272

Cash and cash equivalents at end of period	$5,620	$10,244

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

2. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes. The standard also required expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

3. MEDICARE PRESCRIPTION DRUG PLAN SPONSOR

In July 2006, NMHC Group Solutions Insurance, Inc. (“NMHC Group Solutions”), a Delaware corporation and subsidiary of the Company, received approval from the Centers for Medicare and Medicaid Services (“CMS”) to operate as a Medicare Prescription Drug Plan (“PDP”) sponsor commencing January 1, 2007. On October 13, 2006, NMHC Group Solutions entered into a formal agreement with CMS to operate as a national PDP sponsor. As an approved PDP sponsor, NMHC Group Solutions is able to operate as a risk-bearing entity for the individual enrollees and to employer groups. NMHC Group Solutions is currently acting as a risk-bearing entity for individual enrollees in its PDP. In order for NMHC Group Solutions to maintain its licensures and continue to apply for licensure in the various states, it must fulfill statutory capital and surplus requirements. NMHC Group Solutions currently maintains $6,559 in a cash account to fulfill such requirements. Currently, NMHC Group Solutions has obtained licensure in eight additional states to operate as a risk-bearing entity. As of March 31, 2007, NMHC Group Solutions had $100 in escrow for the protection of Delaware policyholders and an additional $600 in Delaware accounts set aside to fulfill other state deposit requirements. CMS also requires that NMHC Group Solutions maintain $100 in a restricted escrow account for the benefit of policyholders to comply with insolvency requirements.

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

5. BUSINESS ACQUISITIONS

Maintenance Prescriptions Programs, Inc. In July 2006, the Company entered into an Asset Purchase Agreement with Maintenance Prescriptions Programs, Inc., a New York corporation, and certain other owners named therein (collectively “MPP”), pursuant to which the Company agreed to acquire various customer contracts from MPP relating to their mail service business. The aggregate purchase price of the acquired assets was $355. On July 31, 2006, the Company paid the former owners of MPP an initial deposit of $100 out of the Company’s working capital with the remainder of the purchase price due by July 31, 2008. The purchase price for these contracts was allocated to intangible assets and is being amortized over three (3) years. On January 12, 2007, the Company paid the former owners of MPP $166 towards the aggregate purchase price out of the Company’s working capital.

Pharmaceutical Care Network On March 7, 2005, the Company acquired all of the outstanding stock of Pharmaceutical Care Network (“PCN”), a California corporation, from the California Pharmacists Association (“CPhA”). PCN provides customary PBM services to corporations, HMO’s, insurance companies, third-party administrators and union trusts. The aggregate purchase price of PCN was $13,000. In addition, the Company has agreed to pay earnouts to CPhA, as additional purchase price, up to $30,000 over a three-year period if certain financial and performance targets are achieved. As of March 31, 2007, the financial and performance targets have not been achieved. The funds for the payment of the purchase price in connection with the PCN acquisition were obtained out of the Company’s working capital and JPMorgan credit facility. See Note 7, “Line of Credit” for more information. The PCN operations complement the Company’s business while strengthening the Company’s presence in the California marketplace as well as in the managed Medicaid market.

In addition to the $13,000 purchase price for the acquisition of PCN, there were $561 of acquisition related expenses incurred by the Company. Of the $13,000, $10,500 was paid to CPhA and certain of PCN’s current and former employees who participated in its Long Term Incentive Plan, and $2,500 was deposited into escrow to secure CPhA’s obligations under the purchase agreement. Currently, all escrow to secure CPhA’s obligations under the purchase agreement were released in accordance with the terms of the purchase agreement. At the time of the acquisition, PCN had approximately $30,942 of assets which included $16,711 of cash, $2,734 of restricted cash, $3,204 of accounts receivable, $6,090 of rebates receivable, $1,139 of other assets and $1,064 of property and equipment. They also had approximately $27,040 of liabilities which included $26,848 of claims and accounts payable, $97 of other current liabilities and $95 of other long-term liabilities. As a result of the PCN acquisition, $2,842 of severance and exit costs were accrued with $1,213 recorded as a deferred tax asset and $1,629 recorded as additional goodwill. Of this amount, $1,349 was paid as of March 31, 2007 and $332 was offset against goodwill as various employees did not satisfy conditions to

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

receive their originally designated severance package. The acquisition was accounted for under the purchase method of accounting and the results of PCN’s operations were included in the consolidated financial statements commencing as of the closing date of the PCN acquisition. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $12,053, which consists of the following components: “know how” and computer software valued at $870, which are being amortized over ten (10) years, customer relationships valued at $380, which are being amortized over ten (10) years, and goodwill of $10,803. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the goodwill is not being amortized.

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

Ascend On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy (“PPRX”), Portland Professional Pharmacy Associates (“PRXA”, and together with PPRX, “Specialty” “Specialty Pharmacy” “PPP” or “Ascend”) and the individual shareholders (the “PPP Shareholders”) to purchase all of the shares of PPP for $3,150. PPP provides specialty-pharmacy services in a broad range of areas, including women’s health, pediatric care, men’s health and transplant. Funds for the PPP acquisition were supplied by the Company’s revolving credit facility. See Note 7, “Line of Credit” for more information. The Company has positioned PPP as a preferred provider with PPP’s target markets while focusing on the extension of their specialty services to the Company’s PBM division. In addition, the Company agreed to pay earnouts to the PPP Shareholders, as additional purchase price, up to $7,000 over a three-year period if the PPP business achieved certain financial targets. At the Company’s sole discretion, as much as 50% of the $7,000 could be paid in the form of the Company’s common stock. For the first year

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

ended July 31, 2004, $716 was earned and was settled on September 15, 2004. Of this amount, $358 was paid in cash and $358 was paid in the form of the Company’s common stock (12,650 shares at $28.30 per share). For the second year ended July 31, 2005, $850 was earned and was settled on September 15, 2005. Of this amount, $425 was paid in cash and $425 was paid in the form of the Company’s common stock (17,127 shares at $24.84 per share). For the third year through July 31, 2006, $931 was earned and settled on September 30, 2006. Of this amount, $901 was paid in cash and $30 offset various legal fees paid by NMHC on behalf of the former PPP Shareholders. By a letter dated September 29, 2006, the former PPP Shareholders have requested a review of the earnout calculation.

The purchase price for the stock of PPP was $3,150. In addition, there was $77 of acquisition related expenses incurred by the Company. At the time of the acquisition, PPP had approximately $1,664 of assets which included $177 of cash, $889 of accounts receivable, $539 of inventory and $59 of property and equipment. PPP also had approximately $1,423 of liabilities which included $609 of bank debt, which was paid off at closing, and $814 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of PPP’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $2,986, which consists of the following components: (i) customer relationships valued at $295, which are being amortized over seven (7) years; (ii) employment and non-compete agreements valued at $100 each, which are being amortized over four (4) years; (iii) the Portland Professional Pharmacy trade name valued at $100 which is being amortized over four (4) years; and (iv) goodwill of $2,391. From the date of acquisition through March 31, 2007, goodwill has increased by $2,497, which represents the cumulative amount of earnouts earned by PPP. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill is not being amortized. For tax purposes the Company has made an election which will allow it to amortize the goodwill and other intangibles over fifteen years.

6. GOODWILL AND INTANGIBLE ASSETS

The following is a summary of the Company’s goodwill and other intangible assets:

	PBM(1)	Specialty(2)	Total
Goodwill:
Balance as of June 30, 2006	$94,526	$4,793	$99,319
Specialty additional consideration earned	—	95	95

Balance as of March 31, 2007	$94,526	$4,888	$99,414

	March 31, 2007			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets:
PBM (1)	$7,034	$4,512	$2,522	$6,679	$3,919	$2,760
Specialty (2)	595	430	465	595	342	253

Total	$7,629	$4,942	$2,687	$7,274	$4,261	$3,013

(1)	Primarily comprised of the excess acquisition costs over the fair value of the net tangible and identifiable assets acquired by the Company, which has been allocated to goodwill and intangible assets. The goodwill also includes any earnouts earned in conjunction with the acquisitions. The intangible assets consist primarily of customer relationships. See Note 5, “Business Acquisitions” for more information.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

(2)	Represents the Specialty Pharmacy segment primarily reflecting the excess of the Ascend purchase price over the net tangible and identifiable assets acquired, which has been allocated to goodwill and intangible assets. The goodwill also includes any earnouts earned in conjunction with the acquisition. The change in goodwill from June 30, 2006 to March 31, 2007 is the result of final adjustments to earnouts in connection with the Ascend acquisition. The intangible assets consist primarily of customer relationships and employment agreements. See Note 5, “Business Acquisitions” for more information.

As of March 31, 2007, approximately $82,021 of the Company’s goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

7. LINE OF CREDIT

On January 28, 2005, the Company and certain of its subsidiaries entered into a five-year $65,000 line of credit with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. (“JPMorgan”). Subject to certain conditions including the consent of the existing lenders, the line of credit (the “JPMorgan credit facility”) may be increased by an aggregate of $35,000.

Depending on the timing and dollar amount of each loan request, the Company will either borrow at a spread above LIBOR, the overnight Federal Funds rate or JPMorgan’s prime rate. The initial spread was 1.75% for LIBOR and Federal Funds loans and 0.75% for prime rate loans. As of March 31, 2007, the spread is 1.50% for LIBOR and Federal Funds loans and 0.50% for prime rate loans.

The JPMorgan credit facility is secured by the Company’s consolidated assets. The JPMorgan credit facility requires the Company to be in compliance with financial and other covenants. The three defined financial covenants include: consolidated net worth; consolidated fixed charge ratio; and consolidated debt to EBITDA ratio. The Company was in compliance with all covenants at March 31, 2007 as set forth in the credit agreement in connection with the credit facility.

As of March 31, 2007, the Company had no outstanding borrowings under its line of credit.

The Company has a $250 irrevocable letter of credit which the Company has granted in favor of one of its clients to secure any indemnity obligations that may arise during the term of the client agreement. The irrevocable letter of credit is cancellable upon the termination of the client agreement. As of March 31, 2007, no amounts were drawn down under this letter of credit.

8. SEGMENT REPORTING

As of March 31, 2007, the Company has two reportable segments, PBM and Specialty Pharmacy. The PBM segment includes the sale of traditional prescription drugs to the Company’s clients and their participants, either through the Company’s nationwide network of pharmacies or the Company’s mail service pharmacy. The Specialty Pharmacy segment primarily includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases.

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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

The following tables present selected financial information about the Company’s reportable segments.

For the nine months ended March 31, 2007	PBM	Specialty Pharmacy	Intersegment Elimination	Corporate	Total
Revenue	$513,673	$41,513	$(22,143)	$—	$533,043
Cost of claims	449,849	36,378	(19,408)	—	466,819

Gross profit	63,824	5,135	(2,735)	—	66,224
Selling, general and administrative expenses	—	—	—	61,446	61,446
Interest and other income	—	—	—	1,266	1,266
Interest expense	—	—	—	(350)	(350)

Income before provision for income taxes	—	—	—	—	5,694
Provision for income taxes	—	—	—	—	2,339

Net income	—	—	—	—	$3,355

Total identifiable assets	$244,531	$81,744	$(70,180)	—	$256,095

For the nine months ended March 31, 2006	PBM	Specialty Pharmacy	Intersegment Elimination	Corporate	Total
Revenue	$633,861	$33,442	$(15,901)	$—	$651,402
Cost of claims	566,507	29,248	(14,013)	—	581,742

Gross profit	67,354	4,194	(1,888)	—	69,660
Selling, general and administrative expenses	—	—	—	56,897	56,897
Interest and other income	—	—	—	1,033	1,033
Interest expense	—	—	—	(246)	(246)

Income before provision for income taxes	—	—	—	—	13,550
Provision for income taxes	—	—	—	—	5,777

Net income	—	—	—	—	$7,773

Total identifiable assets	$288,847	$32,807	$(22,976)	—	$298,678

For the three months ended March 31, 2007	PBM	Specialty Pharmacy	Intersegment Elimination	Corporate	Total
Revenue	$136,531	$17,490	$(8,995)	$—	$145,026
Cost of claims	116,234	15,421	(7,955)	—	123,700

Gross profit	20,297	2,069	(1,040)	—	21,326
Selling, general and administrative expenses	—	—	—	21,402	21,402
Interest and other income	—	—	—	434	434
Interest expense	—	—	—	(100)	(100)

Income before benefit from income taxes	—	—	—	—	258
Benefit from income taxes	—	—	—	—	(172)

Net income	—	—	—	—	$430

Total identifiable assets	$244,531	$81,744	$(70,180)	—	$256,095

For the three months ended March 31, 2006	PBM	Specialty Pharmacy	Intersegment Elimination	Corporate	Total
Revenue	$209,794	$13,163	$(6,156)	$—	$216,801
Cost of claims	188,231	11,686	(5,536)	—	194,381

Gross profit	21,563	1,477	(620)	—	22,420
Selling, general and administrative expenses	—	—	—	19,308	19,308
Interest and other income	—	—	—	453	453
Interest expense	—	—	—	(64)	(64)

Income before provision for income taxes	—	—	—	—	3,501
Provision for income taxes	—	—	—	—	1,493

Net income	—	—	—	—	$2,008

Total identifiable assets	$288,847	$32,807	$(22,976)	—	$298,678

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

9. EARNINGS PER SHARE

The following are reconciliations of the number of weighted average shares used in the basic and diluted earnings per share (“EPS”) calculation (in thousands):

	Quarters Ended March 31,
	2007	2006
Basic	5,471	5,200
Effect of assumed exercise of employee stock options	—	102
Series A preferred stock “as if converted”	—	—

Diluted	5,471	5,302

	Nine Months Ended March 31,
	2007	2006
Basic	5,443	5,111
Effect of assumed exercise of employee stock options	—	157
Series A preferred stock “as if converted”	—	—

Diluted	5,443	5,268

The Company reports EPS in accordance with SFAS No. 128, “Earnings per Share”. Basic EPS are computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted EPS are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. United States generally accepted accounting principles require all anti-dilutive securities, including convertible preferred stock, to be excluded from the diluted earnings per share calculation. For the three and nine months ended March 31, 2006, all of the Company’s redeemable convertible preferred stock issued to New Mountain Partners, L.P. was excluded from the diluted earnings per share calculation because its inclusion would have been anti-dilutive. For the three and nine months ended March 31, 2007, all of the Company’s redeemable convertible preferred stock issued to New Mountain Partners, L.P. and the outstanding options to purchase shares of common stock were excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. If the Company were to include the assumed conversion of redeemable convertible preferred stock and the outstanding options to purchase shares of common stock during the three and nine months ended March 31, 2007 and 2006, the Company would have added 6,956,522 equivalent shares of redeemable convertible preferred stock to the basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.

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

All restricted stock awards issued under the Stock Grant Plan are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. Share-based compensation expense related to restricted stock awards outstanding during the three and nine months ended March 31, 2007 approximated $68 and $173, respectively. As of March 31, 2007, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was approximately $1,012, and the related weighted-average period over which it is expected to be recognized is approximately 39 months.

Nonvested restricted stock award activity for the nine months ended March 31, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock awards outstanding at June 30, 2006	20,400	$26.99
Restricted stock awards granted – unvested	52,330	15.11
Restricted stock awards – vested	—	—
Restricted stock awards forfeited – unvested	(3,000)	24.61

Nonvested restricted stock awards outstanding at March 31, 2007	69,730	$21.52

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

The maximum number of shares of common stock issuable over the term of the Plan is limited to 4,850,000 shares plus an indeterminable number of shares of common stock issuable upon the exercise of “reload options.” There are no options outstanding that contain the “reload” provision. The Plan permits the granting of stock options, stock grants, stock units and stock appreciation rights to employees (including employee directors and officers) and consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Options granted under the Plan have an exercise price of at least 100% of the fair market value of the underlying stock, or 110% in the case of an individual who owns more than 10% of the combined voting power of all classes of stock of the Company on the grant date. Options granted under the Plan generally vest over a three or four-year period. As of March 31, 2007, there are 729,408 options issuable under the Plan. Options granted during the nine months ended March 31, 2007 are exercisable at prices ranging from $13.04 to $15.55 and terminate seven to ten years from the grant date. The total pretax intrinsic value of options exercised during the nine months ended March 31, 2007 was $900.

Summarized information related to stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding options at June 30, 2006	1,510,556	$22.60
Cancelled/Forfeited	(121,737)	23.99
Granted	365,540	14.19
Exercised	(178,140)	10.43

Outstanding options at March 31, 2007	1,576,219	$21.92

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2007:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per share	Aggregate Intrinsic Value
$ 7.19 to $10.78	88,599	0.63	$8.25	$641
$10.79 to $16.17	449,375	6.37	13.92	699
$16.18 to $24.26	266,089	6.84	21.96	—
$24.27 to $36.40	772,024	7.16	28.13	—
$36.41 to $36.66	132	2.14	36.66	—

	1,576,219	6.51	$21.92	$1,340

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per share	Aggregate Intrinsic Value
$ 7.19 to $10.78	88,599	0.63	$8.25	$641
$10.79 to $16.17	76,235	1.50	12.89	197
$16.18 to $24.26	61,787	6.67	21.49	—
$24.27 to $36.40	286,091	6.02	29.05	—
$36.41 to $36.66	88	2.14	36.66	—

	512,800	4.50	$22.15	$838

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $15.48 as of March 31, 2007, which would have been received by the option holders had those option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2007 was 164,834.

Nonvested stock option activity for the nine months ended March 31, 2007 is as follows:

	Shares	Weighted average Exercise price
Nonvested options outstanding at June 30, 2006	1,036,724	$25.36
Options granted – unvested	365,540	14.19
Options vested	(242,213)	24.33
Options forfeited – unvested	(96,632)	24.71

Nonvested options outstanding at March 31, 2007	1,063,419	$21.82

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

As of March 31, 2007, total compensation cost related to nonvested stock options not yet recognized was $8,392 which is expected to be recognized over the next 32 months on a weighted-average basis.

The Company’s employee stock options have various restrictions including vesting provisions and are often exercised prior to their contractual maturity. Lattice-binomial models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model. The use of a lattice-binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, expected life of the options, post-vesting terminations and a sub-optimal exercise factor. The weighted-average grant date fair value of employee stock options granted during the nine months ended March 31, 2007 was $8.07 using the lattice-binomial model with the following weighted-average assumptions:

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

Stock-based compensation expense recognized under SFAS No. 123(R) for the three and nine months ended March 31, 2007 and 2006 was $963 and $3,032 and $648 and $1,913, respectively, which consisted of stock-based compensation expense related to employee stock options and restricted stock awards.

11. RELATED PARTY TRANSACTIONS

The Company received certain services from a former Chairman of the Board, James Bigl, as per a consulting agreement signed at the end of his employment with the Company. James Bigl resigned as Chairman of the Board on March 13, 2006 but the consulting agreement continued until August 31, 2006. During the three months ended March 31, 2007 and 2006, $0 and $31 was paid under this agreement, respectively. During the nine months ended March 31, 2007 and 2006, $64 and $95 was paid under this agreement, respectively. During the nine months ended March 31, 2007, the Company also paid approximately $5 of legal fees on behalf of James Bigl.

In addition, the Company rents two houses from Living In Style, LLC, an entity partially owned by an executive officer of the Company and a former Chairman of the Board, which is used for out-of-town employees. The leases are dated May 1, 2002 and expired on April 30, 2007. During the three months ended March 31, 2007 and 2006, the Company paid an aggregate of $38 and $36 in rent for these two facilities, respectively. During the nine months ended March 31, 2007 and 2006, the Company paid an aggregate of $115 and $109 in rent for these two facilities, respectively.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

12. SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2007 and 2006, the Company paid $185 and $340 in interest, and $446 and $1,079 in income taxes, respectively. During the nine months ended March 31, 2007, the Company financed $89 for the acquisition of MPP through its trade payables. In addition, as of March 31, 2007, the Company financed $5,118 of capital expenditures through capital lease obligations. On April 2, 2007, the Company paid $1,381 of dividends on the series A preferred stock for the quarter ended March 31, 2007.

13. MAJOR CLIENTS AND PHARMACIES

For the nine months ended March 31, 2007 and 2006, approximately 19% and 24%, respectively, of the Company’s revenue was from Mohawk Valley Physicians’ Health Plan, Inc. (“MVP”), a client administering multiple plans, which is reported within the PBM segment. For the three months ended March 31, 2006, approximately 23% of the Company’s revenue was from MVP.

On May 4, 2006, MVP notified the Company that they will not be renewing their contract with NMHC which expired on December 31, 2006.

For the three and nine months ended March 31, 2007 and 2006, approximately 20% and 14% and 11% and 10%, respectively, of the Company’s revenue was from another client, which is reported within the PBM segment. Amounts due from this client approximated $5,175 as of March 31, 2007.

For the three months ended March 31, 2007, approximately 11% and 10% of the cost of claims was from two pharmacy chains. For the nine months ended March 31, 2007, approximately 12% of the cost of claims was from one pharmacy chain. Amounts payable to these pharmacy chains approximated $7,082 and $6,799 as of March 31, 2007. For the three and nine months ended March 31, 2006, no pharmacy chain accounted for more than 10% of the total cost of claims.

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

OPERATING INCOME

Three Months Ended March 31,

	2007	Increase/ (Decrease)	2006
Revenue	$145,026	(33.1)%	$216,801
Cost of claims	123,700	(36.4)%	194,381

Gross profit	21,326	(4.9)%	22,420
Selling, general and administrative expenses	21,402	10.8%	19,308

Operating (loss) income	$(76)	(102.4)%	$3,112

OPERATING INCOME Nine Months Ended March 31,
	2007	Increase/ (Decrease)	2006
Revenue	$533,043	(18.2)%	$651,402
Cost of claims	466,819	(19.8)%	581,742

Gross profit	66,224	(4.9)%	69,660
Selling, general and administrative expenses	61,446	8.0%	56,897

Operating income	$4,778	(62.6)%	$12,763

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue decreased $71,775, or 33.1%, from $216,801 for the three months ended March 31, 2006 to $145,026 for the three months ended March 31, 2007. The decrease in revenue is primarily the result of a decrease in covered lives during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Cost of claims decreased $70,681, or 36.4%, from $194,381 for the three months ended March 31, 2006 to $123,700 for the three months ended March 31, 2007. This decrease is primarily the result of a decrease in covered lives during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. As a percentage of revenue, cost of claims decreased from 89.7% to 85.3% for the three months ended March 31, 2006 and March 31, 2007, respectively.

Gross profit decreased $1,094, or 4.9%, from $22,420 for the three months ended March 31, 2006 to $21,326 for the three months ended March 31, 2007. This decrease is primarily the result of a $1,686 reduction from our PBM segment primarily related to a $2,689 reduction in rebate revenue due to the current trends in negotiations with our clients offset by improved changes in our client mix. This decrease was partially offset by a $592 increase in gross profit from our Specialty segment. Gross profit, as a percentage of revenue, increased from 10.3% to 14.7% for the three months ended March 31, 2006 and March 31, 2007, respectively.

Selling, general and administrative expenses increased $2,094, or 10.8%, from $19,308 for the three months ended March 31, 2006 to $21,402 for the three months ended March 31, 2007. This increase is primarily the result of i) $1,491 net increase in compensation and related items, ii) $466 net increase in professional fees and insurance, and iii) $137 net increase in other selling, general and administrative expenses.

Selling, general and administrative expenses as a percent of revenue increased from 8.9% for the three months ended March 31, 2006 to 14.8% for the three months ended March 31, 2007.

Other income, net decreased $55, or 14.1%, from $389 for the three months ended March 31, 2006 to $334 for the three months ended March 31, 2007. The decrease primarily relates to additional interest expense incurred during the three months ended March 31, 2007 in relation to the financing of various capital leases.

Income before (benefit) provision for income taxes decreased $3,243, or 92.6%, from $3,501 for the three months ended March 31, 2006 to $258 for the three months ended March 31, 2007. The decrease primarily relates to i) $2,094 increase in our selling, general and administrative expenses, ii) $1,094 decrease in our gross profit, and iii) $55 decrease in other income as noted above.

Our effective tax rate was (66.7%) for the three months ended March 31, 2007 as compared to 42.6% for the three months ended March 31, 2006. The decrease in the effective tax rate for the three months ended March 31, 2007 primarily resulted from a $439 reversal of a prior state tax reserve as the related statute of limitations expired during the quarter ended March 31, 2007 offset by lower pre-tax income combined with the effects of expensing employee stock options in accordance with SFAS No. 123(R).

Net income decreased $1,578, or 78.6%, from $2,008 for the three months ended March 31, 2006 to $430 for the three months ended March 31, 2007. The decrease is primarily the result of i) the decrease in gross profit, ii) the increase in selling, general and administrative expenses, and iii) the decrease in other income. These decreases were offset by the recognition of a $172 benefit from income taxes for the three months ended March 31, 2007 as compared to a $1,493 provision for income taxes for the three months ended March 31, 2006.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

In addition, there were two charges against net income available to common stockholders related to the New Mountain Transaction (see “Liquidity and Capital Resources”). The first of these charges relates to series A preferred stock cash dividends, which amounted to $1,381 for both three months ended March 31, 2007 and 2006. The series A preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80,000), which decreases to 3.5% after the fifth anniversary of issuance, March 19, 2009. The dividend of $1,381 represents the amount accrued and paid for the three months ended March 31, 2006. The dividend of $1,381 represents the amount accrued for the three months ended March 31, 2007. However, this dividend was not paid until April 2, 2007. The second charge is for the accretion of transaction expenses which was $117 for both three months ended March 31, 2007 and 2006.

After deducting these two charges from net income, there remained net income (loss) available to common stockholders of $(1,068) for the three months ended March 31, 2007 as compared to $510 for the three months ended March 31, 2006.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Revenue decreased $118,359, or 18.2%, from $651,402 for the nine months ended March 31, 2006 to $533,043 for the nine months ended March 31, 2007. The decrease in revenue is primarily the result of a decrease in covered lives during the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006.

Cost of claims decreased $114,923, or 19.8%, from $581,742 for the nine months ended March 31, 2006 to $466,819 for the nine months ended March 31, 2007. This decrease is primarily the result of decrease in covered lives during the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006. As a percentage of revenue, cost of claims decreased from 89.3% to 87.6% for the nine months ended March 31, 2006 and March 31, 2007, respectively.

Gross profit decreased $3,436, or 4.9%, from $69,660 for the nine months ended March 31, 2006 to $66,224 for the nine months ended March 31, 2007. This decrease is primarily the result of a $5,676 reduction in rebate revenue from our PBM segment (exclusive of the $1,017 Rebate Error as defined and discussed in our Quarterly Report on Form 10-Q for the period ended September 30, 2006 (“First Quarter 10-Q”)) due to the current trends in negotiations with our clients offset by improved changes in our client mix. This decrease was partially offset by i) $506 net increase which consists of $1,523 relating to the Claims Payable Error as defined and discussed in the First Quarter 10-Q offset by $1,017 relating to the Rebate Error as noted above, ii) $794 increase in gross profit from our PBM segment, exclusive of rebates and iii) $940 increase in gross profit from our Specialty segment. Primarily due to the improved changes in our client mix, gross profit, as a percentage of revenue, increased from 10.7% to 12.4% for the nine months ended March 31, 2006 and March 31, 2007, respectively.

Selling, general and administrative expenses increased $4,549, or 8.0%, from $56,897 for the nine months ended March 31, 2006 to $61,446 for the nine months ended March 31, 2007. This increase is primarily the result of i) $2,787 net increase in compensation and related items, ii) $1,956 increase in professional fees and insurance, and iii) $831 increase related to the Claims Payable Error as noted above. These increases were offset by $584 related to the Lease Error as defined and discussed in the First Quarter 10-Q and $441 of net reductions in other selling, general and administrative expenses.

Selling, general and administrative expenses as a percent of revenue increased from 8.7% for the nine months ended March 31, 2006 to 11.5% for the nine months ended March 31, 2007.

Other income, net increased $129, or 16.4%, from $787 for the nine months ended March 31, 2006 to $916 for the nine months ended March 31, 2007. The increase primary relates to a $192 increase in interest income earned from higher interest rates and on higher cash balances for the nine months ended March 31, 2007. This increase was offset by $104 of additional interest expense incurred during the nine months ended March 31, 2007 primarily related to the financing of various capital leases.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

Income before (benefit) provision for income taxes decreased $7,856, or 58.0%, from $13,550 for the nine months ended March 31, 2006 to $5,694 for the nine months ended March 31, 2007. The decrease primarily relates to the $3,436 decrease in our gross profit as well as the $4,549 increase in our selling, general and administrative expenses, offset by the $129 net increase in other income as noted above.

Our effective tax rate was 41.1% for the nine months ended March 31, 2007 as compared to 42.6% for the nine months ended March 31, 2006. The decrease in the effective tax rate for the nine months ended March 31, 2007 primarily resulted from a $439 reversal of a prior state tax reserve as the related statute of limitations expired during the quarter ended March 31, 2007 offset by lower pre-tax income combined with the effects of expensing employee stock options in accordance with SFAS No. 123(R).

Net income decreased $4,418, or 56.8%, from $7,773 for the nine months ended March 31, 2006 to $3,355 for the nine months ended March 31, 2007. The decrease is primarily the result of i) the decrease in gross profit, ii) the increase in selling, general and administrative expenses, offset by i) the decrease in our effective tax rate from 42.6% for the nine months ended March 31, 2006 to 41.1% for the nine months ended March 31, 2007 and ii) the increase in other income.

In addition, there were two charges against net income available to common stockholders related to the New Mountain Transaction (see “Liquidity and Capital Resources”). The first of these charges relates to series A preferred stock cash dividends, which amounted to $4,204 for both nine months ended March 31, 2007 and 2006. The series A preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80,000), which decreases to 3.5% after the fifth anniversary of issuance, March 19, 2009. The dividends of $4,204 represents the amount accrued and paid for the nine months ended March 31, 2006. The dividends of $4,204 represents the amount accrued for the nine months ended March 31, 2007. However, $1,381 of this dividend was not paid until April 2, 2007. The second charge is for the accretion of transaction expenses which was $356 for both nine months ended March 31, 2007 and 2006.

After deducting these two charges from net income, there remained net income (loss) available to common stockholders of $(1,205) for the nine months ended March 31, 2007 as compared to $3,213 for the nine months ended March 31, 2006.

Liquidity and Capital Resources

Our primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades, funding of accounts receivable and inventory in our mail service facility and specialty pharmacy. Also, we require cash to execute our strategy of pursuing acquisitions of specialty pharmacy businesses and PBM businesses meeting specific criteria. We have acquired seven companies since July 2000 utilizing primarily cash. This has had the effect of increasing our working capital deficits until sufficient profitability is earned to offset these deficits. As of March 31, 2007, we had a working capital deficit of $2,909 as compared to a working capital deficit of $7,098 as of June 30, 2006.

As a result of our normal payment cycle, cash disbursement accounts carrying negative book balances of $2,429 and $11,015 (representing outstanding checks not yet presented for payment) have been reclassified to claims payable to pharmacies, rebates payable to clients and trade and other payables and accrued expenses as of March 31, 2007 and June 30, 2006, respectively. This reclassification restores balances to cash and current liabilities for liabilities to our vendors, clients and participants which have not cleared. No overdraft or unsecured short-term loan exists in relation to these negative balances.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

We have invested substantial amounts of time and resources to our Medicare drug benefit program. In order for us to maintain our licensures and continue to apply for licensure in the various states, we must fulfill statutory capital and surplus requirements. We currently maintain $6,559 in a cash account to fulfill such requirements. We expect the total funding requirements in order to fulfill statutory capital and surplus requirements in various states to approximate $14,000. We may not be able to realize any return on our investments in Medicare initiatives if the cost and complexity of recent changes by and requirements of CMS exceed our expectations or prevent effective program implementation; if the government alters or reduces funding of Medicare programs because of the higher-than-anticipated cost to taxpayers of the Medicare Modernization Act of 2003 (“MMA”) or for other reasons; if we fail to become a risk bearing entity prior to the expiration of the CMS waivers for the 43 other states and territories; or if we fail to design and maintain programs that are attractive to our clients or individual Medicare participants; or if we are not successful in retaining employer groups and their enrollees, or if CMS does not renew our contract.

Net cash provided by operating activities was $5,654 for the nine months ended March 31, 2007 as compared to $7,289 for the nine months ended March 31, 2006. This decrease of $1,635 is primarily the result of a $23,362 decrease in rebates receivable from manufacturers, a $10,751 decrease in accounts receivable and a $11,660 increase in trade and other payables and accrued expenses. These decreases were partially offset by a $23,234 decrease in claims payable to pharmacies and a $18,996 decrease in rebates payable to clients. This decrease was further caused by $1,908 of net decreases in other operating activities.

Historically, the timing of our collections of accounts receivable and payments of accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan clients on the one hand, and our pharmacy network on the other hand. These terms generally lead to our payments to participating pharmacies being slower than our corresponding collections from plan clients. We believe that this situation is not unusual in the pharmacy benefit management industry and expect to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future and, if they were to change materially, we could require additional working capital financing. We have put in place a $65,000 revolving credit facility for acquisitions and working capital financing. However, if such terms of trade were to change materially, and/or if we were unable to obtain additional working capital financing, there could be a material adverse effect on our business, financial condition, or results of operations. Subsequent to December 31, 2006, we notified JPMorgan that we did not timely file our Quarterly Report on Form 10-Q for the period ended December 31, 2006 (“Second Quarter 10-Q”), and requested temporary waivers of the relevant provisions of our credit agreement arising from the failure to timely file the Second Quarter 10-Q. On February 16, 2007, we received a waiver to our credit agreement with JPMorgan, to temporarily waive certain relevant provisions of the credit agreement arising from the failure to timely file the First Quarter 10-Q and the Second Quarter 10-Q. As a result, we were entitled to borrow up to $20,000 pursuant to the credit agreement until March 31, 2007. Among other things, the wavier required us to provide a certificate of a financial officer and other items to the lenders on or before March 31, 2007. We provided these items to the lenders prior to March 31, 2007 which allowed us to regain complete access to borrow up to $65,000 pursuant to our credit agreement, subject to standard conditions and requirements.

Net cash used in investing activities was $5,189 for the nine months ended March 31, 2007 as compared to $6,010 for the nine months ended March 31, 2006. The $5,189 net cash used in investing activities for the nine months ended March 31, 2007 was primarily the result of $4,027 used for capital expenditures, $901 used for an earnout payment to PPP and $266 used for the acquisition of MPP.

Net cash used in financing activities was $3,255 for the nine months ended March 31, 2007 as compared to $1,693 of net cash provided by financing activities for the nine months ended March 31, 2006. This decrease of $4,948 is primarily the result of i) the Company paying an additional $2,269 towards their capital lease obligations during the nine months ended March 31, 2007, ii) $2,823 reduction in the proceeds from the

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

exercise of stock options, and iii) $1,237 reduction in the excess tax benefit from the exercise of stock options. These decreases were offset by the Company not paying $1,381 of dividends on the series A preferred stock for the quarter ended March 31, 2007 until April 2, 2007.

EBITDA

On January 28, 2005, we entered into a five-year $65,000 line of credit with a syndicate of commercial banks led by JPMorgan. Subject to certain conditions, the line of credit may be increased by an aggregate of $35,000. The line of credit contains various covenants that, among other things, require us to maintain certain financial ratios, which are consolidated net worth, consolidated fixed charge ratio and consolidated debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. The consolidated fixed charge ratio and the consolidated debt to EBITDA ratio are evaluated by JPMorgan as a measure of our liquidity and our ability to meet all of our obligations under the credit facility. As of March 31, 2007, we were in compliance with the aforementioned financial covenants.

We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under generally accepted accounting principles. The items excluded from EBITDA but included in the calculation of our reported net income are significant components of our consolidated statements of income, and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies.

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

Net cash provided by operating activities can be reconciled to EBITDA, which we believe to be the most directly comparable financial measure to net cash provided by operating activities, as follows:

	Nine Months Ended March 31,
	2007 (1)	2006
Net cash provided by operating activities	$5,654	$7,289
Provision for income taxes	2,339	5,777
Interest (income) expense, net	(895)	(807)
Net change in assets and liabilities	10,289	8,461
Non-cash items to reconcile net cash from operations to net income	(5,480)	(2,578)

EBITDA	$11,907	$18,142

Adjusted prescriptions (2)	19,361	25,633
EBITDA per adjusted prescription	$0.61	$0.71

(1)	During the quarter ended March 31, 2007, we did not pay $1,381 of dividends on the series A preferred stock until April 2, 2007. During the quarter ended March 31, 2006, we paid $1,381 of dividends on the series A preferred stock.

(2)	Estimated adjusted prescription volume equals prescriptions processed at our mail service facility multiplied by 3, plus retail prescriptions. The prescriptions processed at our mail service facility are multiplied by 3 to adjust for the fact that they typically include approximately 3 times the amount of product days supplied compared with retail prescriptions.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All in thousands, except share amounts)

(UNAUDITED)

Off-Balance Sheet Arrangements

None.

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

The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of March 31, 2007:

Payments Due by Period

	Total	2007	2008-2009	2010-2011	Thereafter
Capital Lease Obligations	$2,845	$1,125	$1,505	$215	$—
Operating Leases	$10,818	$3,571	$3,940	$1,818	$1,489

Total Contractual Cash Obligations	$13,663	$4,696	$5,445	$2,033	$1,489

Commitments and Contingencies

As an approved prescription drug plan (“PDP”) sponsor, our subsidiary, NMHC Group Solutions, began offering a PDP under Medicare Part D to individual enrollees and employer groups on January 1, 2007. NMHC Group Solutions entered into a formal agreement with CMS on October 13, 2006 to operate as a national PDP sponsor. Under regulations established by CMS governing participation in the Medicare Part D program and state regulations, NMHC Group Solutions must be licensed as a risk-bearing entity regulated under state insurance laws and must obtain licensure as a domestic insurance company. NMHC Group Solutions has been approved to operate as a risk-bearing entity in its domicile state, Delaware, and has filed applications for licensure in the 49 other states and Washington D.C., and Puerto Rico. NMHC Group Solutions is currently acting as a risk-bearing entity for individual enrollees in its PDP. We are at various stages with these applications in the ancillary states and have obtained licensure in eight additional states to operate as a risk-bearing entity. We are currently operating under a three-year waiver granted by CMS for the states and territories which have not issued us a risk-

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

bearing license. In order for NMHC Group Solutions to maintain its licensures and continue to apply for licensure in the various states, it must fulfill statutory capital and surplus requirements. NMHC Group Solutions currently maintains $6,559 in a cash account to fulfill such requirements. We expect the total funding requirements to fulfill statutory capital and surplus requirements in various states to approximate $14,000.

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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

We anticipate that current cash positions, together with anticipated cash flow from operations, will be sufficient to satisfy our contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. However, it is one of our stated goals to acquire specialty pharmacy businesses and PBM businesses meeting specific criteria. Depending on our evaluation of future acquisitions, additional cash may be required to complete these acquisitions. In addition, we will require cash to acquire inventory for our mail service and specialty service operations, and fulfill statutory capital and surplus requirements in connection with our PDP. In the event that our plans change or our assumptions prove to be inaccurate, or our cash on hand together with the proceeds from our revolving credit facility prove to be insufficient to fund operations and acquisitions, we could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to us, if at all.

For the nine months ended March 31, 2007 and 2006, approximately 19% and 24%, respectively, of our revenue was from Mohawk Valley Physicians’ Health Plan, Inc. (“MVP”), a client administering multiple plans, which is reported within the PBM segment. For the three months ended March 31, 2006, approximately 23% of our revenue was from MVP.

On May 4, 2006, MVP notified us that they will not be renewing their contract with us which expired on December 31, 2006.

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

Revenue Recognition Our revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to clients and participants, either through our nationwide network of pharmacies, our mail service pharmacy or our specialty pharmacy. We enter into a fee for service (per claim charges) arrangement with our clients for the payment of administrative fees. Under the fee for service arrangement, we are paid by our clients for our contractually agreed upon rates based upon actual claims adjudicated plus a fixed transaction fee. Revenue related to the sales of prescription drugs by our nationwide network of pharmacies, our mail service pharmacy or specialty pharmacy, is recognized when the claims are adjudicated and the prescription drugs are shipped. Co-payment revenue recognized during the three months ended March 31, 2007 and 2006 was $4,210 and $4,728, respectively. Co-payment revenue recognized

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

during the nine months ended March 31, 2007 and 2006 was $12,649 and $13,846, respectively. Claims are adjudicated at the point-of-sale using our on-line processing system. To date, our mail service pharmacy primarily fills prescriptions for our plan clients. Revenue from these intercompany sales is eliminated in consolidation. Specialty pharmacy revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third-party payors, patients and others. For the nine months ended March 31, 2007, approximately 53% of revenues from our specialty pharmacy are from prescriptions filled for our plan clients. Revenue from these intercompany sales is eliminated in consolidation. The remaining 47% of revenues from our specialty pharmacy are recognized at the point of shipment.

Participant co-payments are not recorded as revenue. Under our client contracts, the pharmacy is solely obligated to collect the co-payments from the participants. Under client contracts, we do not assume liability for participant co-payments in pharmacy transactions. As such, we do not include participant co-payments to pharmacies in revenue or cost of claims. For the three months ended March 31, 2007 and 2006, excluded from our revenue and cost of claims was $53,393 and $82,544, respectively, of participant co-payments to pharmacies. For the nine months ended March 31, 2007 and 2006, excluded from our revenue and cost of claims was $198,683 and $243,043, respectively, of participant co-payments to pharmacies. If the above amounts were included in our revenue and cost of claims, our operating income, net income, consolidated balance sheets and statements of cash flows would not have been affected.

We evaluate client contracts using the indicators of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” to determine whether we act as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. We act as a principal in most of our transactions with clients and revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with clients, as well as our administrative fees (“Gross Reporting”). Gross reporting is appropriate because we (a) have separate contractual relationships with clients and with pharmacies, (b) are responsible to validate and economically manage a claim through our claims adjudication process, (c) commit to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (d) manage the overall prescription drug plan relationship with the patients, who are participants of clients’ plans, and (e) have credit risk for the price due from the client. There are certain contracts in which the Company recognizes revenue on a net basis. The primary factor that leads to recognizing net revenue on these contracts is that the amount the Company earns is primarily fixed. Whether revenues are recorded on either a gross or net basis, we record the gross amount billed in accounts receivable and the related claims payable to pharmacies on our consolidated balance sheets.

The rebates and administrative fees (“pharmaceutical manufacturer payments”) that we receive from pharmaceutical manufacturers are recognized when we are entitled to them in accordance with the terms of our arrangements with pharmaceutical manufacturers, third party rebate administrators, and our clients, and when the amount of the pharmaceutical manufacturer payment is determinable. Our rebate revenue is reduced by the estimated amount of pharmaceutical manufacturer payments that our clients are entitled to. We compute the estimated amount of pharmaceutical manufacturer payments due direct from the drug manufacturers based on the actual claims, estimated market data and the criteria established in each individual contract. The drug manufacturers are obligated to reimburse us for earned pharmaceutical manufacturer payments within a specified period of time. We reconcile our estimates to amounts received from the manufacturers on a quarterly basis. Certain of our clients are contractually entitled to all or a portion of the pharmaceutical manufacturer payments we receive. For the three months ended March 31, 2007 and 2006, the pharmaceutical manufacturer payments retained by us have approximated 11.2% and 21.4%, respectively, of our total gross profit. For the nine months ended March 31, 2007 and 2006, the pharmaceutical manufacturer payments retained by us have approximated 11.9% and 20.6%, respectively, of our total gross profit. Based upon our client mix as well as trends in our negotiations with our clients, we expect pharmaceutical manufacturer payments to continue to account for a declining percentage of our total gross profit.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

Rebates We record the gross pharmaceutical manufacturer payment receivable and the appropriate payable to the clients based on estimates, which are subject to final settlement. The estimates are based upon claims submitted and our pharmaceutical manufacturer payment experience, and are adjusted as additional information becomes available. Upon billing the manufacturer, any differences between our estimate and the actual amount of the pharmaceutical manufacturer payments receivable is recorded to cost of claims, net of the estimated impact to our customers. Pharmaceutical manufacturer payments are generally paid to clients on a quarterly basis, or as agreed upon with our clients, subsequent to collections from pharmaceutical manufacturers, although there are certain instances where pharmaceutical manufacturer payments are paid to clients on a more accelerated basis.

As of March 31, 2007 and June 30, 2006, total unbilled manufacturer receivables amounted to approximately $29.8 million and $23.5 million, respectively.

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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

Income Taxes We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2007, we have current net deferred tax assets of $1,797 and non-current net deferred tax liabilities of $8,759. The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates. We periodically consider whether or not we should record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Based on our assessment as of March 31, 2007, a valuation allowance is not required against our deferred tax assets.

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

We use an expected stock-price volatility assumption that is based on the historical volatility of the underlying stock which is obtained from public data sources. This approach is used as a predictor of future realized and implied volatilities and is directly related to stock option valuation. For stock option grants issued during the nine months ended March 31, 2007, we used a weighted-average expected stock-price volatility of 58.2% based upon the historical volatility at the time of issuance.

With regard to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises. For stock option grants issued during the nine months ended March 31, 2007, we used a weighted-average expected option life assumption of 5.5 years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in significant activity with respect to market risk sensitive instruments. Accordingly, our risk with respect to market risk sensitive instruments is immaterial.

Item 4. Controls and Procedures

As more fully defined and described in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in the First Quarter 10-Q, we identified misstatements primarily relating to our rebates payable to clients, our claims payable to pharmacies and our accounting treatment for leases.

In order to strengthen our internal controls, the Company is implementing a process whereby our Legal Department and our Account Management Department, along with our Finance Department and Rebate and Formulary Group, will evaluate the terms and conditions for rebate payments to clients which will serve as the basis for payments to clients in the future. We are continuing the process of improving our internal controls over the review and estimation process regarding the payment of rebates to our clients. For example, the Company is working on a procedure to track changes to contractual provisions relating to the

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

calculation of rebates payable to clients. The Company has also implemented procedures for reviewing outstanding claims payable to pharmacies and for reviewing new leases to determine the proper accounting treatment in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of management, chiefly our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2007. Our principal executive officer and our principal financial officer have concluded that as of March 31, 2007, these disclosure controls and procedures were not effective in alerting them to material information, on a timely basis, required to be included in our periodic Securities and Exchange Commission filings. Based on that evaluation, the Company has adopted and is continuing to implement the additional procedures described above.

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

Due to the complex laws and regulations governing the Medicare program in which we participate, our recorded estimates may materially change in the future, and our failure to fully comply with such laws and regulations may adversely impact our business and financial results.

The Medicare program in which we participate is based upon extremely complex laws and regulations that are subject to interpretation. As a result, there is at least a reasonable possibility that our recorded estimates of receivables from CMS may change by a material amount in the near term. Additionally, our noncompliance with such laws and regulations could result in fines, penalties and exclusion from the Medicare program.

Although we are not aware of any allegations of noncompliance that could have a material adverse effect on our consolidated financial statements, we cannot assure you that any instances of noncompliance will not have a material adverse effect on our financial statements or results of operations.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 17, 2007 we held our 2006 Annual Meeting of Stockholders (the “Annual Meeting”). The holders of 5,471,365 shares of common stock and 6,956,522 shares of 7% series A redeemable convertible preferred stock were present in person or represented by proxy at the meeting. The following is a summary of the results of the voting by our stockholders at the Annual Meeting.

1.	Election of Directors

The stockholders elected the following persons to serve as directors of the Company for a term of one year. Votes were cast as follows:

	Number of Votes
Name	For	Withheld
James Smith	7,084,738	1,076,542
Paul J. Konigsberg	8,076,067	85,213
Gerald Angowitz	8,057,067	86,213
Steven B. Klinsky	6,999,240	1,162,040
Micheal B. Ajouz	7,084,738	1,076,542
G. Harry Durity	7,084,738	1,076,542
Michael T. Flaherman	7,084,738	1,076,542
Robert R. Grusky	7,084,738	1,076,542
Thomas W. Erickson	8,148,455	12,825
Daniel B. Hebert	8,155,855	5,425

2.	The stockholders approved the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 2007. Votes were cast as follows:

For	Against	Abstain
8,160,505	0	775

A detailed description of the matters voted upon at the Registrant’s 2006 Annual Meeting of Stockholders has been previously reported in NMHC’s Definitive Proxy Statement filed with the SEC on March 28, 2007.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

Item 5. Other Information

2007 Annual Meeting Date; Deadlines for Stockholder Proposals

Our 2007 Annual Meeting of Stockholders will be held in December 2007.

•

Pursuant to Rule 14a-8 under the Exchange Act, the deadline for submitting stockholder proposals for inclusion in our proxy statement and form of proxy for the 2007 Annual Meeting is September 17, 2007, which we believe is a reasonable time before we will begin the printing and mailing of our proxy materials for the 2007 annual meeting.

•

The date after which notice of a stockholder proposal submitted outside of the processes of Rule 14a-8 is considered untimely for purposes of Rule 14a-4(c)(1) under the Exchange Act is October 1, 2007, which we believe is a reasonable time before we will begin the printing and mailing of our proxy materials for the annual meeting.

Stockholder proposals should be addressed to National Medical Health Card Systems Inc., Attention: Corporate Secretary, 26 Harbor Park Drive, Port Washington, NY, 11050. It is recommended that stockholders submitting proposals use certified mail, return receipt requested in order to provide proof of timely receipt. We reserve the right to reject, rule out of order, or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements, including conditions established by the SEC.

Item 6. Exhibits

Number	Description of Exhibit
3.1	Certificate of Incorporation of NMHC (2)

3.2	Certificate of Amendment to the Certificate of Incorporation of NMHC (5)

3.3	Amended and Restated Bylaws of NMHC (5)

3.4	Amended and Restated Audit Committee Charter (5)

3.5	Amendment No. 1 to Amended and Restated By-Laws of NMHC (9)

3.6	Nominating and Corporate Governance Committee Charter (6)

4.1	Form of Warrant Agreement, including form of Representatives’ Warrants (1)

4.2	Certificate of Designation, Preferences and Rights of Series A 7% Convertible Preferred Stock of NMHC (5)

10.1	Credit Agreement dated January 28, 2005 among NMHC, the Lenders party thereto and JPMorgan Chase, as Administrative Agent (7)

10.2	Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development Corporation and NMHCRx Mail Order, Inc. (3)

10.3	AmerisourceBergen Prime Vendor Agreement, dated May 1, 2006 between NMHCRx Mail Order, Inc. d/b/a NMHCmail and AmerisourceBergen Drug Corporation (3) *

10.4	Amendment to Lease Agreement, dated as of October 23, 2003, by and among BFS Realty, LLC and National Medical Health Card Systems, Inc. (4)

10.5	Form of Stock Option Agreement between NMHC and Non-Employee Directors (9)

10.6	Form of Stock Option Agreement between NMHC and Senior Executive Officers (9)

10.7	Form of Severance Agreement for Senior Executive Officers (9)

10.8	Form of Excise Tax Gross-Up (10)

10.9	Agreement between NMHC and Mr. Thomas W. Erickson, dated February 23, 2007 (11)

10.10	Form of Stock Option Agreement between NMHC and Mr. Thomas W. Erickson, dated March 12, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES

(All in thousands, except share amounts)

(1)	Denotes document filed as an Exhibit to NMHC’s Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.
(2)	Denotes document filed as an Exhibit to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.
(3)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K for the year ended June 30, 2006 and incorporated herein by reference.
(4)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K/A Amendment Number 2 for the year ended June 30, 2003 and incorporated herein by reference.
(5)	Denotes document filed as an Exhibit to NMHC’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(6)	Denotes document filed as an appendix to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on October 28, 2005 and incorporated herein by reference.
(7)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on February 3, 2005 and incorporated herein by reference.
(8)	Denotes documents filed as an Exhibit to NMHC’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.
(9)	Denotes documents filed as an Exhibit to NMHC’s Form 10-Q filed for the quarter ended December 31, 2005 and incorporated herein by reference.
(10)	Denotes document filed as an Exhibit to NMHC’s Form 8-K filed on September 22, 2006 and incorporated herein by reference.
(11)	Denotes document filed as an Exhibit to NMHC’s Form 8-K filed on February 28, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
(Registrant)

Date: May 9, 2007	By:	/s/ James F. Smith
James F. Smith
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stuart Diamond
Stuart Diamond
Chief Financial Officer
(Principal Financial Officer)