Form 10-K/A
period 2006-06-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2007-08-22
CIK 813562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

National Medical Health Card Systems, Inc. (the “Registrant”) is filing this Amendment No.1 to its Annual Report on Form 10-K/A (this “Amendment”) to amend Items 10 through 14 of Part III of its Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission (the “Commission”) on September 13, 2006 (the “Original Filing”), to include the information required by such items, because certain information included in the Registrant’s definitive proxy statement filed on December 13, 2006 pursuant to Regulation 14A was modified in the amendment to the Registrant’s definitive proxy statement filed on March 28, 2007.

Except as otherwise expressly noted herein, this Amendment to Annual Report on Form 10-K/A does not reflect events occurring after the September 13, 2006 filing of our original Annual Report on Form 10-K in any way, except to reflect the changes discussed in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing.

The Registrant does not undertake to update any information or disclosures in, or exhibits to, the Original Filing to reflect events and circumstances occurring since the Original Filing. Such matters will be addressed in subsequent reports filed with the Commission.

As a result of this Amendment, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Registrant is filing new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements are contained within this Amendment, the Registrant is not including the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following items of Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 are hereby amended. Each such item is set forth in its entirety as amended.

PART III

References in this Form 10-K/A to “we,” “our,” “us,” or the “Company,” refer to the Registrant.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

National Association of Securities Dealers, Inc. (“NASD”) rules require most companies whose stock is quoted on the Nasdaq stock exchange, following their first annual stockholders meeting after January 15, 2004, to have a board of directors composed of a majority of independent directors, as determined and defined under NASD Rule 4350(c), and to comply with certain other requirements for committees and independent directors. Companies that are controlled by a single stockholder or a group of stockholders acting together are eligible to utilize an exemption from certain of the requirements under NASD Rule 4350(c)(5), including the requirement that a majority of directors be independent. We are a “controlled company,” as defined in Nasdaq’s rules, because New Mountain Partners, L.P. and its affiliates own more than 50% of our voting power. Accordingly, we have availed ourselves of the exemption from the rule requiring a majority of the directors be independent.

Our board of directors currently consists of a ten (10) member board, all of whom are standing for re-election at this year’s annual meeting. Our current certificate of incorporation provides that each member of the board of directors shall be elected for a one-year term at each annual meeting of stockholders. All of the current directors’ terms will expire at this annual meeting. As a result of the New Mountain Transaction, New Mountain Partners, L.P. and New Mountain Affiliated Investors, L.P., as holders of all of the series A convertible preferred stock, are entitled to elect at least 60% of the members of our board of directors and the common stockholders are entitled to elect the remaining members of our board of directors. All ten (10) members of the board which the common stockholders and series A convertible preferred stockholders are entitled to elect are to be elected at the annual meeting.

The persons named in our last proxy filed on March 28, 2007 will vote to elect as directors the nominees named below, all of whom are presently serving as directors. All of the nominees have indicated their willingness to serve, if elected, but if any should be unable or unwilling to serve, proxies may be voted for a substitute nominee designated by our board of directors. Each director will be elected to hold office until the next annual meeting of stockholders subject to the election and qualification of his successor and to his earlier death, resignation or removal.

The following text presents information as of the date of our last proxy statement filed on March 28, 2007 concerning persons nominated for election as common stock directors and persons nominated for election as series A convertible preferred stock directors, including in each case his name, his age as of March 16, 2007, his current membership of committees of the board of directors, his principal occupations or affiliations during the last five years and certain other directorships held by him.

Directors

James F. Smith. Mr. Smith, 58, became our Chief Executive Officer and President on August 30, 2004 and has been serving as a director since May 2005. From April 2000 to July 2004, Mr. Smith served as Senior Vice President of healthcare services and government relations at CVS Corporation. From 1999 to 2000, he served as Senior Vice President of e-commerce at Eckerd Corporation, and from 1997 to 1999, he served as Senior Vice President of managed care operations at Eckerd Services. Mr. Smith has also served as Vice President of managed care operations at TDI Managed Care from 1994 to 1997. His other positions include Vice President of Express Pharmacy Service operations from 1992 to 1994, and Vice President of loss prevention and operational audit at Thrift Drug from 1986 to 1992. He was a member of the board of directors of Pharmaceutical Care Management Association (PCMA) and in 1999 served as its chairman.

Gerald Angowitz. Mr. Angowitz, 58, has served as a director for us since June 26, 1998. Mr. Angowitz presently works as a management consultant through the Angowitz Company, which provides consulting services. Mr. Angowitz had served as Senior Vice President of Human Resources and Administration for RJR Nabisco, Inc. (“RJR”), a consumer products manufacturer, from March 1995 until December 1999. Mr. Angowitz previously served as Vice President of Human Resources for RJR from February 1994 to March 1995 and Vice President of employee benefits at RJR from January 1992 to February 1994. Mr. Angowitz also serves as the Chairman of our compensation committee and a member of our audit committee and nominating and corporate governance committee.

Daniel B. Hébert. Dan Hébert, 51, has served as a director for us since December 7, 2005. Mr. Hébert is a managing director and partner of Tri-Artisan Partners, a privately held merchant bank, since March 2005. Prior to joining Tri-Artisan Partners, he spent approximately five years as head of Merger & Acquisitions at Rabobank International, a large Dutch bank specializing in the food and beverage industry. From September 1991 through March 1999, Mr. Hébert was a managing director in the corporate finance department of BT Alex Brown. Prior to joining BT Alex Brown, Mr. Hébert formed Dakota Capital in February 1991 to acquire a leading Canadian wine distributor and from 1985 to 1991, he worked as a director in the corporate finance department of Salomon Brothers.

Paul J. Konigsberg. Mr. Konigsberg, 70, has served as a director for us since November 2000. Mr. Konigsberg is a certified public accountant and has been a senior partner in the accounting firm of Konigsberg Wolf & Co., P.C. since 1970. Mr. Konigsberg also serves as the Chairman of our audit committee and a member of our compensation committee and nominating and corporate governance committee. He is a member of the board of directors of Gramercy Capital Corporation. From January 1998 until October of 2002, Mr. Konigsberg also served on the board of directors of Sandata.

Steven B. Klinsky. Mr. Klinsky, 51, served as our Chairman of the board of directors from March 19, 2004 until June 14, 2004 and currently serves as a director for us. Mr. Klinsky is the founder and has been the managing member and Chief Executive Officer of New Mountain Capital, L.L.C. (“New Mountain Capital”) since January 2000. From 1986 to June 1999, Mr. Klinsky was a general partner of Forstmann Little & Co., a private equity firm. He was formerly a director of Strayer Education, Inc., where he served as non-executive Chairman from March 2001 until February 2003 and of Surgis, Inc. Mr. Klinsky also serves on the board of directors Overland Solutions, Inc., Apptis Holdings, Inc., MailSouth Inc., Deltek Systems Inc. and Connextions, Inc. In addition, Mr. Klinsky serves as the Chairman of our nominating and corporate governance committee and a member of our compensation committee.

Michael B. Ajouz. Mr. Ajouz, 33, has served as a director for us since March 19, 2004. Mr. Ajouz, currently a managing director of New Mountain Capital, joined New Mountain Capital as a principal in September 2000. From July 1998 to September 2000, Mr. Ajouz was an executive in the New York office of Kohlberg Kravis Roberts & Co., where he worked on transactions in a variety of industries. From August 1996 to July 1998, Mr. Ajouz was an investment banking professional in the Mergers and Acquisitions Department of Goldman, Sachs & Co., where he evaluated and executed numerous strategic transactions. From August 1995 to May 1996, he was a professional at the economic consulting firm Cornerstone Research. Mr. Ajouz also served on the board of directors of Surgis, Inc. and serves on the board of directors of Apptis Holdings, Inc., Deltek Systems, Inc. and Connextions, Inc.

G. Harry Durity. Mr. Durity, 60, has served as a director for us since March 19, 2004 and served as our Chairman of the board of directors from June 14, 2004 until February 23, 2007. Mr. Durity has been a senior advisor to New Mountain Capital since May 2005. Previously, Mr. Durity was a Corporate Vice President of worldwide business development for Automatic Data Processing, Inc., or ADP, which he joined in August 1994. Mr. Durity headed ADP’s mergers and acquisitions group and was a member of ADP’s executive committee. From February 1993 to August 1994, Mr. Durity worked for Revlon Consumer Products Company as a Senior Vice President of corporate development and also served on Revlon’s executive committee. From January 1990 to January 1993, Mr. Durity was President of the Highlands Group, a boutique merger and acquisition advisory firm. From October 1980 to December 1989, Mr. Durity served as a Vice President of corporate development for RJR. Mr. Durity also serves as a member of the board of directors of Website Pros.

Thomas W. Erickson. Mr. Erickson, 56, has served as a director and our Chairman of the board of directors since February 23, 2007. Mr. Erickson has been a consultant to New Mountain Capital since January 2007. Mr. Erickson also currently serves as Chairman of the board of directors of PATHCare, Inc., an operator of long term care facilities, a position he has held since March 2006. From June 2004 to June 2006, Mr. Erickson served as Chairman of the board of directors of Trans Healthcare, Inc. an operator of long term care facilities. From December 2002 to August 2005, Mr. Erickson served as chairman of the board of directors, and, from February 2003 to August 2005, as Interim President and Chief Executive Officer of LifeCare Holdings, Inc., the parent company of long term acute care hospitals. From September 2002 to May 2004, Mr. Erickson served as interim President and Chief Executive Officer of Luminex Corporation, a publicly traded biological testing technologies company. Mr. Erickson is currently a member of Luminex’s board of directors and serves as Chairman of its Executive Committee, a position he has held since May 2004. From July 2000 to March 2004, Mr. Erickson served as a member of the board of directors of Omega Healthcare Investors, Inc., a publicly traded healthcare real estate investment trust. From October 2000 to June 2001, Mr. Erickson was interim President and Chief Executive Officer of Omega Healthcare Investors and from June 2001 to January 2002 served as a management consultant to Omega Healthcare Investors. Mr. Erickson was also a co-founder, President and Chief Executive Officer of CareSelect Group, Inc.

Michael T. Flaherman. Mr. Flaherman, 42, has served as a director for us since March 19, 2004. Mr. Flaherman, currently is a managing director of New Mountain Capital, joined New Mountain Capital as a senior advisor in January 2003 and became a managing director in January 2004. From January 1995 to January 2003, Mr. Flaherman served as a member of the board of administration of the California Public Employees’ Retirement System, or CalPERS, the largest pension system in the United States. From March 2000 to January 2003, Mr. Flaherman served as Chairman of investment committee of the CalPERS’ board. From August 1993 to March 2000, Mr. Flaherman worked as an economist for the San Francisco Bay Area Rapid Transit District.

Robert R. Grusky. Mr. Grusky, 49, has served as a director for us since March 19, 2004. Mr. Grusky is the managing member of Hope Capital Management, LLC, the investment manager of Hope Capital Partners, L.P., an investment partnership, since its inception in 2000. Mr. Grusky was a co-founder of New Mountain Capital and served as a principal and managing director from January 2000 to December 2004. In January 2005, he became a senior advisor to New Mountain Capital. From April 1997 to December 1999, Mr. Grusky served in a number of roles at RSL Management, including President of RSL Investments Corporation. From July 1985 to April 1997, with the exception of 1990-1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. Mr. Grusky is also a member of the board of directors of AutoNation, Inc. and Strayer Education, Inc.

Former Director

David E. Shaw. Mr. Shaw, 55, served as a director for us from December 8, 2004 until February 23, 2007. Mr. Shaw has been a senior advisor to New Mountain Capital, LLC since February 2004. Mr. Shaw is the managing partner of Black Point Partners LLC, a private investment company which he founded in 1997 and he currently serves as a consultant and limited partner to Venrock Associates. He is also the founder and, from 1984 to 2002, served as the Chairman and Chief Executive Officer of IDEXX Laboratories, Inc., a publicly-held biotechnology, medical device and software company and has been a founding investor and/or director of several high technology companies including Cytyc and Microbia. Mr. Shaw has also been a director of Magen and Ikaria. Since 2002, he has served on the advisory board of the Harvard University John F. Kennedy School of Government and from 2002-2003, he served on the faculty of Harvard’s Center for Public Leadership. Since 1989, he has been on the Board of Governing Trustees and served as the Chair of The Jackson Laboratory, a leading genetics research institute from 1997 to 2001. He also served as a member of the Council on Foreign Relations, a member of the Executive Committee of the US-Israel Science and Technology Commission from 1994 to 1997, and from 1989 to 1997 he was a Trustee of Maine Medical Center.

Executive Officers

Our executive officers, and their ages and positions as of March 16, 2007 are:

Name	Age	Office and Position Held
James F. Smith	58	Chief Executive Officer and President
Stuart Diamond	46	Chief Financial Officer
Bill Masters	56	Chief Information Officer
Mark Adkison	44	Chief Specialty Officer
Tery Baskin	53	Chief Marketing Officer

James F. Smith. Mr. Smith, 58, has served as our President and Chief Executive Officer since August 2004. Information about Mr. Smith’s tenure with us and his business experience is presented above under “Directors.”

Stuart Diamond. Mr. Diamond, 46, has served as our Chief Financial Officer since January 2006. Mr. Diamond has also been a director of Medicis Pharmaceutical since November 2002, a publicly-traded pharmaceutical company. He served as worldwide Chief Financial Officer for Ogilvy Healthworld (formerly Healthworld Corporation), a division of Ogilvy & Mather, a division of WPP Group Plc, a London Stock Exchange-listed company, from January 2005 until January 2006, and he served as Chief Financial Officer of Healthworld Communications Group, a division of WPP Group Plc, a London Stock Exchange-listed company, from August 2003 until January 2005. He served as Chief Financial Officer of the Americas Region of the Bates Group and of Healthworld Corporation, divisions of Cordiant Communications, a London Stock Exchange-listed company, from October 2002 to August 2003. He served as Chief Financial Officer of Healthworld Corporation, a division of Cordiant Communications Group plc from March 2000 to October 2002. He served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Healthworld Corporation, a publicly-owned pharmaceutical advertising agency, from August 1997 to March 2000. Mr. Diamond was the Vice President-Controller of the Licensing Division of Calvin Klein, Inc., an apparel company, from April 1996 to August 1997. Mr. Diamond served as Chief Financial Officer of Medicis from 1990 until 1995.

Bill Masters. Mr. Masters, 56, has served as our Chief Information Officer since October 4, 2004. From May 1999 to July 2004, Mr. Masters was Vice President of healthcare business solutions at CVS Pharmacy. During his 10-year tenure at CVS, Mr. Masters also held the position of vice president, business development and support. From June 1980 to July 1993, Mr. Masters also held senior-level information systems positions at Reliable Drug Stores, Inc., Rite Aid Corporation and Begley Company, Inc.

Mark Adkison. Mr. Adkison, 44, has served as our Chief Specialty Officer since November 2005 and prior to that as our President of Specialty Pharmacy from October 2003 to November 2005. From December 2002 to September 2003, Mr. Adkison was the General Manager for Option Care. Mr. Adksion served as the Vice President/General Manager for MIM Corporation where he managed the Mail Service and Specialty Pharmacy Operation from January 2001 to March 2002.

Tery Baskin. Mr. Baskin, 53, has served as our Chief Marketing Officer since April 2003. He served as our chief operating officer from June 2001 to April 2003 and as our senior vice president of strategic planning from July 2000 to May 2001. He has been a licensed pharmacist since 1978. From 1993 to July 2000 he served as the President and a director of Pharmacy Associates, Inc. From July 2000 to June 2001, Mr. Baskin was the Senior Vice President of Pharmacy Associates, Inc., which in July 2000 became our wholly owned subsidiary. He has served as a director of the American Pharmaceutical Association Foundation since 1998 and as Treasurer since March 2002.

Each of the executive officers serves, subject to his or her employment agreement, until the meeting of the board of directors immediately following the annual meeting of stockholders.

Familial Relationships

There are no familial relationships among any of our executive officers, directors or nominees for director.

Compensation of Directors

Our bylaws provide that our directors may, by resolution of our board of directors, be paid a fixed fee and expenses for attendance at each regular or annual meeting of our board of directors and committee meetings. Directors who are our employees and directors who are New Mountain Capital professionals (employees, members or senior advisors) are not entitled to additional compensation. Directors who are neither our employees nor New Mountain Capital professionals (the “non-employee directors”) are entitled to receive the cash and equity compensation described below.

Non-employee directors receive:

•	$25,000 per year payable quarterly in cash for four quarterly board of directors meetings attended,

•	$1,250 per session for any additional meetings attended in person, and

•	$1,250 per session for any additional meetings attended telephonically.

Each member of the audit committee is paid an additional $5,000 per year for his service on the committee. An additional $5,000 per year is paid to the chairperson of the audit committee and the chairperson of the compensation committee.

Upon being appointed as a director, a non-employee director will be granted an option to purchase up to 20,000 shares of our common stock. The options will have an exercise price equal to the price at the close of business on the date of the grant of the options, vest over a four year period at a rate of 25% of the total shares on the anniversary of the date of grant and expire after seven years. In addition, immediately following each annual meeting, all non-employee directors will be granted 5,000 options with an exercise price equal to the closing price of our common stock on the date of such annual meeting. The options will have a seven year term and will terminate 90 days after the date the non-employee director ceases to be a director or consultant or 12 months after such date if the termination of service was due to death or disability. Each option will vest over four years at a rate of 25% of the total shares on the anniversary of the date of grant, so long as the non-employee director remains a director or consultant.

We paid an aggregate of $150,500 in directors’ fees during the fiscal year ended June 30, 2006.

We reimburse directors for out-of-pocket expenses incurred in connection with attending board of directors and committee meetings.

In December 2005, following our annual meeting, we granted each of our non-employee directors, Messrs. Angowitz, Konigsberg and Hébert, a grant of options to purchase 5,000 shares of common stock with an exercise price of $27.90 per share (the closing price on December 9, 2005, the date of the grant). Such options vest over a four-year period at a rate of 25% of the total shares on the anniversary of the date of grant commencing December 2006 and expire in December 2012.

The following chart contains the compensation received by members of our board of directors during the fiscal year ended June 30, 2006:

Director	Retainer[1]	Additional Meeting Fees	Fees Relating to Audit or Compensation Committee	Total Cash Paid	Options Granted in Fiscal Year 2006	Vesting	Expiration
Michael B. Ajouz	n/a	n/a	n/a	n/a	n/a
Gerald Angowitz	$25,000	$14,500	$12,000	$51,500	1,250	12/9/2006	12/9/2012
					1,250	12/9/2007	12/9/2012
					1,250	12/9/2008	12/9/2012
					1,250	12/9/2009	12/9/2012
G. Harry Durity[2]	n/a	$5,000	$4,000	$9,000	—
Thomas W. Erickson	n/a	n/a	n/a	n/a	n/a
Michael T. Flaherman	n/a	n/a	n/a	n/a	n/a
Robert R. Grusky	n/a	n/a	n/a	n/a	n/a
Daniel B. Hébert	$25,000	$5,500	$5,000	$35,500	1,250	12/9/2006	12/9/2012
					1,250	12/9/2007	12/9/2012
					1,250	12/9/2008	12/9/2012
					1,250	12/9/2009	12/9/2012
Paul J. Konigsberg	$25,000	$14,500	$15,000	$54,500	1,250	12/9/2006	12/9/2012
					1,250	12/9/2007	12/9/2012
					1,250	12/9/2008	12/9/2012
					1,250	12/9/2009	12/9/2012
Steven B. Klinsky	n/a	n/a	n/a	n/a	n/a
David E. Shaw[3]	n/a	n/a	n/a	n/a	n/a
James F. Smith[4]	n/a	n/a	n/a	n/a	6,068	12/2/2006	12/2/2012
					6,068	12/2/2007	12/2/2012
					6,067	12/2/2008	12/2/2012
					6,067	12/2/2009	12/2/2012

[1]	Retainer for annual meeting and attendance at four board meetings.
[2]

Mr. Durity is no longer entitled to director compensation as a New Mountain Capital professional. The amounts included in the chart above reflect director compensation paid to Mr. Durity for a portion of the fiscal year ended June 30, 2006 to which he was entitled.

[3]	Mr. Shaw resigned from our board of directors on February 23, 2007.
[4]	Mr. Smith’s options were granted in his capacity as an officer and not as a director.

Chairman Agreement with Thomas W. Erickson. We entered into a chairman agreement on February 23, 2007 with Mr. Erickson to serve as the chairman of our board of directors. Mr. Erickson’s chairman agreement is for a term of one year and provides for a payment of $250,000 for such year of service. Upon the request of Mr. Erickson at any time during the term of the chairman agreement, we will provide or reimburse Mr. Erickson for health, life and disability insurance and other benefits having terms and benefits commensurate with those now generally made available or later made generally available to our most senior employees. On March 12, 2007, we granted Mr. Erickson a one-time stock option award pursuant to our 1999 Stock Option Plan for 100,000 shares of our common stock at an exercise price of $14.02 per share, which options expire on March 12, 2017. The options will become exercisable upon the satisfaction of the following two conditions: (i) Mr. Erickson remains a director until February 23, 2008, or resigns at the request of our board of directors or has been otherwise involuntarily terminated (in either case other than for cause) on or prior to February 23, 2008 and (ii) a change in control of us shall have occurred. The options would also immediately vest upon a change in control of us prior to February 23, 2008. In addition, if Mr. Erickson’s service on our board of directors terminates prior to February 23, 2008 as a result of his death or permanent and total disability, and a change of control should later occur during the ten years following the date of the option grant, then a portion of the 100,000 options (proportionate to the number of days of service Mr. Erickson completed prior to his death or permanent and total disability compared to 365) will vest immediately upon and be exercisable by Mr. Erickson (or his estate or personal representative) in connection with the change of control.

Meetings and Committees of Our Board of Directors

Our board of directors held eight meetings during the fiscal year ended June 30, 2006 and at least a majority of our directors attended each meeting. Our board of directors also acted four times during the last fiscal year by unanimous written consent in lieu of a meeting.

Our board of directors has a standing audit committee, a nominating and corporate governance committee, a compensation committee and an executive committee, the responsibilities of each of which are summarized below. In addition, on March 24, 2004, our board of directors approved the creation of two series A dividend committees and on October 28, 2005 our board of directors approved a change in the name and responsibilities of the nominating committee to the nominating and corporate governance committee. We are a controlled company under NASD Rule 4350(c)(5) and are exempt from NASD Rule 4350(c)(4) relating to independent director oversight of director nominations because New Mountain Partners L.P. and its affiliates own more than 50% of the voting power of our stock (specifically, 56.0% as of February 15, 2007).

Each of our directors attended at least 75% of the meetings of our board of directors or committee meetings thereof during the fiscal year ended June 30, 2006. Our policy is that all directors are invited and encouraged to attend our annual meeting of stockholders. At our 2005 annual meeting held on December 8, 2005, one director attended the annual meeting in person.

Audit Committee

The audit committee assists the board of directors in its oversight of our compliance with all applicable laws and regulations, which includes oversight of the quality and integrity of our financial reporting, internal controls and audit functions, and is directly and solely responsible for the appointment, retention, compensation and monitoring of the performance of our independent registered public accounting firm, including the services and scope of their audit. The audit committee is currently composed of Paul J. Konigsberg (chairman of the committee), Gerald Angowitz and Daniel Hébert. The board of directors has determined that Messrs. Konigsberg, Angowitz and Hébert are independent directors, and that each of them will be independent for the purposes of the Nasdaq’s amended governance listing standards (specifically, Rule 4200(a)(15) of the listing standards of the NASD (the “Listing Standards”)), and the requirements of the Securities and Exchange Commission (“SEC”) and the Nasdaq.

The remaining members of the board of directors do not satisfy the SEC and the Nasdaq “independence” definitions and therefore our board does not have a majority of independent directors. This is permissible under applicable Nasdaq listing standards because NMP and its affiliates own more than 50% of the voting power of our stock. As a “controlled company” within the meaning of relevant Nasdaq listing standards (Rule 4350(c)), we are not required to comply with certain provisions that would require us to have a majority of independent directors serving on our board of directors, or our standing nominating and corporate governance and compensation committees, all of whose members must be “independent” under Nasdaq standards. In creating this exception, the Nasdaq has recognized that majority shareholders, including parent companies, have the right to select directors and control certain key decisions, such as executive officer compensation, by virtue of their stock ownership rights. To summarize, because we are a controlled company, we are exempt from certain of the requirements of the Nasdaq listing standards, including those relating to having:

(1) a majority of independent directors on the board; as noted, the board of directors has determined that only three of the 10 directors will be “independent” under applicable Nasdaq and SEC requirements because the remaining directors are either our executive officers or are affiliated with our controlling stockholder, NMP;

(2) a standing nominating and corporate governance committee composed entirely of “independent” directors; and

(3) a standing compensation committee composed entirely of “independent” directors as defined by the Nasdaq listing standards. Our compensation committee, which makes decisions on annual salary, cash bonus and option awards to our executive officers, has a member that is not independent.

In addition, as required by the rules of the SEC and the Nasdaq, our board of directors has determined that Mr. Konigsberg, the chairman of the audit committee, qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934, as amended. Stockholders should understand that this designation is an SEC disclosure requirement relating to Mr. Konigsberg’s experience and understanding of certain accounting and auditing matters, which the SEC has stated does not impose on the director so designated any additional duty, obligation or liability than otherwise is imposed generally by virtue of serving on the audit committee and/or the board of directors. The audit committee met on eight occasions during the fiscal year ended June 30, 2006.

Nominating and Corporate Governance Committee

On October 18, 2005, our board of directors renamed and broadened the role of the nominating and corporate governance committee. The nominating and corporate governance committee is currently composed of Steven B. Klinsky (chairman of the committee), Gerald Angowitz and Paul J. Konigsberg. The nominating committee met one time during the fiscal year ended June 30, 2006. The board of directors has determined that Messrs. Angowitz, Konigsberg and Hébert are independent directors and independent (as defined by applicable laws, rules and regulations of the SEC and Nasdaq) of management and us.

The nominating and corporate governance committee is responsible for the identification and selection of the non-employee independent director nominees to stand for election as directors at any meeting of stockholders and to fill any such independent director vacancy, however created, in the board of directors. The nominating and corporate governance committee has nominated Messrs. Angowitz, Konigsberg and Hébert for re-election at the annual meeting.

The nominating and corporate governance committee will consider candidates for nomination as a director recommended by stockholders, current directors, officers, third-party search firms and other sources. The nominating and corporate governance committee considers stockholder recommendations for candidates in the same manner as those received from others. In order for the nominating and corporate governance committee to consider a stockholder nominee, the stockholder must submit nominee information to the nominating and corporate governance committee in accordance with the procedures for submitting stockholder proposals in our bylaws.

In evaluating candidates, the nominating and corporate governance committee shall consider that the objective of the board of directors is to maintain a balance of business experience and interpersonal skills, thereby maximizing the effectiveness of the board of directors and each of its committees. The nominating and corporate governance committee shall review and assess outside director remuneration for sufficiency to attract and retain members of the board of directors of a quality needed for the successful accomplishment of the goals of the board of directors and recommend changes, if any, in the composition of the board of directors.

Although the board of directors received no stockholder nominations in fiscal year ended June 30, 2006, the board of directors will consider director candidates recommended by stockholders if properly submitted in accordance with the applicable procedures set forth in our bylaws.

In addition, the nominating and corporate governance committee will develop and recommend to the board of directors a set of corporate governance principles applicable to us, adopt appropriate processes to ensure management succession and development plans for our principal officers, and otherwise take a leadership role in shaping our corporate governance.

Executive Committee

On February 28, 2007, our board of directors formed a four-member executive committee. The executive committee is currently composed of G. Harry Durity (chairman of the committee), Thomas W. Erickson, James F. Smith and Michael B. Ajouz. The executive committee’s purpose is to advise and aid our officers in all matters concerning our interests and the management of our business, and is intended to speed operational decision making between board meetings. The executive committee shall have the power to act in the name of our full board of directors and transact our business during the period between the meetings of our board of directors, but only with respect to business, actions or responsibilities specifically delegated to the executive committee by written resolution of our board of directors. In the absence of such specific delegation, the executive committee shall not have the power to act in the name of our full board of directors. The power of the executive committee shall also be subject to the limitations imposed by our bylaws and by statute.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of any of our equity security, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the filings with the SEC, we believe that the reporting requirements of Section 16 applicable to executive officers and directors, and persons who beneficially own more than ten percent of any of our equity security during fiscal year ended June 30, 2006 were complied with on a timely basis.

CODE OF BUSINESS CONDUCT AND ETHICS

As of October 15, 2004, we adopted a Code of Business Conduct and Ethics (the “Code”) which amends and restates our prior Code of Ethics. The Code promotes the legal and ethical conduct of our business. The Chief Executive Officer, Chief Financial Officer, and other senior officers are required to abide by the Code, which provides the foundation for compliance with all corporate policies and procedures, and best business practices. The policies and procedures address a wide array of professional conduct, including the establishment of sound employment policies, methods for avoiding and resolving conflicts of interest, safeguarding intellectual property, protecting confidential information, and a strict adherence to all laws and regulations applicable to the conduct of our business. We have satisfied its obligations, imposed under the Sarbanes-Oxley Act of 2002, to disclose promptly on our website amendments to, or waivers from, the Code, if any. A copy of our Code is available on our website, www.nmhc.com.

Item 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid, earned, or awarded by us to our chief executive officer and other executive officers whose salary and bonus exceeded $100,000 in all capacities during the fiscal years ended June 30, 2006, 2005 and 2004. We refer to these five executive officers as our “named executive officers.”

		Annual Compensation				Long-term Compensation
Name and Principal Position	Fiscal Year	Salary ( $ )	Bonus ( $ )	Other Annual Compensation ( $ )		Restricted Stock Awards ( $ )		Securities Underlying Options/ SARS (#)(11)	All Other Compensation ( $ )
James F. Smith	2006	355,230	45,000	7,200	(4)	176,688	(6)	24,270	3,085	(12)
Chief Executive Officer & President (1)	2005	62,500	200,000	7,200	(4)	—		126,552	4,480	(13)
Stuart Diamond	2006	122,692	55,000	—		86,027	(7)	86,134	2,115	(12)
Chief Financial Officer (2)
Bill Masters	2006	216,946	34,178	—		52,185	(8)	7,160	180	(12)
Chief Information Officer (3)	2005	149,423	69,300	—		—		56,862	—
Mark Adkison	2006	206,846	42,000	—		37,086	(9)	5,100	5,201	(12)
Chief Specialty Officer	2005	207,692	70,000	—		—		8,170	5,192	(13)
	2004	142,307	49,875	—		—		50,000	1,731	(14)
Tery Baskin	2006	230,884	16,675	—		54,305	(10)	9,920	5,492	(12)
Chief Marketing Officer	2005	208,461	69,000	—		—		32,761	5,211	(13)
	2004	188,327	83,125	32,184	(5)	—		15,000	194,707	(14)(15)

(1)	On August 30, 2004, we appointed Mr. James Smith as our Chief Executive Officer and President. His salary for fiscal year 2005 reflects the proportionate share earned of his annual salary of $325,000.
(2)	On January 20, 2006, we appointed Stuart Diamond as our Chief Financial Officer. His salary for fiscal year 2006 reflects the proportionate share earned of his annual salary of $275,000.
(3)	On October 4, 2004, we appointed Mr. Masters as our Chief Information Officer. His salary for fiscal year 2005 reflects the proportionate share earned of his annual salary of $210,000.
(4)	Represents our car allowance payment to Mr. Smith.
(5)	Represents payments on behalf of Mr. Baskin for life insurance premiums and our payments under an automobile loan for the use of an automobile by Mr. Baskin.
(6)	The amount represents the value of 6,670 restricted shares of common stock awarded to Mr. Smith on November 9, 2005 (calculated by multiplying the closing price of our common stock on November 9, 2005, $26.49 per share, by the number of restricted shares of common stock awarded). On June 30, 2006, Mr. Smith held 6,670 shares of restricted common stock which had an aggregate value of $92,046 (calculated by multiplying the closing price of our common stock on June 30, 2006, $13.80 per share, by the number of restricted shares of common stock). None of the restricted shares of common stock have vested. These restricted shares of common stock vest on February 9, 2009.
(7)	The amount represents the value of 2,670 restricted shares of common stock awarded to Mr. Diamond on February 3, 2006 (calculated by multiplying the closing price of our common stock on February 3, 2006, $32.22 per share, by the number of restricted shares of common stock awarded). On June 30, 2006, Mr. Diamond held 2,670 shares of restricted common stock which had an aggregate value of $36,846 (calculated by multiplying the closing price of our common stock on June 30, 2006, $13.80 per share, by the number of restricted shares of common stock). None of the restricted shares of common stock have vested. These restricted shares of common stock vest on November 9, 2009.
(8)	The amount represents the value of 1,970 restricted shares of common stock awarded to Mr. Masters on November 9, 2005 (calculated by multiplying the closing price of our common stock on November 9, 2005, $26.49 per share, by the number of restricted shares of common stock awarded). On June 30, 2006, Mr. Masters held 1,970 shares of restricted common stock which had an aggregate value of $27,186 (calculated by multiplying the closing price of our common stock on June 30, 2006, $13.80 per share, by the number of restricted shares of common stock). None of these restricted shares of common stock have vested. These restricted shares of common stock vest on November 9, 2009.
(9)	The amount represents the value of 1,400 restricted shares of common stock awarded to Mr. Adkison on November 9, 2005 (calculated by multiplying the closing price of our common stock on November 9, 2005, $26.49 per share, by the number of restricted shares of common stock awarded). On June 30, 2006, Mr. Adkison held 1,400 shares of restricted common stock which had an aggregate value of $19,320 (calculated by multiplying the closing price of our common stock on June 30, 2006, $13.80 per share, by the number of restricted shares of common stock). None of these restricted shares of common stock have vested. These restricted shares of common stock vest on November 9, 2009.
(10)	The amount represents the value of 2,050 restricted shares of common stock awarded to Mr. Baskin on November 9, 2005 (calculated by multiplying the closing price of our common stock on November 9, 2005, $26.49 per share, by the number of restricted shares of common stock awarded). On June 30, 2006, Mr. Baskin held 2,050 shares of restricted common stock which had an aggregate value of $28,290 (calculated by multiplying the closing price of our common stock on June 30, 2006, $13.80 per share, by the number of restricted shares of common stock). None of these restricted shares of common stock have vested. These restricted shares of common stock vest on November 9, 2009.
(11)	We have not granted any stock appreciation rights.
(12)	Represents the aggregate amount contributed by us under our 401(k) Plan as of June 30, 2006, some of which amount was funded subsequent to June 30, 2006 and amounts contributed by us pursuant to a group term life insurance policy.

(13)	Represents the aggregate amount contributed by us under our 401(k) Plan as of June 30, 2005, some of which amount was funded subsequent to June 30, 2005.
(14)	Represents the aggregate amount contributed by us under our 401(k) Plan as of June 30, 2004, some of which amount was funded subsequent to June 30, 2004.
(15)	Mr. Baskin received in the fiscal year ended June 30, 2004, a $190,000 transaction bonus in connection with the New Mountain Transaction, of which $95,000 was paid subsequent to June 30, 2004.

Option Grants in Last Fiscal Year Table

The following table sets forth certain information concerning individual grants of stock options to the named executive officers during the fiscal year ended June 30, 2006:

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Share Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal 2006	Exercise or Base Price ($/Share)	Expiration Date	5% ($)	10% ($)
James F. Smith	24,270	(1)	3.3%	27.50	12/2/2012	272,167	634,438
Stuart Diamond	75,000	(2)	10.2%	31.00	1/27/2016	1,464,028	3,711,202
	11,134	(3)	1.5%	30.16	1/20/2016	211,451	536,012
Bill Masters	7,160	(4)	0.1%	27.50	12/2/2012	80,293	187,168
Mark Adkison	5,100	(5)	0.1%	27.50	12/2/2012	57,192	133,318
Tery Baskin	7,450	(6)	1.0%	27.50	12/2/2012	83,545	194,749

(1)	Exercisable over a four year period to the extent of 6,068 shares of common stock in December 2006, 2007, 2008 and 2009.
(2)	Exercisable over a four year period to the extent of 18,750 shares of common stock in January 2007, 2008, 2009 and 2010.
(3)	Exercisable over a four year period to the extent of 2,781 shares of common stock in January 2007, 2008, 2009 and 2010.
(4)	Exercisable over a four year period to the extent of 1,790 shares of common stock in December 2006, 2007, 2008 and 2009.
(5)	Exercisable over a four year period to the extent of 1,275 shares of common stock in December 2006, 2007, 2008 and 2009.
(6)	Exercisable over a four year period to the extent of 1,863 shares of common stock in December 2006, 2007, 2008 and 2009.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table

The following table sets forth certain information concerning each stock option exercised during the fiscal year ended June 30, 2006 by each of the named executive officers and the value of unexercised options held by such officers at the end of the fiscal year ended June 30, 2006:

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at June 30, 2006 (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at June 30, 2006 (1) ($) Exercisable/Unexercisable
James F. Smith	0	0	20,000/130,822	0/0
Stuart Diamond	0	0	0/86,134	0/0
Bill Masters	0	0	12,500/51,522	0/0
Mark Adkison	0	0	33,333/29,937	7,000/3,500
Tery Baskin	0	0	48,101/45,211	142,375/0

(1)	Value of an unexercised in-the-money option is determined by subtracting the exercise price per share from the fair market value per share for the underlying shares as of June 30, 2006, multiplied by the number of such underlying shares. The fair market value of our common stock is based upon the last reported sale price as reported on the Nasdaq National Market on June 30, 2006 ($13.80 per share).

Employee Contracts and Termination of Employment and Change-in-Control Arrangements

Employment Agreement with James F. Smith. On August 30, 2004, we entered into an employment agreement with James F. Smith to serve as President and Chief Executive Officer for a term of two years at an annual salary of $325,000 and an annual bonus in accordance with our executive management bonus plan. On December 1, 2005, Mr. Smith’s annual salary was increased to $375,000. The employment agreement automatically renews for an additional one-year term unless terminated by either party upon 30 days prior written notice. The employment agreement also contains a confidentiality provision and noncompetition and noninterference provisions, all effective during the employment term and for a period of two years following his employment or his severance period. The agreement also provides for a car allowance of $600 per month and certain termination benefits, which, depending on the reason for termination, can equal up to two years salary and benefits. An excise tax gross up provision in the event of a change of control or ownership was added to Mr. Smith’s employment agreement on August 15, 2006.

We have granted the following options to Mr. Smith since he joined us:

Date of Grant	Amount of Options	Exercise Price per Share	Vesting	Expiring
8/30/2004	100,000	$24.51	Annually over 5 years	8/30/2014
12/20/2004	26,552	$22.45	Cliff vest 100% on 12/20/2008	12/20/2014
12/2/2005	24,270	$27.50	Annually over 4 years	12/2/2012
9/7/2006	43,110	$15.20	Annually over 4 years	9/7/2013

We have also granted Mr. Smith restricted stock as follows:

Date of Grant	Number of Shares	Vesting	Stock Price per Share on Day of Grant
11/9/2005	6,670	Cliff vest 100% on 11/9/2009	$26.49
9/7/2006	11,850	Cliff vest 100% on 9/7/2010	$15.20

Employment Agreement with Stuart Diamond. Effective January 20, 2006, we entered into an employment agreement with Stuart Diamond to serve as Chief Financial Officer on an at-will basis at an annual base salary of $275,000 and the ability to participate in our executive management bonus plan. Mr. Diamond also has entered into an agreement containing confidentiality provisions and noncompetition and noninterference provisions, all effective during the employment term and for a period of one year following employment or severance period. Mr. Diamond’s agreement also provides for certain termination benefits, which, depending on the reason for termination, can equal up to one year of salary and benefits. An excise tax gross up provision in the event of a change of control or ownership was added to Mr. Diamond’s employment agreement on August 15, 2006.

We have granted the following options to Mr. Diamond since he joined us:

Date of Grant	Amount of Options	Exercise Price per Share	Vesting	Expiring
1/20/2006	11,134	$30.16	Annually over 4 years	1/20/2016
1/27/2006	75,000	$31.00	Annually over 4 years	1/27/2016
9/7/2006	21,560	$15.20	Annually over 4 years	9/7/2013

We have also granted Mr. Diamond restricted stock as follows:

Date of Grant	Number of Shares	Vesting	Stock Price per Share on Day of Grant
2/3/2006	2,670	Cliff vest 100% on 11/9/2009	$32.22
9/7/2006	5,930	Cliff vest 100% on 9/7/2010	$15.20

Employment Agreement with Bill Masters. On October 4, 2004, we entered into an employment agreement with Bill Masters to serve as Chief Information Officer for a term of two years at an annual salary of $210,000 and an annual bonus in accordance with our executive management bonus plan. On December 1, 2005, Mr. Masters’ annual salary was increased to $220,500. The employment agreement also contains a confidentiality provision and a noncompete provision, effective during the employment term and for a period of two years following his employment or severance period. It also contains a noninterference provision effective during the employment term and for a period of three years following his employment or severance period. The agreement also provides for certain termination benefits, which, depending on the reason for termination can equal up to one year of salary and benefits. An excise tax gross up provision in the event of a change of control or ownership was added to Mr. Masters’ employment agreement on August 15, 2006.

We have granted the following options to Mr. Masters since he joined us:

Date of Grant	Amount of Options	Exercise Price per Share	Vesting	Expiring
10/4/2004	50,000	$19.80	Annually over 4 years	10/4/2014
12/20/2004	6,862	$22.45	Cliff vest 100% on 12/20/2008	12/20/2014
12/2/2005	7,160	$27.50	Annually over 4 years	12/2/2012
9/7/2006	9,790	$15.20	Annually over 4 years	9/7/2013

We have also granted Mr. Masters restricted stock as follows:

Date of Grant	Number of Shares	Vesting	Stock Price per Share on Day of Grant
11/9/2005	1,970	Cliff vest 100% on 11/9/2009	$26.49
9/7/2006	2,690	Cliff vest 100% on 9/7/2010	$15.20

Employment Agreement with Mark Adkison. We entered into an employment agreement with Mark Adkison effective October 20, 2003, as amended to date, for an initial two year term and automatic one year renewals unless terminated by either party upon 30 days prior written notice. The employment agreement provides that Mr. Adkison will serve as President of our Specialty Pharmacy Subsidiary at an annual base salary of $200,000, a one time $30,000 sign on bonus and the ability for annual bonuses, in accordance and payable with our executive management bonus plan. On December 1, 2005, Mr. Adkison’s annual salary was increased to $210,000. The agreement contains confidentiality provisions and noncompetition and noninterference provisions, all effective during the employment term and for a period of two years following employment or severance period. The agreement also provides for certain termination benefits, which, depending on the reason for termination, can equal up to one year of salary and benefits. In addition, an excise tax gross up provision in the case of a change of control or ownership was added to Mr. Adkison’s employment agreement on August 15, 2006.

We have granted the following options to Mr. Adkison since he joined us:

Date of Grant	Amount of Options	Exercise Price per Share	Vesting	Expiring
10/27/2003	50,000	$13.59	Annually over 3 years	10/27/2013
12/20/2004	8,170	$22.45	Cliff vest 100% on 12/20/2008	12/20/2014
12/2/2005	5,100	$27.50	Annually over 4 years	12/2/2012
9/7/2006	9,510	$15.20	Annually over 4 years	9/7/2013

We have also granted Mr. Adkison restricted stock as follows:

Date of Grant	Number of Shares	Vesting	Stock Price per Share on Day of Grant
11/9/2005	1,400	Cliff vest 100% on 11/9/2009	$26.49
9/7/2006	2,620	Cliff vest 100% on 9/7/2010	$15.20

Employment Agreement with Tery Baskin. We entered into an employment agreement with Tery Baskin effective June 4, 2001, as amended to date, for an initial one-year term and extends until terminated by either party upon 30 days prior written notice, which superseded his prior employment agreement with us. The employment agreement provides that Mr. Baskin will serve as our Chief Operating Officer at an annual base salary of $150,000, in addition to the ability to participate in the bonus pool for senior executives. Effective April 2003, Mr. Baskin’s title was changed to Chief Marketing Officer and on August 1, 2003,

Mr. Baskin’s annual base salary was increased to $190,000 and in January 2005, his salary was increased to $230,000. Furthermore, the agreement provides that we will provide Mr. Baskin with an automobile allowance. In the event of a change of control, Mr. Baskin is entitled to receive a transaction bonus of up to 100% of his current base salary. In connection with the New Mountain Transaction, Mr. Baskin was entitled to receive and did receive a total transaction bonus in the amount of $190,000 under his employment agreement payable in two installments, the first upon the closing of the New Mountain Transaction and the second on the earlier of (x) the six month anniversary of the closing of the New Mountain Transaction and (y) the effective date of the termination of his employment with us for a reason other than cause (as such term is defined in his employment agreement). The employment agreement also contains a perpetual confidentiality provision, noncompetition and noninterference provisions effective during the term of his employment and for a period of eighteen months after the severance period, and a nonsolicitation provision effective during the term of his employment and for a period of three years after the severance period. In addition, the agreement provides for certain termination benefits, which, depending upon the reason for termination, can equal up to six months salary. An excise tax gross up provision in the event of a change of control or ownership was added to Mr. Baskin’s employment agreement on August 15, 2006.

We have granted the following options to Mr. Baskin since he joined us:

Date of Grant	Amount of Options	Exercise Price per Share	Vesting	Expiring
7/20/2000	40,000	$4.00	Annually over 4 years	7/20/2006
6/4/2001	15,000	$4.00	Annually over 3 years	6/4/2006
8/10/01	2,000	$3.50	Annually over 3 years	8/10/2006
8/1/2002	20,000	$8.60	Annually over 3 years	8/1/2007
9/19/2002	5,000	$8.15	Annually over 3 years	9/19/2007
8/1/2003	20,000	$11.50	Annually over 3 years	8/1/2008
9/17/2004	15,000	$25.10	Annually over 4 years	9/17/2014
12/20/2004	7,761	$22.45	Cliff vest 100% on 12/20/2008	12/20/2014
1/3/2005	25,000	$22.22	Annually over 4 years	1/3/2015
12/2/2005	7,450	$27.50	Annually over 4 years	12/2/2012
9/7/2006	9,920	$15.20	Annually over 4 years	9/7/2013

Upon the closing of the New Mountain Transaction, options granted to Mr. Baskin prior to March 19, 2004, covering 58,331 shares of common stock, became fully vested and immediately exercisable.

We have also granted Mr. Baskin restricted stock as follows:

Date of Grant	Number of Shares	Vesting	Stock Price per Share on Day of Grant
11/9/2005	2,050	Cliff vest 100% on 11/9/2009	$26.49
9/7/2006	2,730	Cliff vest 100% on 9/7/2010	$15.20

Compensation Committee Interlocks and Insider Participation

The compensation committee’s current members are Gerald Angowitz, Paul J. Konigsberg and Steven B. Klinsky. None of the members of the compensation committee is or has been an officer or employee of us or any of our subsidiaries. No other interlocking relationships exist between our board of directors or compensation committee and the board of directors or compensation committee of any other company. None of our executive officers serve on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our board of directors or compensation committee.

COMPENSATION COMMITTEE’S REPORT ON EXECUTIVE COMPENSATION

The following Report of the compensation committee of our board of directors and the performance graph included elsewhere in this amendment to annual report do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filings by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this Report or the performance graph by reference therein.

The following is a summary of the compensation practice and philosophy that was in effect for us for the fiscal year ended June 30, 2006.

Compensation Philosophy

Our executive compensation program is designed to attract, motivate and retain management with incentives linked to financial performance and enhanced stockholder value. The compensation committee seeks to adjust compensation levels (through competitive base salaries, bonus payments and stock option grants) based on individual and our financial performance.

Compensation Program Components

Our compensation program currently consists of a number of components, including a cash salary, an executive bonus pool and stock option and restricted stock grants. The compensation committee has retained outside compensation consultants to assist in its evaluation of executive officer compensation arrangements.

Salary and bonus levels reflect job responsibility, seniority, compensation committee judgments of individual effort and performance, and our financial and market performance (in light of the competitive environment in which we operate). In considering our financial and market performance, the compensation committee reviews, among other things, net income, cash flow, working capital and revenues, and share price performance relative to comparable companies and historical performance. Annual cash compensation is also influenced by compensation practices of competitive companies of comparable size in similar industries, as well as that of companies not in our industry which do business in locations where we have operations. Based in part on this information, the compensation committee generally targets salaries at levels comparable to the median of the range of salaries paid by competitors of a comparable size.

The executive bonus plan compensates executives based on (i) individual performance and our performance in addressing immediate financial and operational challenges, (ii) our performance relative to the performance of other companies of comparable size, complexity and quality, and (iii) performance that supports both our short-term and long-term goals. Bonuses thus align the interest of executive officers with those of our stockholders.

The third component is a stock option and restricted stock award programs which we use to motivate our executive officers and other employees. Our board of directors believes that the granting of options to purchase our common stock provides our executive employees with the long-term incentive to work for our betterment. Stock options are generally granted annually to executives and periodically to other selected employees whose contributions and skills are critical to our long-term success. The same rationale for granting restricted stock awards to executive officers and other employees applies. Options generally are granted with an exercise price equal to the market price of our common stock on the date of the grant, generally vest over a period of at least three years and generally expire from five to ten years.

For a detailed description of the employment agreements and compensation arrangements between us and our executive officers, see “Employee Contracts and Termination of Employment and Change-in-Control Arrangements” above.

Chief Executive Officer Compensation

As described above, our executive compensation philosophy, applicable to the compensation of our chief executive officer, is to provide a competitive base salary and incentive compensation based on the individual’s and our performance. James F. Smith has served as our chief executive officer and president since August 2004. The compensation committee believes that some portion of the chief executive officer’s compensation should be related to our financial performance and/or the progress made in implementing our business plan. Accordingly, the compensation committee considered not only our overall performance during the last year, but the successful consummation of financing and acquisition transactions that were essential components of our business plan. In light of Mr. Smith’s extensive experience in the pharmacy benefit management industry and his performance this past year, our board of directors determined that the amounts payable to Mr. Smith for the fiscal year ended June 30, 2006 under his employment agreement, as well as the bonus and long-term compensation awards that were granted to them, fairly compensated Mr. Smith for his services rendered to us in fiscal 2006.

Tax Deductibility under Section 162(m) of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally denies a publicly-held corporation a federal income tax deduction for taxable year compensation in excess of $1,000,000 paid to each of its chief executive officer and its four other most highly compensated executive officers, unless that compensation qualifies as performance-based compensation. Through June 30, 2006, this provision has not limited our ability to deduct executive compensation, but the compensation committee will continue to monitor the potential impact of Section 162(m) of the Code on our ability to deduct executive compensation.

This report was approved by the members of the compensation committee on September 7, 2006.

The Compensation Committee
Gerald Angowitz, Chairman
Paul J. Konigsberg
Steven B. Klinsky

COMPARATIVE STOCK PERFORMANCE

The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, for us, the Nasdaq Stock Market (U.S.) Index, our peer group index compiled by Research Data Group (the “Peer Group Index”) and the Nasdaq Health Services Index. The graph assumes $100 was invested in each of our common stock, the Nasdaq Stock Market (U.S.) Index and our Peer Group Index on July 28, 1999. Data points on the graph are quarterly as of June 30, 2006. Note that historic stock price performance is not necessarily indicative of future stock performance.

SUMMARY

	Cumulative Total Return
	6/01	6/02	6/03	6/04	6/05	6/06
NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.	100.00	310.49	299.97	882.30	788.85	452.46
NASDAQ STOCK MARKET (U.S.)	100.00	70.34	78.11	98.60	99.28	105.94
PEER GROUP**	100.00	104.14	105.51	139.14	164.34	155.57
NASDAQ HEALTH SERVICES	100.00	104.19	98.33	129.66	170.38	157.36

**	The 2006 Peer Group Index consists of more than 350 publicly traded companies in the healthcare industry. For a list of those companies, please contact our Investor Relations Department, National Medical Health Card Systems, Inc., 26 Harbor Park Drive, Port Washington, New York 11050 (telephone no: (800) 251-3883).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 16, 2007, concerning the persons or entities known to us to be the beneficial owner of more than 5% of the shares of our common stock as well as the number of shares of common stock that our directors, director nominee and certain executive officers beneficially own, and that our directors and executive officers own as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned. Unless otherwise indicated, the business address of each stockholder listed below is c/o National Medical Health Card Systems, Inc., 26 Harbor Park Drive, Port Washington, New York 11050.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)		Percentage Owned
Principal Stockholders:

New Mountain Partners, L.P. 787 Seventh Avenue, 49th Floor New York, NY 10019	series A convertible preferred stock	6,790,797	(2)	55.4%**

New Mountain Affiliated Investors, L.P. 787 Seventh Avenue, 49th Floor New York, NY 10019	series A convertible preferred stock	165,725	(2)	2.9%**

Discovery Group I, LLC(3) 191 North Wacker Drive, Suite 1685 Chicago, Il 60606	common stock	717,017		13.1%

Pequot Capital Management, Inc.(4) 500 Nyala Farm Road Westport, CT 06880	common stock	601,900		11.0%

Millenco, L.L.C. (5) 666 Fifth Avenue New York, NY 10103	common stock	492,457		9.0%

T. Rowe Price Associates, Inc.(6) 100 E. Pratt Street Baltimore, MD 21202	common stock	280,600		5.1%

Name of Beneficial Owner
Directors and Executive Officers:

Steven B. Klinsky(7)	series A convertible preferred stock	6,956,522	(2)	56.0%**
Michael B. Ajouz(8)	—	—		—
Gerald Angowitz	common stock	32,003	(9)	*
G. Harry Durity	common stock	20,653	(10)	*
Thomas W. Erickson(11)	—			—
Michael T. Flaherman(12)	—	—		—
Robert R. Grusky(13)	—	—		—
Daniel B. Hébert	common stock	1,250	(14)	—
Paul Konigsberg	common stock	27,903	(15)	*
David E. Shaw(16)	—	—		—
James F. Smith	common stock	46,068	(17)	*
Stuart Diamond	common stock	21,534	(18)	*
Bill Masters	common stock	26,790	(19)	*
Mark Adkison	common stock	51,276	(20)	*
Tery Baskin	common stock	76,965	(21)	1.4%
All executive officers and directors as a group (15 persons)	common stock	7,260,964	(22)	57.0%**

*	Less than 1%.
**

Assuming the conversion into common stock of (a) in the case of New Mountain Partners, L.P. and New Mountain Affiliated Investors, L.P., only the shares of series A convertible preferred stock held by such person, and (b) in the case of Mr. Klinsky and all executive officers and directors as a group, the shares of series A convertible preferred stock held by both New Mountain Partners, L.P. and New Mountain Affiliated Investors, L.P. Common stock issuable upon conversion of the series A convertible preferred stock is included in the number of outstanding common shares (denominator) calculation only for these persons.

(1)	The number of shares beneficially owned includes outstanding shares of our common stock held by that person and shares of our common stock issuable upon exercise of stock options exercisable within 60 days of March 16, 2007.
(2)	This information is based upon a Schedule 13D/A filed by New Mountain Partners, L.P., New Mountain Affiliated Investors, L.P., New Mountain GP, LLC, New Mountain Investments, L.P. and Steven B. Klinsky, with the Securities and Exchange Commission on February 28, 2007. Assuming the conversion into common stock of (a) in the case of New Mountain Partners, L.P. and New Mountain Affiliated Investors, L.P., the shares of series A convertible preferred stock held by such person and (b) in the case of Mr. Klinsky and all executive officers and directors as a group, the shares of series A convertible preferred stock held by both New Mountain Partners, L.P. and New Mountain Affiliated Investors, L.P.
(3)	This information is based upon a Schedule 13G/A filed by Discovery Group I, LLC, Discovery Equity Partners, L.P., Daniel J. Donoghue and Michael R. Murphy, as a group, with the Securities and Exchange Commission on February 12, 2007. As indicated therein, Discovery Group I, LLC, Daniel J. Donoghue and Michael R. Murphy had the shared voting and investment power of the 717,017 shares reported as beneficially owned. As of such date, Discovery Equity Partners, L.P. was the beneficial owner of 617,513 shares for which Discovery Group I, LLC, Daniel J. Donoghue and Michael R. Murphy had the shared voting and investment power. Discovery Equity Partners, L.P., Mr. Donoghue and Mr. Murphy are located at: Hyatt Center, 24th Floor, 71 South Wacker Drive, Chicago, Illinois 60606.
(4)	This information is based upon a Schedule 13G/A filed by Pequot Capital Management, Inc. (“Pequot”) with the Securities and Exchange Commission on March 12, 2007. Pequot is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940 and, as such, has beneficial ownership of the shares reported pursuant to the Schedule 13G/A through the investment discretion it exercises over its clients’ accounts. Pequot has reported therein that it has sole investment discretion over all 601,900 shares and sole voting authority over 588,800 of such shares.
(5)	This information is based upon a Schedule 13D/A filed by Millenci, L.L.C., Millennium Management, L.L.C. and Israel A. Englander, as a group, with the Securities and Exchange Commission on March 9, 2007. Millenco, L.L.C., a Delaware limited liability company (formerly Millenco, L.P., a Delaware limited partnership) (“Millenco”). Millenco is a broker-dealer and a member of the American Stock Exchange and the NASDAQ. Millennium Management, L.L.C., a Delaware limited liability company (“Millennium Management”), is the manager of Millenco, and consequently may be deemed to have voting control and investment discretion over securities owned by Millenco. Israel A. Englander (“Mr. Englander”) is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management. The foregoing should not be construed in and of itself as an admission by Millennium Management or Mr. Englander as to beneficial ownership of the shares owned by Millenco. The business address for Millennium Management and Mr. Englander is c/o Millennium Management, L.L.C., 666 Fifth Avenue, New York, New York 10103. Mr. Englander is a United States citizen.
(6)	This information is based upon a Schedule 13G filed by T. Rowe Price Associates, Inc. (“T. Rowe Price”) with the Securities and Exchange Commission on February 14, 2007. T. Rowe Price has reported therein that it has sole investment discretion over all 280,600 shares and sole voting authority over 58,600 of such shares.
(7)

New Mountain Investments, L.P. (“NMI”) is the general partner of New Mountain Partners, L.P. New Mountain GP, LLC (“NM”) is the general partner of each of New Mountain Partners, L.P, and New Mountain Affiliated Investors, L.P. Mr. Klinsky is the sole member of NM; his address is 787 Seventh Avenue, 49th Floor, New York, NY 10019. Each of Mr. Klinsky and NM disclaims beneficial ownership of the shares that may be owned by New Mountain Partners, L.P., New Mountain Affiliated Investors, L.P. and NMI, except to the extent of his and its pecuniary interest therein.

(8)	Mr. Ajouz is a limited partner in NMI which is the general partner of New Mountain Partners, L.P. Mr. Ajouz disclaims beneficial ownership of the shares owned by New Mountain Partners, L.P., except to his pecuniary interest therein.
(9)	Includes 27,903 shares issuable pursuant to exercisable options.
(10)	Includes 20,653 shares issuable pursuant to exercisable options.
(11)	Mr. Erickson was appointed by New Mountain Partners, L.P. and New Mountain Affiliated Investors, L.P. and elected to our board of directors as chairman on February 23, 2007 to fill the vacancy created by the resignation of Mr. Shaw.
(12)	Mr. Flaherman is a limited partner in NMI which is the general partner of New Mountain Partners, L.P. Mr. Flaherman disclaims beneficial ownership of the shares owned by New Mountain Partners, L.P., except to his pecuniary interest therein.

(13)	Mr. Grusky is a limited partner in NMI which is the general partner of New Mountain Partners, L.P. Mr. Grusky disclaims beneficial ownership of the shares owned by New Mountain Partners, L.P., except to his pecuniary interest therein.
(14)	Includes 1,250 shares issuable pursuant to exercisable options.
(15)	Includes 27,903 shares issuable pursuant to exercisable options.
(16)	Mr. Shaw, a director appointed by New Mountain Partners, L.P. and New Mountain Affiliated Investors, L.P., resigned from our board of directors, effective February 23, 2007.
(17)	Includes 46,068 shares issuable pursuant to exercisable options.
(18)	Includes 21,534 shares issuable pursuant to exercisable options.
(19)	Includes 26,790 shares issuable pursuant to exercisable options.
(20)	Includes 51,276 shares issuable pursuant to exercisable options.
(21)	Includes 59,964 shares issuable pursuant to exercisable options.
(22)	Includes all of the shares that are included in the table above.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Consultancy Relationship with Our Chairman of the Board of Directors

Our former Chairman of the board of directors and former President and Chief Executive Officer, James J. Bigl, served as our nonexclusive, independent consultant from August 30, 2004 until August 31, 2006. Mr. Bigl received an annual consulting fee of $125,000 and served as a senior level consultant to the board of directors with regard to both transition matters and other strategic matters. Mr. Bigl was entitled to a $125,000 lump sum payment if terminated by us or if he terminated for cause prior to the end of his two year engagement. During the fiscal year ended June 30, 2006, we paid Mr. Bigl $125,004 for his consultancy services.

Real Estate

We rent two houses from Living In Style, LLC, an entity owned partially by Tery Baskin, an executive officer, and James Bigl, a former Chairman and Chief Executive Officer, which is used for out-of-town employees when they are visiting our Port Washington, New York headquarters. During the fiscal year ended June 30, 2005, we evaluated the cost of local hotels for these individuals and determined it was more cost efficient to rent the houses. Pursuant to leases dated May 1, 2002 and expiring April 30, 2007, we paid an aggregate of $140,973 in rent for these two facilities during the fiscal year ended June 30, 2006. The annual rent for each of the facilities increases by 5% per year.

We believe each of the related transactions described above in this section “Certain Relationships and Related Transactions” was negotiated on terms as favorable in the aggregate as could have been obtained from unrelated third parties.

Indebtedness of Management

For fiscal year ended June 30, 2006, our officers, directors and affiliates have no indebtedness to us.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended June 30, 2006 and June 30, 2005, as well as fees billed for other services rendered by Ernst & Young LLP during those periods:

	Fiscal 2006	Fiscal 2005
Audit fees(1)	$863,000	$933,000
Audit-related fees(2)	$50,000	$37,000
Tax fees(3)	$—	$—
All other fees(4)	$—	$—
Total Fees	$913,000	$970,000

(1)	Audit fees are fees paid for professional services rendered for the audit of our annual consolidated financial statements, the audit of management’s assessment of our internal control over financial reporting and Ernst & Young’s own audit of our internal control over financial reporting, and for reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q. Audit fees also include fees for work generally only the independent auditor can be expected to provide such as services associated with documents filed with the SEC and with assistance in responding to SEC comment letters, as well as reports on internal control reviews required by regulators.
(2)	Audit-related fees are fees paid for assurance and related services performed by our independent auditors including due diligence services related to contemplated mergers and acquisitions, and consulting on various accounting matters. Fees for these services have been approved by our audit committee.
(3)	Tax fees are fees paid for tax compliance, tax planning and tax advice.
(4)	All other fees include any fees earned for services rendered by Ernst & Young LLP during 2006 and 2005 which are not included in any of the above categories. There were no other fees in 2006 and 2005.

Policy Regarding Pre-Approval of Services Provided by the Independent Auditors

The Audit Committee Charter requires the audit committee’s pre-approval of all services, both audit and permitted non-audit, to be performed for us by the independent auditors. In determining whether proposed services are permissible, the audit committee considers whether the provision of such services is compatible with maintaining auditor independence. As part of its consideration of proposed services, the audit committee may (i) consult with management as part of the decision making process, but may not delegate this authority to management, and (ii) delegate, from time to time, its authority to pre-approve such services to one or more audit committee members, provided that any such approvals are presented to the full audit committee at the next scheduled audit committee meeting.

All fiscal year 2006 audit services provided by the independent registered public accounting firm were pre-approved.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are being filed as part of this report on Form 10-K/A:

(b)	Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.

By	/s/ Thomas W. Erickson
Thomas W. Erickson
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 22, 2007