Form 10-K
period 2007-06-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2007-09-13
CIK 813562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended on June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
Registrant’s telephone number, including area code: (516) 605-6625
Securities registered pursuant to Section 12(b) of the Exchange Act:
Common Stock, $.001 par value per share
Securities registered pursuant to Section 12(g) of the Exchange Act:
None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐.      No ☑.
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐.      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One): Large Accelerated Filer ☐      Accelerated Filer ☑       Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, as quoted on the NASDAQ National Market on December 31, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $64,449,453.
     Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 5,518,321 shares of common stock outstanding as of September 7, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K, which will be filed no later than October 29, 2007.

INDEX

Page No.
Forward Looking Statements	4
PART I
Item 1. Business	4
Item 1A. Risk Factors	27
Item 1B. Unresolved Staff Comments	36
Item 2. Properties	36
Item 3. Legal Proceedings	37
Item 4. Submission of Matters to a Vote of Security Holders	37
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38
Item 6. Selected Financial Data	40
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	56
Item 8. Financial Statements and Supplementary Data	56
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
Item 9A. Controls and Procedures	56
Item 9B. Other Information	59
PART III
Item 10. Directors, Executive Officers and Corporate Governance	60
Item 11. Executive Compensation	60
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	60
Item 13. Certain Relationships and Related Transactions, and Director Independence	60
Item 14. Principal Accountant Fees and Services	60
PART IV
Item 15. Exhibits and Financial Statement Schedules	61
Signatures	66
Ex-4.1 Specimen of Common Stock Certificate
Ex-4.2 Specimen of Series A 7% Convertible Preferred Stock Certificate
Ex-4.5 Registration Rights Agreement dated March 19, 2004
Ex-10.2 Amendment No.1 to Credit Agreement
Ex-10.3 Amendment No.2 to Credit Agreement
Ex-10.9 Health Card Sublease Agreement
Ex-10.25 Consulting Agreement and Departure Agreement
Ex-10.26 Departure Agreement and General Release between NMHC and Mr. Tery Baskin
Ex-10.29 Departure Agreement and General Release between NMHC and Mr. James F. Smith
Ex-10.30 National Medical Health Card Corporate Incentive Plan
Ex-10.31 Form of Severance Agreement with executive officers
Ex-10.33 Management Rights Letter dated March 19, 2004
Ex-10.35 General Release dated June 28, 2007
Ex-10.36 Stock Option Agreement dated October 27, 2003
Ex-10.37 Stock Option Agreement dated May 6, 2005
Ex-10.39 Stock Option Agreement dated September 17, 2004
Ex-21.1 List of Subsidiaries
Ex-23.1 Consent of Ernst & Young LLP
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO

Forward Looking Statements
This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the Company, its business, future financial results of the pharmacy benefit management (“PBM”) and specialty pharmacy industries and other legal, regulatory and economic developments. We use words such as “may,” “could,” “estimate,” “believe,” “anticipate,” “intend,” “expect” and similar expressions to identify these forward-looking statements. Forward-looking statements include all statements other than those made solely with respect to historical fact. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in Item 1A, “Risk Factors”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K.
PART I
Item 1. BUSINESS.
The following description of our business should be read in conjunction with the information contained elsewhere in this Form 10-K. References in this Form 10-K to “we,” “our,” “us,” the “Company,” or “NMHC” refer to National Medical Health Card Systems, Inc.
General
We provide comprehensive PBM services to our customers, which include managed care organizations, local governments, unions, corporations, health maintenance organizations (“HMO”), employers, workers’ compensation plans, third party health care plan administrators, and federal and state government programs through our network of licensed pharmacies throughout the United States. Our PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy claims management, specialty pharmacy claims management, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access, and reporting and information analysis. We own a mail service pharmacy (“Mail Service”) and a specialty service pharmacy (“Specialty Service” or “Ascend”). In addition, we are a national provider of drug benefits to our customers under the federal government’s Medicare Part D program.
Our business requires collaboration with retail pharmacies, physicians, pharmaceutical manufacturers, Medicare, Medicaid and commercial payors. We were incorporated in the State of New York in 1981 and reincorporated in the State of Delaware in February of 2002. Our executive offices are located in Port Washington, New York.

OVERVIEW
Recent Developments
In May 2007, we took steps to execute a series of management changes which included terminating the employment of our Chief Executive Officer, James F. Smith; Chief Information Officer, Bill Masters; Chief Marketing Officer, Tery Baskin; and Chief Legal Officer, Jonathan Friedman. Our Chairman, Thomas W. Erickson, assumed the role of President and Chief Executive Officer on an interim basis. Marty Magill, our then current Senior Vice President of Sales became our Chief Marketing Officer. In addition, we appointed George McGinn as General Counsel and Patrick Moroney as interim Chief Information Officer. In June 2007, our Chief Services Officer resigned and Mary Ellen Mitchell, our then current Vice President of Provider Relations, assumed the role of Chief Services Officer. We incurred a charge of $1.9 million as of June 30, 2007 in connection with these and other management changes.
Furthermore, we have retained a consulting firm to help determine our strategic focus. As part of this process, the consulting firm and NMHC will evaluate all NMHC customers as well as the services provided to them. Based upon the results of this review, we may change our service offerings.
We were approved by the Centers for Medicare & Medicaid Services (“CMS”) to operate as a national prescription drug plan (“PDP”) sponsor under Part D of the Medicare program through our wholly-owned subsidiary, NMHC Group Solutions Insurance, Inc. (“NMHC Group Solutions”) (aka NMHC Medicare PDP Gold) commencing on January 1, 2007. As an approved PDP sponsor, we are able to provide the PDP Medicare benefits to both individual enrollees and employer groups wishing to contract indirectly with Part D of the Medicare program to offer a PDP to eligible members. In addition, as an approved PDP sponsor, we are able to operate as a risk-bearing entity for individual enrollees and employer groups. Currently, NMHC Group Solutions is acting as a risk-bearing entity only for individual enrollees in our PDP and not employer groups.
We do not intend to continue to provide our PDP to individual Medicare Part D enrollees in 2008 and CMS has acknowledged our intent to provide the PDP Medicare benefits solely to employer groups. In addition, as of January 1, 2008, we will only be providing non-risk bearing Medicare benefits to employer groups that will reimburse us directly for any prescription drug costs. We do not intend to offer our PDP to employer groups in instances where we could be subject to risk.
We have entered into a risk contract with an unrelated third party for PBM services. To date, there are no customers associated with this risk contract.
Industry Background
In response to escalating health care costs, efforts in the health care industry have led to rapid growth in managed care and other cost containment programs. Despite these efforts, continued advances in medical technology, new drug development, increased drug utilization, and a dramatic increase in the number of elderly patients have led to significant increases in health care costs. This created a need for more efficient, cost-effective delivery and management of pharmacy services. PBM companies have evolved to address this need. PBMs seek to provide the means for customers to deliver prescription drug benefits to their plan participants in a cost-effective manner.
Company Overview
Our customers are located throughout the United States and several of its territories, and include managed care organizations, local governments, unions, corporations, HMOs, employers, workers’ compensation plans, third party health care plan administrators and federal and state government programs. Customers retain us to manage the prescription plans that they maintain for the benefit of their plan participants. We provide customers with a comprehensive PBM plan through four integrated services programs:

•	PBM Services: Management of prescription drug programs for customers.

•	Mail Service: Mail Service pharmacy for chronic therapy medications.

•	Specialty Service: Management of specialty pharmacy programs include infertility, transplant, growth hormone, Respiratory Syncytial Virus (“RSV”), hepatitis C, rheumatoid arthritis, Gaucher’s disease, multiple sclerosis and oncology.

•	Medicare Part D Program: Medicare Part D benefits delivered to our customers.
THE COMPANY
PBM Services
We provide management of prescription drug programs to our customers through a wide variety of services including:
•	Claims Management;

•	Pharmacy Network Management;

•	Benefit Design Consultation;

•	Drug Review and Analysis;

•	Formulary Design;

•	Data Access, Reporting and Information Analysis; and

•	Medicare Part D infrastructure and support services.
Our PBM services are delivered under the name NMHCRx™.
Claims Management
Claims Processing. Each of our customers’ plan participants is issued an identification card that identifies the plan participant and the customer. The card may be utilized at any one of the pharmacies participating in our national pharmacy network and the customer’s plan. We allow the plan participant to purchase approved prescription drugs and the other physician-prescribed items, with the plan participant paying a deductible and/or co-payment amount, if any, to the pharmacy.
In the ordinary case, plan participants present their identification card together with a physician’s prescription to a participating pharmacy. The pharmacist, using software conforming to industry standards, enters each claim into the pharmacy’s computer and the claim is electronically communicated to us for on-line, real-time processing. If the prescription is for a drug listed on the customer’s approved drug list, our on-line claims management system will confirm that the plan participant is eligible for benefits and that the submitted claim is in conformity with the plan’s terms and conditions, and the pharmacist is advised of the appropriate co-payment and deductible, if any, to be collected from the plan participant. The on-line claims management system will also advise the pharmacist of the payment the pharmacy will receive from us. In addition, our on-line claims management system sends appropriate messages regarding preferred drugs, contraindications, or any number of other potential interventions, based upon the plan participant’s existing claims history with us. The prescription is then dispensed by the pharmacist to the plan participant, who pays the appropriate co-payment and/or deductible amount and signs a signature log maintained by the participating pharmacy. Plan participants are provided with a list of pharmacies participating in our pharmacy network. Plan participants may alternatively choose to fill prescriptions at a non-participating pharmacy and will then have to submit a paper claim to us for reimbursement. Occasionally a plan participant’s claim is rejected or a prior authorization is required based on plan parameters, in which case the participant may be referred to the customer directly or to our customer service department.
Invoicing and Payments. Customers are generally charged (i) an administration fee for each prescription claim processed by us, (ii) an amount for the drug dispensed, and (iii) a dispensing fee for filling such prescription. Customers pay us such amounts and we pay a separately negotiated amount to the pharmacies, which amount may be at a discount to the amount charged to the customers. This discount, if any, results in additional gross profit for the Company. Plan participants filing for direct payment receive an allowable payment which is usually specified by the customer. See “The Company — Pharmacy Network.”
Rebate Administration. Drug manufacturers may issue rebates in connection with the use of certain prescription drugs. We have entered into agreements with drug manufacturers to collect rebates for our customers. We enter into a separate set of agreements with drug manufacturers for our customers receiving rebates under the Medicare Part D program. The terms of each agreement between us and the drug manufacturers are unique, but the basic concept is the same. These agreements generally provide that we must list the specified products of each of the drug manufacturers on our approved formularies with the specified customers. Our independent Pharmacy & Therapeutics (“P&T”) Committee determines and approves the inclusion of such drugs on our formularies prior to listing the products on any approved formularies. For a discussion of the P&T Committee, see “The Company - Formulary Design.” The contracted drug manufacturers are obligated to pay rebates within a specified period of time after we submit our claims, based upon certain contractual criteria. We are required to submit claims for rebates on a timely basis, otherwise, the manufacturers are not obligated to pay rebates. The manufacturer contracts provide for either (i) a fixed percentage rebate with or without market share based enhanced opportunities or (ii) a market share based rebate. In the latter case, rebates may not be earned in the event that a minimum market share threshold is not achieved. We are typically paid an administrative fee by the manufacturers for our services in administering these contracts. All, part, or none of the rebates and administrative fees received by us may be remitted to our customers, depending upon the terms of our agreements with each customer. In addition, our wholly-owned subsidiary, Specialty Pharmacy Care, Inc., performs many of the rebate administrative functions for which it is paid an administrative fee.
We also contract with a third party rebate administrator (the “Rebate Administrator”) to administer a portion of our rebates. The Rebate Administrator is obligated to pay us a per claim rebate amount and retains a portion of the total rebates as an administrative fee.
Pharmacy Network
We maintain a pharmacy network that includes both retail and mail service options. Both the retail and mail service components of the pharmacy network, including our own mail service facility, are managed through our on-line claims management system. Certain of our customers require us to maintain a pharmacy network with specified numbers of pharmacies in various locations to serve plan participants. Our retail pharmacy network consists of over 55,000 pharmacies. In addition, we have contracted Medicare Part D provider networks that are intended to comply with or exceed CMS access requirements for the Medicare Part D prescription drug program.
Benefit Design Consultation
We assist customers in defining their financial and employee-benefit objectives for their prescription drug benefit plans and in developing a program to meet such objectives. Our staff analyzes and provides recommendations to customers regarding how to improve their plan performance based upon the customer’s objectives. General areas of focus include:
•	Participant cost — sharing levels (i.e., deductibles and co-pays);

•	Covered and excluded drugs;

•	Generic drug usage;

•	Clinical and utilization management strategies;

•	Alternate programs and services;

•	Maintenance medication programs; and

•	Medicare Part D services.

Once a plan design has been implemented, the clinical and account management staff monitors plan performance for customer satisfaction and cost effectiveness, and may periodically recommend changes to the plan.
Drug Review and Analysis
Our drug review and analysis services include concurrent and retrospective reviews of submitted claims. These include a series of on-line reviews which permit a pharmacist filling a prescription to examine the plan participant’s claims history for:
•	drug interactions;

•	premature refills of prescriptions;

•	duration and duplication of therapy;

•	pregnancy and breast feeding precautions;

•	geriatric or pediatric precautions;

•	compliance with prescriptions; and

•	other contraindications.
We transmit such information to the dispensing pharmacist for information purposes only — not to replace the prescribing physician’s or the dispensing pharmacist’s professional judgment. We may then recommend changes in the customer’s plan design or preferred drug management initiatives to further optimize spending, minimize unintended clinical risk, and/or re-orient the plan’s management tactics to better conform to the customer’s plan performance goals.
Formulary Design
We have established a P&T Committee currently comprised of physicians and pharmacists, with independent representation from across the country. The P&T Committee’s primary responsibility is to assist customers in designing a well managed, therapeutically appropriate, cost-effective preferred drug listing or “formulary.” The goal of the P&T Committee is to enable customers to optimize plan participant care through drug policy development and education. The P&T Committee typically meets quarterly and performs the following functions:
•	provides information to customers to ensure that the covered drugs of each plan reflect the current standard of medical practice and pharmacology;

•	evaluates drugs for clinical efficacy prior to cost considerations for inclusion in a plan as a preferred drug;

•	analyzes current literature for safety, efficacy and cost-effectiveness of covered drugs;

•	provides recommendations on drug therapy and utilization;

•	evaluates drug review and analysis programs and criteria;

•	recommends those drugs which require prior authorization from the customer; and

•	reviews the associated guidelines for those drugs’ proper use.
The P&T Committee currently consists of ten members, each with expertise in specific practice areas. In addition, consultants may be called upon to participate on an ad-hoc basis. We believe that the P&T Committee is organized and operates in a manner that ensures the objectivity and credibility of its recommendations.
Data Access, Reporting and Information Analysis
Our on-line claims management system enables us to efficiently provide customers with:

•	On-line system access whereby the customer is able to update and maintain certain plan components such as participant eligibility;

•	Periodic utilization and financial reports, which our representatives utilize to assist customers regarding benefit design, cost containment initiatives, disease information initiatives, generic equivalents programs and formulary management; and

•	Plan performance indicators and ad-hoc reporting through our proprietary decision support tools.
Mail Service
Our Mail Service pharmacy is generally used by plan participants as a cost effective means of minimizing the inconvenience resulting from repeated trips to retail pharmacies to fill prescriptions; this is especially common when a plan participant with a chronic condition receives long-term drug therapy. In addition, the plan participant generally saves money through a reduction in the number of co-payments they would have paid had the prescriptions been filled repeatedly at a retail pharmacy. Further, with Mail Service pharmacy, the customer is typically charged a lower dispensing fee and a lower cost for prescription ingredients compared to those charged by a retail pharmacy.
We opened our Mail Service pharmacy on July 1, 2003. Plan participants submit prescriptions, primarily for maintenance medications, to Mail Service via mail. Refill requests may be submitted via mail, telephone, fax or the internet. The operations of Mail Service are automated, featuring bar code and scanning technology to route and track orders, computerized dispensing of medications and computer-generated mailing labels. To ensure quality control of the dispensation of prescriptions, Mail Service is equipped with automated quality control features and a licensed pharmacist who inspects each prescription. Claims submitted by Mail Service are managed using our on-line claims management system and are subject to the same review and verification as those claims submitted by retail pharmacies.
Specialty Service
Specialty Service manages high-cost, self-injectable medications and compounded prescriptions requiring special handling. Recently, this class of medications has become a more significant percentage of our customers’ pharmacy budget. This growth is a function of increased utilization as well as an increase in the number of available treatment agents. Diseases treated by our Specialty Service pharmacy medications include: Hepatitis-C, Hemophilia, Growth Deficiency, RSV, Multiple Sclerosis, HIV, Immune Deficiency, Crohn’s Disease, Pompe’s Disease, Gaucher’s Disease, Psoriasis, Infertility, Cancer, Rheumatoid Arthritis, Osteoporosis, Cystic Fibrosis, Osteoarthritis and Macular Degeneration.
Specialty Service manages utilization of agents on two levels: first, at a macro level, by identifying trends in utilization patterns, recommending protocols based on nationally accepted guidelines, and monitoring compliance; second, on a micro level, by managing guidelines for patients to ensure appropriate dispensing and ongoing compliance.
In addition, we aid customers in identifying patients for our specialty program either through medical claims information provided by the customer or in conjunction with existing drug profiles. Once identified, patients may receive some, or all, of the following services:
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
Medicare Part D Program
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) created the federal Voluntary Prescription Drug Benefit Program under “Part D” of the Social Security Act. As of January 1, 2006, eligible Medicare beneficiaries are able to obtain prescription drug coverage under Part D by enrolling in a PDP or a “Medicare Advantage” plan that offers prescription drug coverage (a “MA-PD”). Employers and unions offering eligible prescription drug coverage for their Medicare-eligible members can receive a number of subsidy payments under Part D for a portion of the costs associated with providing such coverage to beneficiaries who do not enroll in a PDP or MA-PD. These subsidies can be obtained by the employer group by contracting directly or indirectly with CMS to offer PDP Medicare benefits to Medicare-eligible members, or the employer group can apply for a retiree drug subsidy without contracting with a PDP sponsor.
We participate in the administration of the Medicare drug benefit programs (i) through the provision of PBM services to our customers that have qualified as a PDP or a MA-PD, and (ii) by assisting employers, unions and other customers that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them in order to obtain the subsidy. We also provide Part D functions to these customers that include managing member true out of pocket costs (TrOOP), creating the prescription data event (PDE) files, providing medication therapy management (MTM) services, and providing various reporting required by CMS.
In addition, our prescription drug plan subsidiary, NMHC Group Solutions, was approved by CMS to operate as a national PDP sponsor under Part D commencing on January 1, 2007. As an approved PDP sponsor, we are able to provide the PDP Medicare benefits to both individual enrollees and employer groups wishing to contract indirectly with Part D to offer a PDP to eligible members. In addition, as an approved PDP sponsor, we are able to operate as a risk-bearing entity for individual enrollees and employer groups. Currently, NMHC Group Solutions is only acting as a risk-bearing entity for individual enrollees in our PDP and not employer groups.
We do not intend to continue to provide our PDP to individual Medicare Part D enrollees in 2008 and CMS has acknowledged our intent to provide the PDP Medicare benefits solely to employer groups. In addition, as of January 1, 2008, we will only be providing non-risk bearing Medicare benefits to employer groups that will reimburse us directly for any prescription drug costs. We do not intend to offer our PDP to employer groups in instances where we could be subject to risk.
Customers
For the fiscal year ended June 30, 2007, 14% of our revenue was from Mohawk Valley Physicians’ Health Plan, Inc. (“MVP”), a former customer administering multiple plans, which is reported within the PBM segment. Our contract with MVP expired on December 31, 2006 and was not renewed.
For the fiscal year ended June 30, 2007, 16% of our revenue was from Boston Medical Center Health Plan, Inc. a current customer, which is reported within the PBM segment.
Our Business Strategy
Our business strategy currently is focused on organic growth. We plan to grow by leveraging our core strengths to meet specific, unmet needs within defined market segments, resulting in added PBM lives and increased utilization of our Mail Service and Specialty Service pharmacies.

Target Markets
Our business strategy is focused on further penetrating the following five market segments:
State and Local Governments: Public sector enterprises provide pharmacy benefits to both employees and retirees and as a result are attracted to the complete suite of our offerings. Our results-oriented approach to clinical programs remains important to a customer base that must often face public scrutiny. Legislation, as well as political trends requiring pass-through pricing and transparent contracting, favors our strength and experience, while at the same time many other PBMs are unwilling or unable to offer such terms. We see many opportunities to capitalize on these market dynamics.
Unions/Taft-Hartley Trust Funds: With large active and retiree populations, this market segment requires the services that comprise our complete suite of core offerings, including PBM services, Mail Service, Specialty Service and Medicare Part D. As healthcare costs continue to rise, local and international unions are becoming increasingly attracted to our brand of innovative, results-oriented clinical programs. In addition, our history of offering pass-through pricing and transparency remains extremely important to retaining our current clientele as well as winning new business.
Employer Groups: Self insured companies are challenged by cost containment pressures on the one hand and the need to offer attractive benefit packages that attract and retain employees on the other. This calls for increased sophistication on the part of PBMs, which we are ideally positioned to offer, relative to smaller PBMs. In addition, our ability to offer the PDP Medicare benefits places us in a unique position in our peer group and relative to smaller PBMs. We believe this market is under-serviced by the three largest PBMs and is attracted to our flexibility, dedication and service levels and our strong clinical programs. We see strong opportunities for growth and expansion in this market as employers continue to search for solutions to their rising healthcare costs.
Third Party Administrators (TPAs): The TPA market is consolidating under the constant pressure of large health insurance companies. These potential customers, who process claims for employers and Taft Hartley trust funds, seek partnerships with PBMs that can help them offer a competitive advantage.
Managed Care Organizations (MCOs): We believe we are positioned to service the needs of mid-sized, regional MCOs with 25,000 to 400,000 lives. These firms are large enough to demand the services of an integrated, technically sophisticated PBM like NMHC, but not large enough to bring PBM services in-house. To compete in their service areas, these firms must be able to offer unique and flexible offerings, coupled with outstanding clinical and financial results from intervention programs. They demand high levels of service, support for their own P&T committees, locally tailored retail networks, and other levels of customization that are going unmet by larger PBMs that service larger MCOs.
Company Operations
Sales and Marketing
We market our services through a sales and marketing department led by a direct sales force of Regional Vice Presidents and external brokerage and consultant relationships. Our Regional Vice Presidents target customers throughout the United States and several of its territories. In addition, we contract with brokers and consultants who are retained to market our services to prospective customers for agreed upon fees. We also attend trade shows and use advertising, public relations and marketing literature for sales support. These efforts are expected to create access to new customers in major marketing areas.
Furthermore, we continue to expand our web presence (www.nmhc.com) as both a functional tool for customers to conduct the many value-added services provided by us, and as a portal for eligible plan participants to make inquiries and refill mail service prescriptions. The web site offers a page dedicated to online services which allow plan participants to fill out customer service surveys, to obtain direct payment claim forms, to access formulary listings, to access the pharmacy network listings and to access claims history. In addition, we provide secure web access to make available specific resources to customers who have unique reporting and data management requests. All plan participant information is subject to security measures available in the industry, protecting patient confidentiality and meeting the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliance standards.
Information Systems
Information systems play a critical role in our business. Claims adjudication software is one of our most critical systems and directly supports our core business operations. Our systems provide a wide range of functionality including online claims processing, formulary and clinical management, pharmacy network management and are the basis for much of our reporting and analytical capabilities. A significant part of our claims platform capabilities is operated on software licensed from unaffiliated third parties.
We maintain preventative measures to protect against disaster, including resiliency in processing, telecommunications and power sources.
For a discussion of the risks relating to our information systems, see “Item 1A. Risk Factors— We rely on third parties for our point of sale information system and transaction processing system, and any disruption in these services would materially disrupt our business and results of operations” and “Item 1A. Risk Factors— We are in the process of consolidating all customers to a single third party adjudication vendor, one of two that we are currently operating. Any severe interruption during the transition could materially disrupt our business.”
Competition
We compete with numerous companies that provide the same or similar services as ours. Some of our competitors have been in existence for longer periods of time and are better established than we are. Some of them also have broader public recognition, substantially greater financial and marketing resources than us, and more experienced management. In addition, some of our customers and potential customers may find it desirable to perform for themselves those services now being rendered by us. Furthermore, consolidation and alliances within the industry could adversely impact the operations and prospects for independent PBM companies such as NMHC.
Our ability to attract and retain customers is substantially dependent on our capability to provide competitive pricing, efficient and accurate claims management, utilization review services and related reporting, and auditing and consulting services. We believe that the following factors help us successfully compete:
•	a successful record of delivering services at lower annual costs for our customers than national trends;

•	a broad base of experience in the information technology and PBM industries;

•	flexible and sophisticated on-line information systems, which integrate all of the data input, reporting, analysis, and access functions provided by NMHC;

•	wholly-owned and operated mail service and specialty pharmacies;

•	an integrated Medicare Part D prescription drug program;

•	effective and measurable clinical management programs;

•	a focus on customer service; and

•	transparency to customers.

Employees
As of September 10, 2007, we had 465 employees. Of the 465 total employees, 450 are full-time and 15 are part-time employees. We are not a party to any collective bargaining agreement and we consider our relationships with our employees to be satisfactory.
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
Anti-Kickback Statutes
The federal Anti-Kickback Statute prohibits knowingly offering, soliciting, paying or receiving remuneration in return for referring an individual for the furnishing of an item or service, or for the purchasing, ordering or arranging for any item or service, for which payment may be made in whole or in part under a federally funded health care program, including Medicare, Medicaid and the Civilian Health and Medical Program of the Uniformed Services (“CHAMPUS/Tricare”). Regulations have been adopted under the federal Anti-Kickback Statute which provide safe harbors for certain remuneration arrangements that might otherwise violate the statute, such as properly reported discounts (including certain rebates) received from vendors and properly disclosed payments made by vendors to group purchasing organizations. The failure to fall within a safe harbor does not automatically mean that an arrangement is unlawful, although it may result in heightened scrutiny or challenge. Many states, including several in which we do business, have adopted laws similar in scope to the federal Anti-Kickback Statute (sometimes including similar safe harbors), and these state laws often are applicable to services for which payment may be made by anyone, including commercial insurers and private pay patients, not just payments made under a federal or state health care program. Violation of these anti-kickback laws may result in criminal and civil penalties as well as exclusion from the Medicare and Medicaid programs.
The federal Anti-Kickback Statute has been broadly interpreted by the courts, the Office of Inspector General (the “OIG”) of the Department of Health and Human Services (“HHS”), and pertinent administrative bodies. Courts have ruled that a violation of the statute exists even if only one purpose of the remuneration was to induce patient referrals or purchases. Also, the OIG has identified as possibly improper under the statute so-called “product conversion” programs, pursuant to which pharmaceutical manufacturers provide incentives to physicians and pharmacies to change a prescription to a drug made by the pharmaceutical manufacturer, or recommend such a change. We are not aware of any instance in which the federal Anti-Kickback Statute has been applied (i) to prohibit independent PBMs, such as NMHC, from receiving rebates from drug manufacturers based on drug sales by pharmacies to plan participants, or (ii) to properly structure contractual relationships between independent PBMs and their customers and participating pharmacies.
The federal Anti-Kickback Statute has also been cited as a partial basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with product conversion programs. Additionally, certain governmental entities have commenced investigations of companies in the pharmaceutical services industry and have identified issues concerning development of preferred drugs lists, therapeutic substitution programs, pricing of pharmaceutical products and discounts from prescription drug manufacturers. Several pharmaceutical manufacturers have entered into settlement agreements with the federal government concerning marketing and pricing practices. For example, in October 2006, Medco Health Solutions (“Medco”), a PBM, entered into a $155 million civil settlement of claims that Medco destroyed and canceled valid patient prescriptions, solicited kickbacks from pharmaceutical manufacturers to favor their drugs, and paid kickbacks to health plans to obtain business. Similarly, in September 2005, CVS Caremark Corporation (f/k/a Caremark Rx, Inc.), (“Caremark”) a PBM, entered into a $137 million civil settlement of claims that its subsidiary, AdvancePCS, allegedly solicited and received kickbacks from pharmaceutical manufacturers in the form of excessive administrative fees, over-priced services agreements as a reward for favorable formulary treatment, and improper “flat fee” rebates, and that AdvancePCS allegedly paid kickbacks to customers and potential customers to induce them to contract with AdvancePCS. In both cases, although the case settled under the False Claims Act, as discussed below, a majority of the allegations pertained to anti-kickback violations.
We believe that we are in compliance with the federal Anti-Kickback Statute and similar state laws and to date, we have not been the subject of any suit or investigation concerning these laws. There can be no assurance, however, that we will not be subject to challenge or a proceeding under the federal Anti-Kickback Statute, the regulations there under or any similar state laws. Any such challenge or proceeding could have a material adverse effect on our business, results of operations or financial condition, regardless of whether we are found to have violated such statutes or regulations.
On April 28, 2003, the OIG issued its Compliance Program Guidance for Pharmaceutical Manufacturers (“OIG Guidance”) aimed at advising pharmaceutical manufacturers on how to establish compliance programs that will ensure compliance with state and federal laws and regulations. The OIG Guidance encourages pharmaceutical manufacturers to evaluate some areas of legal risk in structuring their compliance program, including the relationship between pharmaceutical manufacturers and PBMs. In particular, the OIG Guidance describes the negotiation of discount rebates and administration fees, as well as formulary support activities, as areas of potential legal risk. Although we believe that our business practices and direct arrangements with pharmaceutical manufacturers are in compliance with the OIG Guidance, we cannot guarantee that the arrangements between our third party rebate administrator and the pharmaceutical manufacturers are in compliance with the OIG Guidance. In addition, if the industry perceives the OIG Guidance as leading to greater scrutiny of PBMs, pharmaceutical manufacturers and customers may seek to alter rebate arrangements, which could adversely affect our profitability.
Additionally, it is a crime under the federal Anti-Kickback Statute, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, including a contractor servicing federally funded health programs, in order to obtain favorable treatment in a subcontract. Violators of this law may also be subject to civil monetary penalties.
Medicare Part D Prescription Drug Program Reforms
The MMA, which was enacted in 2003, creates a new voluntary prescription drug benefit under the Social Security Act.
As of January 2006, Medicare beneficiaries entitled to Part A or enrolled in Part B, as well as certain other Medicare enrollees, are eligible for outpatient prescription drug benefits under the MMA Medicare Part D drug program. CMS has issued final rules implementing the portions of the MMA relating to

PDPs and MA-PDs, including the “Part D Program to Control Fraud, Waste, and Abuse” guidance. The MMA imposes various requirements on PDP sponsors and MA-PDs that offer drug coverage, including requirements relating to the prescription drug benefits offered, the disclosure of negotiated price concessions made available by drug manufacturers, pharmacy access and participation, and the development and application of formularies. To the extent that we serve as a PDP sponsor or provide services to PDP sponsors and MA-PDs, we are required to comply with the applicable provisions of the MMA and CMS regulations. We have developed the appropriate compliance program to support the detailed requirements of the Medicare laws and regulations, including designating a Medicare Compliance Officer who oversees Medicare Part D compliance, creating a Medicare Compliance Committee who assists the Medicare Compliance Officer in the implementation of the Medicare Compliance Program and implementing procedures to prevent and detect fraud, waste and abuse. Although we are continuing to assess the impact that Medicare Part D will have on our customers’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members, our customers have a variety of options to consider for providing drug coverage to their retirees. We currently participate in the administration of Medicare Part D: (i) through the provision of PBM services to our health plans and other customers that have qualified as a PDP or a MA-PD, and (ii) by assisting employers, unions and other health plan customers that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them in order to obtain the subsidy.
In addition, our subsidiary, NMHC Group Solutions, which has been approved by CMS to operate as a PDP sponsor under Medicare Part D, began offering Medicare Part D pharmacy benefits to employer groups and individual enrollees in January 2007. This is the first time we are a direct contractor to the federal government and subject to the rules, regulations and enforcement authority of the federal government over its contractors. In all cases, we will be required to comply with the extensive, detailed requirements of the Medicare laws and regulations which could have a significant impact on our operations, products and services.
Stark Law
The federal physician self-referral law, known as the “Stark Law,” prohibits physicians from referring Medicare or Medicaid beneficiaries for “designated health services,” which includes outpatient prescription drugs, to any entity with which the physician or an immediate family member of the physician has a financial relationship. The law also prohibits the entity receiving a prohibited referral from presenting a claim to Medicare or Medicaid for the designated health service furnished under the prohibited referral. In addition, the Stark Law contains certain statutory and regulatory exceptions for physician referrals and physician financial relationships. CMS published final regulations under the Stark Law which provides guidance on interpretation of the scope and exceptions of the Stark Law. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties, criminal penalties and Medicare and Medicaid program exclusion. Our provision of Medicare Part D services and our Specialty Service and Mail Service pharmacies dispensation of certain outpatient prescription drugs that are directly or indirectly reimbursed by the Medicare or Medicaid programs, potentially make them subject to the Stark Law’s requirements. However, we do not believe that we receive any physician referrals that would violate the Stark Law.
State Self-Referral Laws
Our Mail Service, Specialty Service and Medicare Part D operations may also be subject to state statutes and regulations that prohibit payments for referral of individuals from or by physicians to health care providers with whom the physicians have a financial relationship. These state laws and their exceptions may vary from the federal Stark Law and vary significantly from state to state. Some of these state statutes and regulations apply to items and services reimbursed by private payors. Violation of these laws may result in prohibition of payment for items or services provided, loss of pharmacy or health care provider licenses, fines and criminal penalties. State self-referral laws are often vague, and, in many cases, have not been widely interpreted by courts or regulatory agencies. Although we have not been notified, and are not otherwise aware of any material claim or non-compliance, there can be no assurance that we are in compliance with such laws.
Statutes Prohibiting False Claims and Fraudulent Billing Activities
A range of federal and state civil and criminal laws target false claims and fraudulent billing activities. One of the most significant of these laws is the Federal False Claims Act, which imposes civil penalties for knowingly making a false claim or the making of a false record or statement in order to secure reimbursement from a government sponsored program, such as Medicare and Medicaid, for services rendered or covered by the relevant program. A few federal district courts have recently interpreted the False Claims Act as applying to claims for reimbursement that violate the federal Anti-Kickback Statute or the Stark Law under certain circumstances. In recent years, the federal government has launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Claims under these laws may be brought either by the government or by private individuals on behalf of the government through a qui tam or “whistleblower” action. Several whistleblower actions have been filed under the False Claims Act alleging, among other things, that PBMs improperly favored the products of certain pharmaceutical manufacturers over less expensive products and engaged in improper mail order pharmacy practices. Because such actions are filed under seal and may remain secret for years, there can be no assurance that neither we nor any of our subsidiaries are named in a material action.
The False Claims Act and other related or similar laws generally provide for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims as well as potential criminal penalties. The federal government has entered into settlement agreements with several companies in the pharmaceutical services industry following claims by the federal government that such parties violated the Federal False Claims Act by: (i) improperly marketing and pricing drugs; (ii) overstating the average wholesale prices (“AWP”) of products; (iii) paying illegal remuneration to induce the purchase of drugs; and/or (iv) failing to accurately report “best price” under the Medicaid program. For example, in October 2006, Medco, a PBM, entered into a $155 million civil settlement of claims under the False Claims Act. Similarly, in September 2005, Caremark entered into a $137 million civil settlement of claims under these same statutes. In addition, both companies agreed to enter into a 5-year corporate integrity agreement with the federal government. To the best of our knowledge, we have not been named in any actions filed under the False Claims Act. Although we have not been notified, and are not otherwise aware of any material claim or non-compliance, there can be no assurance that we are in compliance with such laws.
Regulations Regarding Privacy and Confidentiality
Many of our activities involve the receipt, use and disclosure by us of personally identifiable health information, including disclosing this information to a patient’s health benefit plan. In addition, we may use de-identified health information for research and analytical purposes. In order to protect the privacy and security of personally identifiable health information, we have adopted the standards of telecommunication for the PBM industry established by the National Council for Prescription Drug Programs and perform risk assessments, employee training with respect to patient confidentiality, and evaluations of business practices.
The use, disclosure, and secure handling of personally identifiable health information is regulated at the federal and state levels, including the privacy and security regulations issued pursuant to HIPAA. These state and federal requirements vary and change frequently as a result of legislation, regulations and judicial or administrative interpretation. Further, the HIPAA privacy requirements do not preempt state laws regarding health information privacy that are more restrictive than HIPAA.
In some areas of our business, such as Mail Service, Specialty Service and operations as a PDP sponsor under Medicare Part D, we are directly subject to these statutory and regulatory requirements. Other areas, such as our PBM operations, are not directly subject to these statutes and regulations but are indirectly impacted as a result of regulatory requirements for our customers to have confidentiality agreements in place with us, known as “business associate agreements.” When required, we have business associate agreements in place with our customers that contractually require us to protect the confidentiality and security of the personally identifiable health information that we create or receive on their behalf. Although we have not been notified, and are not otherwise aware of any material claim or non-compliance, there can be no assurance that we are in compliance with such privacy and security laws and regulations that apply directly to us and with our business associate obligations.
In addition, state and federal authorities are increasingly focused on the importance of protecting individuals from identity theft, with a significant number of states enacting laws requiring businesses to notify individuals of security breaches involving personal information and Congress considering similar or additional measures. These state laws generally require businesses to notify individuals when their personal information has been, or is reasonably believed to have been, acquired by an unauthorized person. Many state laws also require notification to government agencies, such as the state attorney general, or consumer protection agencies in the event of a breach or misuse of personal data.
HIPAA includes administrative requirements directed at simplifying electronic data interchange through standardizing transactions and establishing uniform health care provider, payer and employer identifiers. The standard transactions regulations require the use of national, uniform standards when a healthcare provider or health plan conducts certain electronic transactions with another healthcare provider or health plan. These regulations also mandate the use of certain code sets in connection with the standard transactions. We have made the necessary arrangements to provide electronic transactions that are in compliance with these regulations. Beginning in May 2007, the national provider identifier (“NPI”) rule became effective. This rule requires all health care providers that conduct standard transactions to obtain an NPI and use the NPI in any standard transaction in which the provider’s identifier is required. The NPI rule has had an operational impact on our business in that all electronic pharmacy claims must reflect the pharmacy’s NPI. To the extent that any pharmacies do not have an NPI, this rule may result in rejected claims at the pharmacy counter.
Varying requirements and enforcement approaches in the different states may adversely affect our ability to standardize our products and services across state lines. Failure to comply with any of the statutory and regulatory HIPAA requirements, state privacy and security requirements and other similar federal requirements could subject us to significant criminal and civil penalties. Further, if we fail to protect the privacy and security of the individually identifiable health information we handle on behalf of our customers as required by our business associate agreements, our customers could be subject to significant civil and criminal penalties, and we could be found to have breached our contracts with our customers.
It is possible that new laws or regulations further restricting the use or disclosure of personally identifiable health information could be adopted or that existing laws or regulations will be interpreted to further restrict our ability to obtain and use individually identifiable health information. New requirements or interpretations could have a material adverse effect on our business, results of operations or financial condition.
ERISA
We provide services to a number of customers which are self-funded health plans. These plans are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), which imposes certain obligations on those deemed fiduciaries of the health plans. We administer pharmacy benefit plans according to the plan design choices made by the health plan customer. With the exception of our activities as a PDP sponsor under the Medicare Part D program, we believe that our business activities are sufficiently limited that we do not assume any of the fiduciary responsibilities of the customer and thus would not be regulated as a fiduciary under ERISA. In addition, our agreements with customers specifically identify the scope of our services and provide that we are not a fiduciary of the plan. However, there can be no assurance that the U.S. Department of Labor (the “DOL”), which is the agency that enforces ERISA, would not assert that the fiduciary obligations imposed by ERISA apply to certain aspects of our operations or that courts in private ERISA litigation would not so rule. Although courts have declined to extend ERISA fiduciary obligations to managed care companies, the DOL alleged that prior to acquisition by NMHC, Pharmaceutical Care Network (“PCN”), was acting as an ERISA fiduciary in providing certain administrative services to its ERISA plan clients. PCN vigorously disagreed with the allegations, but settled the dispute with the DOL in May 2006 to avoid the costs of protracted litigation. If, in the future, we are deemed to be a fiduciary, we could potentially be subject to claims regarding breach of fiduciary duties in connection with our provision of services.
On May 25, 2004, the United States District Court for the Southern District of New York accepted a class action settlement proposed by Medco in a lawsuit that alleged that Medco was a functional fiduciary under ERISA and violated its fiduciary obligations by, among other things, failing to make adequate disclosures regarding certain rebates from pharmaceutical manufacturers and steering clients toward more expensive pharmaceuticals with higher rebates benefiting Medco and its parent company at the time, Merck & Co., Inc. Pursuant to the settlement, Medco paid $42.5 million into a settlement fund to be distributed to plan participants. In addition, Medco agreed to implement and continue certain business practices aimed at increasing transparency around formulary decisions and therapeutic interchanges. Medco did not admit, and the settlement did not require Medco to admit, any wrongdoing under ERISA or otherwise.
Similarly, on July 26, 2004, private litigants filed suit against Caremark in the United States District Court for the Middle District of Tennessee alleging that Caremark was a fiduciary under ERISA and violated its ERISA fiduciary duties by, among other things, failing to disclose the existence and extent of manufacturer rebates, concealing the “spread” on pharmacy claims to the detriment of ERISA plans and conspiring with pharmaceutical manufacturers to inflate AWP, which is the standard pricing measure used by the pharmaceutical industry and PBMs in calculating drug prices. In August 2005, Caremark was dismissed from the action.
Also, on April 18, 2006, the United States District Court for the District of New Jersey decided a case brought by private litigants against PCS Health Systems, Inc. (“PCS”), a PBM. The plaintiffs alleged that PCS breached its fiduciary duty by taking rebates and kickbacks from drug manufacturers. The court granted PCS’s motion for summary judgment, holding that PCS was not acting as a fiduciary under ERISA since it did not have the type of discretionary authority needed to render PCS an ERISA fiduciary.
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
Effective January 2004, the DOL issued claims procedure regulations (“Claims Rules”) that create standards applicable to clients that are regulated under ERISA for initial and appeal level decisions, time frames for decision making, and enhanced disclosure rights for claimants. We have implemented and will continue to implement in the future, changes to our operational processes, as necessary to accommodate our customers’ compliance needs under the Claims Rules.

FDA Regulation
The United States Food and Drug Administration (the “FDA”) generally has authority to regulate drug promotional materials that are disseminated “by or on behalf” of a pharmaceutical manufacturer. In January 1998, the FDA published a Notice and Draft Guidance for Industry regarding its intent to regulate certain drug promotion and therapeutic substitution activities performed by PBMs that are controlled, directly or indirectly by pharmaceutical manufacturers. The FDA was concerned that pharmaceutical manufacturers might attempt to avoid FDA regulation in connection with the promotion of their drugs by utilizing PBMs to conduct the marketing activity. The FDA effectively withdrew the draft guidance in the fall of 1998. We are not owned or controlled by a pharmaceutical manufacturer, but we do have contractual relationships with them. Although the draft guidance has effectively been withdrawn, there can be no assurance that the FDA will not again attempt to assert jurisdiction over certain aspects of the business of PBMs in the future, which could materially adversely affect our operations.
Consumer Protection Laws
The federal government and most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with drug switching programs. In addition, most states have enacted consumer protection laws relating to a broad range of managed health care activities, including provider contracting, participant appeals and access to services and supplies. Although we believe we are compliant with consumer protection laws, there can be no assurance that our operations will not be subject to challenge or scrutiny under one or more state laws as they are often interpreted broadly.
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
In order to participate as a PDP sponsor under the Medicare Part D program, we formed NMHC Group Solutions. Pursuant to the MMA, NMHC Group Solutions must be licensed as a risk-bearing entity under state laws or have obtained a waiver of the licensing requirement from CMS. NMHC Group Solutions has been approved to operate as a risk-bearing entity in its domicile state, Delaware, and has filed applications for licensure in the 49 other states and Washington D.C., and Puerto Rico. Because we demonstrated to CMS that we filed substantially complete licensure applications in these jurisdictions, CMS has granted NMHC Group Solutions a thirty-six month waiver of such licensing requirements effective January 1, 2007. Generally, waivers are not renewable unless CMS determines that the state in question does not have a licensing process in effect with respect to prescription benefit plans. NMHC Group Solutions is in the process of obtaining the appropriate state licenses and is currently licensed in nine states. As a licensed insurance company, NMHC Group Solutions is subject to various state insurance regulations that generally require, among other things, maintenance of capital and surplus requirements, review of certain material transactions and the filing of various financial and operational reports. However, if NMHC Group Solutions is unable to either acquire all necessary insurance licenses or maintain waivers of such licensing requirements, there may be a materially adverse impact on its ability to participate in the Medicare Part D program as a PDP sponsor. Pursuant to the MMA, state insurance licensing, insurance agent/broker licensure and solvency laws and regulations are generally applicable to PDPs, but the application of other state laws to Medicare Part D is preempted by Medicare Part D to the extent that Medicare Part D regulates the issue.
We do not intend to continue to provide our PDP to individual enrollees in 2008. In addition, we will only be providing non-risk bearing Medicare benefits to employer groups that will reimburse us directly for any prescription drug costs. Because we believe that we will no longer engage in any risk-bearing arrangements as a PDP sponsor for 2008, we may not be required to obtain state licensure other than in our domicile state, Delaware. We are currently conducting a 51 state / territory analysis to confirm each individual state / territory requirement.
All states have penalties associated with making false claims to an insurer. These state laws vary, and violation of them may lead to the imposition of civil or criminal penalties. Additionally, several states have laws requiring the prompt payment of claims, which state that health plans and payors must pay claims within certain prescribed time periods or pay specified interest penalties. These laws vary in regard to scope, requirements and application, and it is not clear the extent to which they may apply to our customers or to us. Also, ERISA may preempt the applicability of these laws to certain health plans and payors, but the scope of ERISA preemption is unclear and is subject to conflicting court rulings.
Mail Service Pharmacy Regulation
Our mail service and specialty pharmacies, Mail Service and Specialty Service, respectively, distribute drugs throughout the United States. Our mail service fulfillment center is located in Florida and our Specialty service pharmacy is located in Maine. Mail Service and Specialty Service are each licensed to do business and to deliver controlled substances in their respective state. Some of the states into which Mail Service and Specialty Service deliver pharmaceuticals have laws that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in such state, in order to mail drugs into that state. Mail Service and Specialty Service have each registered or are in the process of registering in every state that, to our knowledge, requires such registration. Although these states generally permit the home delivery service to follow the laws of the state in which the home delivery service is located, some of these states require out-of-state mail service pharmacies to comply with certain pharmacy laws and regulations of their states, as well as to employ a pharmacist licensed in the state to which the drugs are shipped. Although we have not been notified, and are not otherwise aware of any material claim or non-compliance, there can be no assurance that Mail Service and Specialty Service are in compliance with state laws and regulations that apply to their mail service pharmacy operations. In addition, we believe that all of Mail Service’s and Specialty Service’s applications for state registration or licensure will be submitted prior to the delivery of pharmaceuticals into a particular state, but cannot guarantee that we will obtain all of the required state licenses prior to such date.
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
Other statutes and regulations may affect the operations of the mail service pharmacies. For example, the Federal Trade Commission requires mail service sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products sold, to fill mail service orders within 30 days and to provide customers with refunds when appropriate. In addition, the United States Postal Service (“USPS”) has statutory authority to restrict the delivery of drugs and medicines through the mail. However, to date, the USPS has not imposed any such restriction that would affect Mail Service or Specialty Service operations.
There are also regulations governing the repacking of drug products, wholesale distribution, dispensing of controlled substances, medical waste disposal and clinical trials. In addition, federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Although we have not been notified, and are not otherwise aware of any material claim or non-compliance, there can be no assurance that we are in compliance with all such rules and regulations affecting our Mail Service and Specialty Service operations.
Deficit Reduction Act of 2005
The Deficit Reduction Act of 2005 (the “DRA”) was enacted into law on February 8, 2006. The DRA significantly changes the Medicaid system (a state and federally funded program) with respect to prescription drugs by revising the methodology used to determine Federal Upper Payment limits (the maximum amount a state can reimburse) for generic drugs under Medicaid, permitting stronger cost-sharing requirements applicable to Medicaid prescription drugs, and containing provisions intended to reduce “fraud, waste and abuse” in the Medicaid program. Specifically, as of January 2, 2007, Federal Upper Limits (FULs) for generic drugs are now based on 250 percent of the lowest average manufacturers prices (“AMP”) in a given drug class. The final rule with comment was issued by CMS on July 17, 2007 and is scheduled to become effective October 1, 2007. Among other things, the rule defines AMP and best price, and specifies the items that must be included and excluded in the calculation of each. Under the rule, sales to mail pharmacies are included in the calculation of AMP.
The DRA’s “fraud, waste and abuse” provisions encourage states to enact their own false claims acts, mirrored on the federal False Claims Act, described above, and appropriate federal funding to increase scrutiny on the Medicaid program. The “fraud, waste and abuse” provisions also include a provision intended to strengthen Medicaid’s status as “payer of last resort” relative to private health insurance by specifying that PBMs and self-insured plans may be liable third parties.
Although we do not contract directly with any state Medicaid programs with respect to our PBM business, the provisions in the DRA have the potential to impact the PBM industry by means of increased prosecutorial and private litigant scrutiny on the pharmaceutical industry in general, which may include PBMs. Additionally, the DRA mandates the public availability of pharmaceutical manufacturer AMPs, and creates incentives to states to use AMPs for Medicaid reimbursement, potentially paving the way for a more general market shift in reimbursement mechanisms from AWP-based methodologies to AMP-based methodologies, discussed in more detail, below, under “Legislation and Regulation Affecting Drug Prices.” Additionally, the third party recovery provisions in the DRA may lead to greater financial recoveries from third party PBMs in cases where Medicaid was not properly a primary payor on a drug claim, even where a PBM is not financially at risk.
Antitrust
Numerous lawsuits have been filed throughout the United States under various state and federal antitrust laws by retail pharmacies against drug manufacturers, wholesalers and major PBMs, challenging certain brand drug pricing practices. Specifically, these suits allege, in part, that the pharmaceutical manufacturers offered, and certain PBMs knowingly accepted, rebates and discounts on purchases of brand-name prescription drugs in violation of the federal Robinson-Patman Act and federal Sherman Antitrust Act (the Sherman Antitrust Act generally prohibits contracts and combinations that unreasonably restrain trade or facilitate monopolization of any part of interstate commerce, while the Robinson-Patman Act prohibits a variety of conduct relating to the sale of goods, including prohibiting practices the statute defines as price discrimination). An adverse outcome in any of these lawsuits could require defendant drug manufacturers to provide the same types of discounts on pharmaceuticals to retail pharmacies and buying groups as are provided to PBMs and managed care entities to the extent that their respective abilities to influence market share are comparable. This practice, if generally followed in the industry, could increase competition from pharmacy chains and buying groups and reduce or eliminate the availability of certain discounts currently received in connection with our drug purchases. The loss of such discounts could have a material adverse impact on our operations. In addition, to the extent PBMs appear to have actual or potential market power in a relevant market, business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties.
Regulation of PBMs
The federal government currently does not directly regulate the activities of PBMs. Several states, however, have introduced legislation in recent years, which, if enacted, would directly regulate the activities of PBMs. To date, a handful of jurisdictions have enacted such statutes, which vary widely in their requirements. This legislation varies in scope and often contains provisions that: (i) impose certain fiduciary duties upon PBMs to customers and plan participants; (ii) require PBMs to remit to customers or their plan participants certain rebates, discounts and other amounts received by PBMs related to the sale of drugs; (iii) regulate product substitution and intervention; and/or (iv) impose broad disclosure obligations upon PBMs to customers and their plan participants. Maine and the District of Columbia have the most regulations in place for PBMs, including extensive disclosure requirements and fiduciary obligations for PBMs similar to those under ERISA. The Pharmaceutical Care Management Association (“PCMA”), a national trade association representing PBMs, filed separate actions in Maine and the District of Columbia questioning the validity of their statutes on various grounds. The Maine district court granted summary judgment in favor of Maine and lifted an injunction obtained by PCMA preventing enforcement of the statute. The First Circuit Court of Appeals affirmed the district court’s holding, but clarified that the law applies only to contracts entered into in Maine with respect to PBM customers, or “covered entities” in Maine, and that PBMs are not ERISA fiduciaries, but rather that their relationship with their customers is contractual. PCMA appealed the Circuit Court decision to the United States Supreme Court, but on June 5, 2006, the Supreme Court denied review. The District of Columbia district court preliminarily enjoined enforcement of the District of Columbia statute, and the District of Columbia appealed the decision to the D.C. Court of Appeals. The D.C. Court of Appeals has remanded the case to the district court for reconsideration in light of the First Circuit’s ruling in the Maine case. The district court held that the PBM’s were barred to litigate the validity of the statute by collateral estoppel and granted the defendants’ motion to vacate the injunction and its supplemental motion for summary judgment. North Dakota, South Dakota, Vermont, Kansas, Mississippi, Tennessee and Washington have also passed legislation regulating PBMs. Georgia has a law in place primarily relating to the practice of pharmacy, and Maryland has PBM specific laws that are less onerous than the Maine and District of

Columbia laws. Widespread enactment of such statutes could have a material adverse effect upon our financial condition, results of operations and cash flows. Although we have not been notified, and are not otherwise aware of any material claim or non-compliance, there can be no assurance that we are in compliance with such laws and requirements where required and continue to monitor legislative and regulatory developments. However, to the extent states in which we do business enact bills that regulate the activities of PBMs in a comprehensive manner, such bills could materially adversely affect our business.
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
In addition, several influential bodies, including the National Association of Insurance Commissioners (“NAIC”), the National Association of Boards of Pharmacy, and the National Committee on Quality Assurance, are considering proposals to regulate PBMs and certain of their activities, such as formulary and utilization management and downstream risk assumption. For example, on October 17, 2006, the American Accreditation Health Care Commission (URAC) issued draft PBM accreditation standards for PBMs serving the commercially insured market. It is expected that these standards will be finalized in 2007. Furthermore, URAC has stated that it intends to develop standards for the Medicare and health plan markets as well. If these or other similar bodies adopt model acts which would regulate the activities of PBMs, states may be influenced to incorporate such model acts into their statutes. Such laws could materially affect our operations.
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
The federal and state governments have increased their scrutiny on the method used by drug manufacturers in developing pricing information, which in turn is used in setting payments under the Medicare and

Medicaid programs. The Department of Justice is currently conducting, and the House Commerce Committee has conducted, an investigation into the use of AWP for federal program reimbursement, and whether the use of AWP has inflated drug expenditures by the Medicare and Medicaid programs. Several states have filed lawsuits against pharmaceutical manufacturers alleging that they illegally inflated actual prices for prescriptions drugs. In addition, class action lawsuits have been commenced by private consumers against pharmaceutical manufacturers alleging overstatement of AWP. Furthermore, in October 2006, First DataBank (“FDB”), one of two primary sources of AWP price reporting, announced that it had entered into a settlement agreement relating to its AWP reporting, subject to final court approval. Under the terms of the proposed settlement agreement, FDB has agreed to reduce the reported AWP of certain drugs by four percent and to discontinue the publishing of AWP at a future time as contemplated by the settlement. The proposed settlement has not yet received final court approval.
As a result of the increased scrutiny on AWP, both federal and state proposals have been sought to change the basis for calculating reimbursement of certain drugs by the Medicare and Medicaid programs. Although we are not responsible for calculations, reports or payments of AWP, if the method of calculating AWP is changed by the government, it could adversely affect our ability to effectively negotiate discounts with pharmaceutical manufacturers, pharmacies and customers. In addition, it could affect the reimbursement the Mail Service pharmacy would receive from managed care organizations that contract with government health programs to provide prescription drug benefits.
Under the MMA, AWP no longer serves as the basis for Medicare Part B drug reimbursement, except for certain vaccines, infusion drugs furnished through durable medical equipment and for blood and blood products (other than clotting factors). Rather, with certain exceptions, Part B drugs are reimbursed on an average sales price, (“ASP”), methodology. ASP means a manufacturer’s total dollar sales of a product in the United States to all purchasers (excluding certain sales exempted from Medicaid Best Price reporting and “nominal” sales) divided by the total number of such units of such drug or biological products sold by the manufacturer in such quarter. The ASP methodology may cause some drug manufacturers to reduce the levels of discounts or rebates available to PBMs or their customers with respect to Medicare Part B drugs. Since drugs that are reimbursed on an ASP reimbursement system by Medicare do not represent a significant portion of our business, we do not believe that ASP reimbursement for such drugs will have a material adverse effect on our business, results of operations or financial condition.
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
Further, the federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs purchased by state Medicaid programs. Manufacturers of brand name products must provide a rebate equivalent to the greater of (a) 15.1% of the AMP paid by wholesalers for products distributed to the retail pharmacy class of trade and (b) the difference between AMP and the “best price” available to essentially any customer other than the Medicaid program, with certain exceptions. Some drug manufacturers may see these policies as a disincentive to offering rebates or discounts to private purchasers, including the customers that we represent. Investigations have been commenced by certain governmental entities which question whether “best prices” have been properly calculated, reported and paid by the manufacturers to the Medicaid program. Although, we are not responsible for such calculations, reports or payments, such investigations could adversely affect our ability to negotiate rebates with, or sell services to, drug manufacturers.
In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe that we can service our current Medicaid customers through our existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs.

Congress has introduced new legislation to permit reimportation of approved drugs, originally manufactured in the United States, back into the United States from other countries where the drugs were sold at a lower price. However, the FDA must certify to Congress that this program will not pose any additional risk to the public’s health and safety and that it will result in a significant cost reduction. This section of the MMA was to be effective only if the FDA gave its certification, and the FDA has refused to provide such a certification when requested to do so in the past. We have no assurance that the FDA will not change its position and permit the importation of drugs from Canada in the future or that new legislation or regulations will not permit the importation of drugs from the European Union or other countries in the future. Whether and how such a policy will be implemented is unclear. Although there has been considerable legislative and political activity seeking to change the FDA requirements to enable drug importation, the ultimate impact of such legislation on our business is not known.
Legislation Affecting Plan Design
Some states have enacted legislation that regulates various aspects of managed care plans, including provisions relating to pharmacy benefits and certain restrictive benefit plan designs. For example, some states have adopted “freedom of choice” legislation, which provides that participants of a plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers, or provide that a plan participant may sue his or her health plan if care is denied. Certain states have introduced or enacted legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic drug substitution, requires coverage of all drugs approved by the FDA or prohibits denial of coverage for non-FDA approved uses. Other states mandate coverage of certain benefits or conditions, and require health plan coverage of specific drugs if deemed medically necessary by the prescribing physician. In addition some states have enacted legislation purporting to prohibit HMOs and other health plans from requiring or offering participants financial incentives for use of mail service pharmacies. Furthermore, legislation has been proposed that would give health plan members the right to sue their health plans for malpractice if they have been denied care and the right to mandate the content of the appeals or grievance process when a health plan member is denied coverage. To date, there have been no formal administrative or judicial efforts to enforce any such laws. Although such legislation does not generally apply to us, it may apply to certain of our customers, HMOs and health insurers. If such legislation were to be enacted on a broad scope, it could have the effect of limiting the economic benefits achievable by our customers through our PBM services.
Additionally, in late 2000, the Equal Employment Opportunity Commission issued a decision holding that two ERISA plans discriminated in violation of Title VII of the Civil Rights Act of 1964 by failing to cover oral contraceptives when other preventive medications were covered. As with legislation imposing plan design mandates, this decision may apply to certain of our customers and could have the effect of limiting the economic benefits achievable through PBM services if it is applied broadly.
Network Access Limitations
A majority of states have adopted legislation restricting the ability of health plan customers to limit participation in their pharmacy provider network or to remove a provider from the network. These laws may require us or our customers to accept for participation in the network any retail pharmacy willing to meet the applicable plan’s price and other terms, and may restrict our ability and our customers’ ability to remove a pharmacy from the network without certain “due process” protections. These laws vary significantly from state to state in regard to scope, requirements and application. ERISA plans and payors have challenged the application of such laws on the basis of ERISA preemption. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. In addition, the MMA contains an “any willing provider” requirement for pharmacy participation in the Medicare Drug Benefit, which provides that a Medicare Part D PDP must, under certain circumstances, allow participation by any pharmacy that is willing to meet the terms and conditions for participation that the PDP has established. Furthermore, under Medicare Part D, CMS requires that if a Part D plan offers a 90-day supply at mail, it must allow retail pharmacies to also offer a 90-day supply on the same terms. To date, these statutes have not had a significant impact on our business because for most of our customers, we administer large networks of retail pharmacies and will admit any licensed pharmacy that meets the network’s terms, conditions and credentialing criteria.
Formulary Restrictions
Many states have also begun to enact laws that regulate the development and use of formularies by insurers, HMOs and other third party payors. These laws have included requirements on the development, review and updating of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan participants and a process for allowing participants to obtain non-preferred drugs without additional cost-sharing where they are medically necessary and the formulary drugs are determined to be inappropriate. Additionally, the NAIC is developing a model drug formulary statute, known as the Health Carrier Prescription Benefit Management Model Act, that, if widely enacted, may eventually provide more uniformity for health plans and PBMs. Among other things, the model act would address the disclosure of formulary information to health plan participants, participants’ access to non-preferred drugs, and the appeals process available to participants when coverage of a non-preferred drug is denied by the health plan or PBM. Increasing regulation of formularies by states could significantly affect our ability to develop and administer formularies on behalf of our customers.
Industry Standards for PBMs
The National Committee on Quality Assurance, URAC, the Joint Commission on Accreditation of Healthcare Organizations and other quasi-regulatory and accrediting bodies have developed standards relating to services performed by PBMs, including mail service, formulary and drug utilization management. These bodies do not have the force of law, but PBMs and many customers for PBM services seek certification from them. In addition, they may influence the federal government or states to adopt requirements or model acts that they promulgate; for example, the federal government and some states incorporate accreditation standards of these bodies, as well as the standards of the NAIC and the National Association of Boards of Pharmacy, into their drug utilization review regulation. Future initiatives of these bodies are uncertain and resulting standards or legislation could impose restrictions on us or our customers in a way that could significantly impact our business.
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
Company Information
Address and Availability of Information
Our principal executive offices are located at 26 Harbor Park Drive, Port Washington, NY 11050. Our telephone number is (516) 605-6625 and web site is http://www.nmhc.com. We electronically file or furnish our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports (where applicable) and other filings with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934. These filings are available, free of charge, through our web site as soon as reasonably practicable after they are electronically filed with the SEC. In addition, the SEC maintains its web site, www.sec.gov that contains reports, proxy and information statements and other information regarding issuers filing electronically, including NMHC. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Code of Ethics
The Company’s Code of Ethics is available on our web site at http://www.nmhc.com. Upon request by contacting NMHC at the address or number above, a copy of the code of ethics will be mailed to such person free of charge.
Item 1A. RISK FACTORS.
We face intense competition in the PBM industry.
We and other PBM companies compete primarily on the basis of price, service, reporting capabilities and clinical services. The PBM industry is very competitive and dominated by, in most cases, a few large, profitable and well-established companies with significantly greater financial and marketing resources, purchasing power and other competitive advantages. There are a limited number of national companies, including PBM companies such as Medco, Express Scripts Inc. and Caremark that have a majority of the market share of prescription volume. Furthermore, due to the loss of various customers, we have experienced a 26% decrease in the amount of claims we have processed during fiscal 2007 as compared to fiscal 2006. Our direct competitors, however, are generally the second tier PBMs and virtual PBMs that outsource many of their functions to vendors. Our competitors also include drug retailers, physician practice management companies, and insurance companies/HMOs. Many of our competitors provide lower prices and provide better service than we do. We may also experience competition from new competitors in the future. If we do not compete effectively with our competitors, our business and results of operations may suffer.
Recent changes in our senior management may affect our ability to retain customers, to win new business, to maintain employees and attract new personnel.
We depend to a significant extent on certain key personnel and senior management, in particular those that have long-standing relationships within the PBM industry, which help us to maintain relationships with certain key customers and to obtain new customers. In fiscal 2007, four members of our senior management team were terminated. The loss of these individuals may affect our ability to retain some of our key customers. In addition, potential customers may view this shift in management as an indicator of uncertainty within NMHC and thus affect our ability to secure the business of potential new customers. Furthermore, our Chief Executive Officer and President is here on an interim basis. We are currently searching for a permanent CEO. There can be no assurances that we will find a CEO on a permanent basis.
Accordingly, it is important for us to retain our existing key employees and to attract, hire and retain additional highly skilled and motivated officers, managers and employees. Some of our key employees may voluntarily leave NMHC due to the changes in senior management. The loss of the services of key employees and our inability to attract new personnel could adversely affect our business and results of operations.
If we do not successfully integrate our past acquisitions, our business and results of operations will suffer.
For the past seven years, a substantial portion of our growth resulted from acquisitions, including specialty pharmacy businesses and PBM businesses meeting specific criteria. We have had difficulty integrating many aspects of these acquisitions into our business. Some of the challenges we face include:

•	Integrating the operations, services and products of the acquired company;

•	Managing the inconsistencies in standards, controls, procedures and policies among the companies being combined or assimilated which has made it more difficult to implement and harmonize company-wide financial, accounting, billing, information technology and other systems;

•	Difficulties maintaining the quality of products and services that acquired companies have historically provided;

•	Diversion of management’s attention from other business concerns; and

•	Losing key employees and customers of the acquired business.
There are risks associated with integrating and operating newly acquired businesses. If we are unable to overcome the potential problems and inherent risks related to our past acquisitions, our business, results of operations and financial condition could suffer.
We rely on a limited number of key customers for a significant portion of our revenues. The loss of any of these key customers as a result of competitive bidding for contracts, consolidation of customers or otherwise, could adversely affect our business, profitability and growth prospects.
We depend on a limited number of customers for a significant portion of our revenue. Our top ten customers generated 49%, and our top twenty customers generated 60%, of the claims we processed during fiscal 2007. For the fiscal year ended June 30, 2007, 16% of our revenue was from Boston Medical Center Health Plan, Inc. a current customer, which is reported within the PBM segment.
Many of our customers put their contracts out for competitive bidding prior to expiration. Competitive bidding requires costly and time-consuming efforts on our behalf and, even after we have won such bidding processes, we can incur significant expense in proceedings or litigation contesting the adequacy or fairness of these bidding processes. We could lose customers if they cancel their agreements with us, if we fail to win a competitive bid at the time of contract renewal, if the financial condition of any of our customers deteriorates or if our customers are acquired by, or acquire, companies with which we do not have contracts. Over the past several years, self-funded employers, TPAs and other managed care companies have experienced significant consolidation. Consolidations by their very nature reduce the number of customers who may need our services. A customer involved in a merger or acquisition by a company that is not a customer of ours may not renew, and in some instances may terminate its contract with us. Our customers have been, and may continue to be, subject to consolidation pressures. Our business, results of operations and financial condition could be adversely affected if we were to lose one or more of our significant customers.
Due to complex calculations within our customer contracts, we may be required to issue significant credit memos to our customers that could adversely affect our business, profitability and growth prospects.
Contracts with our customers have complex calculations. We have started to, and are in the process of, implementing procedures to improve our monitoring of material contractual obligations. We continue to issue credit memos to customers related to meeting, among other things, pricing performance guarantees. The continued issuance of credit memos could adversely affect our business, profitability and growth prospects.
Due to the complex laws and regulations governing the Medicare program in which we participate, our recorded estimates may materially change in the future, and our failure to fully comply with such laws and regulations may adversely impact our business and financial results.
The Medicare Part D program in which we participate is based upon extremely complex laws and regulations that are subject to interpretation. As a result, there is at least a reasonable possibility that our recorded estimates of receivables from CMS may change by a material amount in the near term. Additionally, our noncompliance with such laws and regulations could result in fines, penalties and exclusion from the Medicare program.
Although we are not aware of any allegations of noncompliance that could have a material adverse effect on our consolidated financial statements, we cannot assure you that any instances of noncompliance will not have a material adverse effect on our consolidated financial statements or results of operations.
Changes in industry pricing benchmarks could adversely affect our financial performance.
Contracts in the prescription drug industry, including our contracts with our retail pharmacy networks and with our PBM and Specialty Service customers, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include, but are not limited to, AWP, AMP, Wholesale Acquisition Cost (“WAC”), Actual Acquisition Cost, Alternative Benchmark Price, Direct Price, Federal Upper Limit, Maximum Reimbursable Amount, Net Wholesale Price and Suggested Wholesale Price. Most of our contracts utilize the AWP standard. Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry. Specifically, in June 2005, a class action lawsuit was commenced in the U.S. District Court for the District of Massachusetts by New England Carpenters Health Benefits Fund against FDB, one of several companies that report data on prescription drug prices, and McKesson Corporation. Plaintiffs allege that defendants conspired to arbitrarily raise AWP. On October 6, 2006, a settlement was proposed between plaintiffs and defendant FDB. The terms of the settlement include FDB agreeing to (i) lower the reported AWP, (ii) cease publishing AWP after a two year notice period, and (iii) work with major participants in the healthcare industry in court approved discussions intended to facilitate the establishment of a sustainable benchmark for drug reimbursement. On June 7, 2007, the court granted preliminary approval of the terms of the proposed settlement. Final approval of the settlement terms are contingent upon the outcome of the fairness hearing scheduled to take place on November 14, 2007. In light of the preliminary approval of the proposed settlement, final approval is imminent. However, we cannot predict the precise timing of any of the proposed AWP changes upon final approval.
In the absence of any mitigating action on our part, the proposed reduction in FDB’s AWP would have a material adverse effect on the margin we earn on home delivery transactions. It may also create disruption in our retail networks due to the adverse impact on AWP-based retail pharmacy pricing. However, most of our contracts with our customers and retail pharmacies contain terms that we believe will enable us to mitigate the adverse effect of this proposed reduction in FDB’s reported AWP.
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
We rely on third parties for our point of sale information system and transaction processing system, and any disruption in these services would materially disrupt our business and results of operations.
Our operations utilize an electronic network connecting approximately 55,000 retail pharmacies to process third party claims. This system is provided by a third party adjudication vendor. Because claims are adjudicated in real time, systems availability and reliability are key to meeting customers’ service expectations. Any interruption in real time service, either through lack of systems availability or telecommunications disruptions can significantly damage the quality of service we provide. Our PBM services also depend on third party proprietary software to perform automated transaction processing.

There can be no assurance that our business and results of operations will not be materially harmed by service interruptions or software performance problems.
We are in the process of consolidating all customers to a single third party adjudication vendor, one of two that we are currently operating. Any severe interruption during this consolidation process could materially disrupt our business and results of operations.
All new customers joining us will utilize our new claims adjudication software, and we are in the process of migrating existing customers to this new software. We have encountered some difficulties in transitioning existing customers to the new software. It is possible that we may experience service interruptions in connection with the introduction of the new software, which may cause affected customers to become dissatisfied with us and seek services elsewhere.
Uncertainty regarding the impact of Medicare Part D may adversely impact our business and financial results.
The MMA created a new, voluntary prescription drug benefit for Medicare beneficiaries entitled to Medicare benefits under Part A or enrolled in Medicare Part B effective January 1, 2006. We currently participate in the administration of the Medicare drug benefit: (i) through the provision of PBM services to our health plan customers and other customers that have qualified as a PDP or a MA-PD, and (ii) by assisting employers, unions and other health plan customers that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them in order to obtain the subsidy. Our existing PBM business could be adversely affected if our customers decide to discontinue providing prescription drug benefits altogether to their Medicare-eligible members. We are not yet able to assess the impact that Medicare Part D will have on our customers’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members.
In addition, as an approved PDP sponsor for calendar year 2007, this is the first time we are a direct contractor to the federal government and subject to the rules, regulations and enforcement authority of the federal government over its contractors. In addition, under regulations established by CMS governing participation in the Medicare Part D program, our subsidiary, NMHC Group Solutions, must be a risk-bearing entity regulated under state insurance laws and must obtain licensure as a domestic insurance company. NMHC Group Solutions has been approved to operate as a risk-bearing entity in its domicile state, Delaware, and has filed applications for licensure in the 49 other states, Washington D.C. and Puerto Rico. We are at various stages with these applications in the ancillary states as eight ancillary states have approved our applications, some states are considering our application, others we have not heard back from and others have been withdrawn for failure to meet certain requirements. We expect to operate under a three year waiver granted by CMS for these other states and territories. These applications are in various stages, and we can give no assurance that they will be approved. We do not intend to continue to provide our PDP to individual Medicare Part D enrollees in 2008 and CMS has acknowledged our intent to provide the PDP Medicare benefits solely to employer groups. In addition, as of January 1, 2008, we will only be providing non-risk bearing Medicare benefits to employer groups that will reimburse us directly for any prescription drug costs. We do not intend to offer our PDP to employer groups in instances where we could be subject to risk. As such, we may be exempt from obtaining risk bearing licensure in the ancillary states and therefore not be subject to the specific state capital, surplus and deposit requirements.
We have invested substantial amounts of time and resources to our Medicare drug benefit program. It is uncertain if we will achieve an acceptable return on these investments.
We have currently committed approximately $5.2 million in a cash account in connection with CMS requirements. The cash is restricted and will not be available to fund our operations. We do not intend to continue to provide our PDP to individual Medicare Part D enrollees in 2008 and CMS has acknowledged our intent to provide the PDP Medicare benefits solely to employer groups. In addition, as of January 1,

2008, we will only be providing non-risk bearing Medicare benefits to employer groups that will reimburse us directly for any prescription drug costs. We do not intend to offer our PDP to employer groups in instances where we could be subject to risk. If we do not provide our PDP to individual enrollees and employer groups in instances where we could be subject to risk, we may be exempt from obtaining risk bearing licensure in some or all of the ancillary states and therefore not be subject to the specific state capital, surplus and deposit requirements.
In addition, we may not be able to realize any return on our investments in Medicare initiatives if the cost and complexity of recent changes by and requirements of CMS exceed our expectations or prevent effective program implementation; if the government alters or reduces funding of Medicare programs because of the higher-than-anticipated cost to taxpayers of the MMA or for other reasons; if we fail to become a risk bearing entity prior to the expiration of the CMS waiver for the 49 other states and territories, (we are in the process of obtaining the appropriate state licenses and are currently licensed in nine states.); if we fail to design and maintain programs that are attractive to our customers or individual Medicare participants; if we are not successful in retaining employer groups and their enrollees, or winning contract renewals or new contracts under the MMA’s competitive bidding process; or if the government alters or reduces funding of Medicare programs because of the higher-than-anticipated cost to taxpayers of the MMA or for other reasons. There are many uncertainties about the financial and regulatory risks of participating in the Medicare prescription drug program, and we give no assurance that these risks will not be material to our business in future periods.
We may be liable for damages and other expenses that are not covered by our insurance policies.
Various aspects of our business may subject us to litigation and liability for damages, for example, the performance of PBM services and the operation of our Mail Service and Specialty Service pharmacies. A successful product or professional liability claim in excess of our insurance coverage where we are required to pay damages, incur legal costs or face negative publicity could have a material adverse effect on our business, results of operations and financial condition, our business reputation and our ability to attract and retain customers, network pharmacies and employees. While we intend to maintain professional and general liability insurance coverage at all times, we cannot provide assurances that we will be able to maintain insurance in the future, that insurance will be available on acceptable terms or that insurance will be adequate to cover any or all potential product or professional liability claims.
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
Demands by our customers for enhanced service levels or possible loss or unfavorable modification of contracts with our customers could negatively affect our profitability.
As our customers face the continued rapid growth in prescription drug costs, they may demand additional services and enhanced service levels to help mitigate the increase in spending. We operate in a very competitive PBM environment, and as a result, we may not be able to increase our fees to compensate for these increased services which could negatively affect our profitability.
Due to the term of our contracts with customers, if we are unable to renew those contracts or replace any lost customers, our future business and results of operation would be adversely affected.
Our contracts with customers generally do not have terms longer than three years and, in some cases, are terminable by the customer on relatively short notice. Our larger customers generally seek bids from other PBM providers in advance of the expiration of their contracts. In addition, we believe the managed care industry is undergoing substantial consolidation, and another party that is not our customer could acquire some of our managed care customers. In such case, the likelihood such customer would renew its

PBM contract with us could be reduced. We have not been very successful in retaining existing customers. If several of our large customers elect not to extend their relationship with us, and we are not successful in generating sales to replace the lost business, our future business and results of operations would be adversely affected.
Our results of operations could suffer if we lose our pharmacy network affiliations or if our Specialty Service pharmacy is excluded from third party pharmacy networks.
Our PBM operations are dependent to a significant extent on our ability to obtain discounts on prescription purchases from retail pharmacies that can be utilized by our customers and their participants. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on short notice. If one or more of our top pharmacy chains elects to terminate its relationship with us or if we are only able to continue our relationship on terms less favorable to us, access to retail pharmacies by our customers and their health plan participants, and our business, results of operations and financial condition could suffer. In addition, some large retail pharmacy chains either own or have strategic alliances with PBMs or could attempt to acquire or enter into these kinds of relationships in the future. Ownership of, or alliances with, PBMs by retail pharmacy chains, particularly large pharmacy chains which control a significant amount of retail pharmacy business, could have material adverse effects on our relationships with those retail pharmacy chains, particularly the discounts they are willing to make available, and on our business, results of operations and financial condition.
Specialty Service contracts with third party payors, including other PBMs, Medicaid, Medicare, and insurance companies, to become participants in their networks. We derive 46% of specialty revenues from other third party payors. If Specialty Service is unable to contract with third party payors, our results of operations could be adversely affected.
We may be adversely affected by the loss of our relationships with one or more key pharmaceutical manufacturers or with our rebate administrator, or if rebate payments we receive from pharmaceutical manufacturers or our rebate administrator decline.
We receive rebates from numerous pharmaceutical manufacturers based on the use of selected brand name drugs by participants of health plans sponsored by our customers, as well as fees for other programs and services. We also receive a per claim rebate amount from our rebate administrator. We believe our business, results of operations and financial condition may be adversely affected if:
•	we lose relationships with one or more key pharmaceutical manufacturers or with our rebate administrator;

•	rebates decline due to the failure of our health plan customers to meet market share or other thresholds;

•	legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our programs or services; or

•	pharmaceutical manufacturers or our rebate administrator choose not to offer rebates or purchase our programs or services.
Over the next few years, as patents expire covering many brand name drugs that currently have substantial market share, generic products will be introduced that may substantially reduce the market share of these brand name drugs. Historically, manufacturers of generic drugs have not offered formulary rebates on their drugs. Our profitability could be more adversely affected if the use of newly approved, brand name drugs added to formularies, does not offset any decline in use of brand name drugs whose patents expire or if rebates are not offered by the manufacturers of such newly approved brand name drugs.

Failure of our health plan customers to pay for prescription claims or a delay in payment of those claims could have a material adverse effect on our profitability.
Our contracts with retail pharmacies that participate in our network generally obligate us to make payments for prescription claims even if we are not reimbursed by our customers. If our customers delay their reimbursement payments or fail to make payments for prescription claims, it could have a material adverse effect on our profitability.
We could suffer civil and/or criminal penalties, lose customers, be required to pay substantial damages or make significant changes to our operations if we fail to comply with complex and rapidly evolving laws and regulations.
During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. Numerous state and federal laws and regulations affect our business and operations. The categories include, but are not necessarily limited to:
•	health care fraud and abuse laws and regulations, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs;

•	privacy and confidentiality laws and regulations, including those under HIPAA;

•	ERISA and related regulations, which regulate many health care plans;

•	potential regulation of the PBM industry by the FDA;

•	the Medicare prescription drug coverage law and CMS regulations;

•	consumer protection and unfair trade practice laws and regulations;

•	various licensure laws, such as state insurance, managed care and third party administrator licensure laws;

•	pharmacy laws and regulations;

•	antitrust lawsuits challenging PBM pricing practices;

•	state legislation regulating PBMs or imposing fiduciary status on PBMs;

•	drug pricing legislation, including “most favored nation” pricing and “unitary pricing” legislation;

•	other Medicare and Medicaid reimbursement regulations;

•	pending legislation regarding importation of drug products into the United States;

•	legislation imposing benefit plan design restrictions, which limit how our customers can design their drug benefit plans;

•	network pharmacy access laws, including “any willing provider” and “due process” legislation, that affect aspects of our pharmacy network contracts; and

•	formulary development and disclosure laws.
These and other regulatory matters are discussed in more detail under “Business — Government Regulation” above.
If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties. We devote significant operational and managerial resources to comply with these laws and regulations. Although we have not been notified, and are not otherwise aware of any material claim or non-compliance, there can be no assurance that we are in compliance with all existing legal requirements material to our business. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.

Government efforts to reduce health care costs and alter health care financing practices could lead to a decreased demand for our services or to reduced rebates from manufacturers.
Efforts to control health care costs, including prescription drug costs, are underway at the federal and state government levels. Congress considers proposals to reform the U.S. health care system on an on-going basis. These proposals may increase governmental involvement in health care and PBM services and may otherwise change the way our customers do business. Our customers and prospective customers may react to these proposals and the uncertainty surrounding them by cutting back or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. These proposals could lead to a decreased demand for our services or to reduced rebates from manufacturers.
In addition, both Congress and state legislatures are expected to consider legislation to increase governmental regulation of managed care plans. Some of these initiatives would, among other things, require that health plan participants have greater access to drugs not included on a plan’s formulary and give health plan participants the right to sue their health plans for malpractice when they have been denied care. The scope of the managed care reform proposals under consideration by Congress and state legislatures and enacted by states to date vary greatly, and we cannot predict the extent of future legislation. However, these initiatives could greatly limit our business practices and impair our ability to serve our customers.
Failure to develop new products, services and delivery channels may adversely affect our business.
We operate in a highly competitive environment. We develop new products and services from time to time to assist our customers in managing their pharmacy benefit. If we are unsuccessful in developing innovative products and services, our ability to attract new customers and retain existing customers may suffer.
Technology is also an important component of our business, as we continue to utilize new and better channels, such as the Internet, to communicate and interact with our customers, participants and business partners. If our competitors are more successful than us in employing this technology, our ability to attract new customers, retain existing customers and operate efficiently may suffer.
Our leverage and debt service obligations could impede our operations and flexibility.
In January 2005, we negotiated a five-year $65 million credit facility with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. (“JPMorgan credit facility”). As of and for the fiscal year ended June 30, 2007, we had no outstanding borrowings under the JPMorgan credit facility. If and when we borrow funds under the JPMorgan credit facility, we would incur interest expense and future repayment obligations. Depending on the timing and dollar amount of each loan request, we can either borrow at a spread above LIBOR, the overnight Federal Funds rate or JPMorgan’s prime rate. As of June 30, 2007, the spread is 1.50% for LIBOR and Federal Funds loans and 0.50% for prime rate loans.
Borrowings under our debt agreement could have important consequences, including the following:
•	we will have to use a portion of our cash flow from operations for debt service rather than for our operations;

•	we may from time to time incur indebtedness under our JPMorgan credit facility, which is subject to a variable interest rate, making us vulnerable to increases in interest rates;

•	we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and react to changes in market or industry conditions;

•	we could be more vulnerable to general adverse economic and industry conditions; and

•	we may be disadvantaged compared to competitors with less leverage.

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
Although we have a $65,000 revolving credit facility, we currently cannot borrow the full amount under this credit facility and we may be limited, or unable, to borrow under this credit facility in the future. As of June 30, 2007, we were able to borrow approximately $39,000 under the credit facility. If we are in compliance with the consolidated fixed charge ratio, we can then borrow up to 2.5 times the Company’s consolidated EBITDA for the preceding twelve months less consolidated debt, as defined in the credit facility. We are currently in the process of exploring alternative financing arrangements so we can fully access any funds as needed.
Risks related to bioterrorism and mail tampering, and mail irradiation and other procedures the government may implement to manage these risks, could adversely affect and limit the growth of our mail and specialty service business.
Many prescription drugs are delivered directly to our consumers through the mail. In particular, our Mail Service and Specialty Service pharmacies send thousands of parcels a week through the USPS and other couriers. A number of our contracts also require us to deliver prescriptions within a designated period of time on average following receipt of an order. We have no control, however, over delays caused by disruptions to the USPS or other courier services. Moreover, should the risks related to bioterrorism or mail tampering increase or mail service experience interruptions or significant delays, we may have difficulty satisfying our contractual performance obligations and consumers may lose confidence in our Mail Service and Specialty Service pharmacies.
Additionally, the use of mail irradiation devices, if implemented, could be harmful to pharmaceutical products shipped via the mail. We understand that this technology is not in general use and the USPS has not announced plans to use irradiation screening on prescription medicines. However, should the federal government implement mail irradiation technology, safe and reliable delivery of prescription drugs through the mail may be difficult. If any of these events occur, we could be forced to temporarily or permanently discontinue our Mail Service and Specialty Service operations and we would lose an important competitive advantage.
Any disruption of or failure in our automated Mail Service pharmacy or our data center could significantly reduce our ability to process and dispense prescriptions and provide products and services to our customers.
Our automated pharmacy and Mail Service delivery system is located in Miramar, Florida. Our main data center, located in Port Washington, New York, provides primary support for all applications and systems required for our business operations, including our claims processing, billing and communications. These facilities depend on the infrastructure in the areas where they are located and on the uninterrupted operation of our computerized dispensing systems and our electronic data processing systems. Significant disruptions at any of these facilities due to failure of our technology or any other failure or disruption to these systems or to the infrastructure due to fire, electrical outage, natural disaster, acts of terrorism or some other catastrophic event could reduce our ability to process and dispense prescriptions and provide products and services to our customers. Although we maintain redundancies and other preventative measures to protect against disruption of these systems, there can be no assurance that redundant systems will in fact operate as intended or with the same effect as the primary systems.

Product withdrawal from the market and utilization decreases based off of increased safety risk profiles of specific drugs may cause prescription volumes to decline and our net revenues and profitability may be negatively impacted.
Our net revenues and profitability are based on the dispensing of brand-name and generic drugs by our Mail Service and Specialty Service pharmacies and retail pharmacies. Withdrawal of these products by the manufacturers or increased safety risk profiles of specific drugs or classes of drugs may cause physicians to cease writing or reduce the numbers of prescriptions written for these drugs. Also, negative press regarding drugs with higher safety risk profiles may reduce consumer demand for such drugs. In these cases, if there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our volumes, net revenues, profitability and cash flows may decline.
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
Item 1B. UNRESOLVED STAFF COMMENTS.
None.
Item 2. PROPERTIES.
Our corporate headquarters consists of approximately 37,000 square feet of office space located at 26 Harbor Park Drive in Port Washington, New York (the “Leased Premises”). We sublease the Leased Premises from BFS Realty, LLC, an affiliate of former Chairman Bert E. Brodsky (the “Affiliate”) pursuant to a lease dated November 1, 2001, as amended to date (the “Lease”). The Affiliate leases the Leased Premises from the Nassau County Industrial Development Agency (“NCIDA”) pursuant to a lease that was entered into by NCIDA and the Affiliate in December 2004, which expires in December 2015.
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
We conduct our PBM operations from the following locations: Arkansas, California, Florida, New York and Pennsylvania. Our Specialty Service operation which supports the delivery of certain medications to individuals with chronic or genetic diseases and disorders is located in Maine. The aggregate annual rental payments for our leased PBM and Specialty Service segments approximated $2,091,000 for the fiscal year ended June 30, 2007.

In addition, we rented two houses from Living In Style, LLC, an entity partially owned by Tery Baskin, a former executive officer of the Company, and a former Chairman of the Board and CEO, which was used for out-of-town employees. Pursuant to leases dated May 1, 2002 which expired April 30, 2007, we paid an aggregate of $128,000 in rent for these two facilities during the fiscal year ended June 30, 2007. Upon their expiration, we did not renew the lease for these two houses.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The information required by this item is incorporated herein by reference to the information in Item 4 of Part II of the 10-Q for the fiscal quarter ended March 31, 2007 filed on May 10, 2007.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is traded on The Nasdaq National Market System under the symbol “NMHC” (“NASDAQ”). The following table sets forth the range of high and low common stock market prices for fiscal 2007 and 2006.

	Fiscal Years ended June 30,
	2007		2006
	High	Low	High	Low

First Quarter (July - Sept.)	$15.66	$12.73	$28.57	$23.75

Second Quarter (Oct. - Dec.)	$15.75	$8.80	$28.69	$25.25

Third Quarter (Jan. - March)	$15.48	$11.29	$32.29	$27.02

Fourth Quarter (April - June)	$17.76	$14.16	$28.24	$10.77
Holders
We have been advised by our transfer agent (Continental Stock Transfer & Trust Company) that the approximate number of record holders of our common stock as of September 7, 2007 was 16.
Dividend Policy
We have not declared or paid any cash dividends in the past on our common stock. Our series A redeemable convertible preferred stock (the “series A preferred stock”) provides for an annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary (March 19, 2009) from the issuance date (March 19, 2004). Cash dividends of $5.6 million were accrued on the series A preferred stock for the fiscal year ended June 30, 2007. Of this amount, approximately $4.2 million was paid as of June 30, 2007 with the remaining $1.4 million paid on July 3, 2007. Other than the dividends on our series A preferred stock, we are prohibited under the terms of the JPMorgan credit facility from making any distributions to common stockholders or declaring or paying any dividends on our common stock. Even if such prohibition were not in effect, we currently intend to retain any earnings to finance our growth. Any future payments of dividends other than as set forth above will be at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant, including our ability to make such dividend payments as well as their impact on our bank covenants and working capital.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2007:

Number of securities remaining
	Number of	Weighted-average	available for future issuance
	securities to be issued	price of	under
	upon exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities reflected in
	warrants, and rights	and rights	column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1)	1,144,136	$22.22	1,115,107

Equity Compensation Plans approved by security holders (2)	42,540	—	657,460

Equity Compensation Plans not approved by security holders	—	—	—

(1)	Reflects information about outstanding and issuable options under the 1999 Stock Option Plan, as amended.

(2)	Reflects information about outstanding and issuable restricted stock awards under the 2000 Restricted Stock Grant Plan.
Recent Sales of Unregistered Securities
No unregistered shares of our securities were issued during the fiscal year ended June 30, 2007.
Issuer Purchases of Equity Securities
NMHC did not purchase any of its equity securities during the quarter ended June 30, 2007.

Item 6. SELECTED FINANCIAL DATA.
The following selected financial data has been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including notes thereto. All amounts are in thousands, except share amounts.

	Year Ended June 30,
	2007	2006	2005	2004	2003
Income Statement Data: (1)
Revenue	$679,081	$862,853	$800,592	$651,098	$573,266
Cost of claims	591,766	771,487	713,883	587,055	525,472

Gross profit	87,315	91,366	86,709	64,043	47,794
Selling, general and administrative expenses	87,481	75,852	67,786	50,606	35,974

Operating (loss) income	(166)	15,514	18,923	13,437	11,820
Other income (expense)	1,456	1,158	1,489	40	(804)

Income before provision for income taxes	1,290	16,672	20,412	13,477	11,016
Provision for income taxes	1,198	7,015	8,031	5,524	4,602

Net income	92	9,657	12,381	7,953	6,414
Beneficial conversion feature	—	—	—	80,000	—
Redeemable convertible preferred stock cash dividends	5,600	5,600	5,600	1,596	—
Accretion of transaction expenses	475	475	475	135	—

Net (loss) income available to common stockholders	$(5,983)	$3,582	$6,306	$(73,778)	$6,414

Earnings (loss) per common share:
Basic	$(1.10)	$0.70	$1.39	$(11.14)	$0.85
Diluted	$(1.10)	$0.67	$1.03	$(11.14)	$0.80
Weighted average number of shares outstanding:
Basic	5,454	5,143	4,542	6,622	7,590
Diluted	5,454	5,311	11,984	6,622	8,036

Balance Sheet Data:
Cash and cash equivalents	$705	$8,410	$7,272	$3,388	$5,222
Restricted cash	$19,276	$4,845	$3,994	$1,695	$2,383
Working capital (deficit) (2)	$(3,383)	$(7,098)	$(24,437)	$(27,706)	$(32,567)
Total assets	$253,089	$272,153	$283,931	$226,149	$156,740
Long-term debt, including current portion	$2,475	$16	$1,905	$2,272	$16,491
Redeemable convertible preferred stock	$76,813	$76,338	$75,864	$75,389	$—
Total common stockholders’ equity (deficit)	$25,513	$25,006	$9,854	$(6,623)	$28,426

Prescriptions Paid	23,421	31,842	25,828	18,028	16,041
Retail	22,803	31,199	25,251	17,888	16,041
Mail (3)	618	644	577	140	N/A
Adjusted prescriptions (4)	24,657	33,130	26,982	18,308	16,041

(1)	Reference is made to Item 1 hereof, (Business), Item 7 hereof (Management’s Discussion & Analysis of Financial Condition and Results of Operations) and Item 8 hereof (Note 4 – Business Acquisitions) for descriptions of the various acquisitions that have been consummated in the last 3 years, and the financing arrangements that have been set in place; such acquisitions and financings affect the comparability of the information provided in the foregoing tables for fiscal years 2003 through 2007.

(2)	Calculated as current assets less current liabilities.

(3)	We began filling prescriptions out of our Mail Service facility on July 1, 2003.

(4)	Adjusted prescription volume equals the Mail Service prescriptions multiplied by 3, plus retail prescriptions. These Mail Service prescriptions are multiplied by 3 to adjust for the fact that they typically include approximately 3 times the amount of product days supplied compared with retail prescriptions.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
During the fiscal year ended June 30, 2007, we identified various errors which resulted in a reduction of our operating income of approximately $211. These various errors consisted of the following:
Rebate Error. During the preparation of our Quarterly Report on Form 10-Q for the period ended September 30, 2006 (“First Quarter 10-Q”)) we determined that we incorrectly recognized $1,017 of rebate revenue during the fiscal year ended June 30, 2006. The error primarily related to an adjustment recorded during the fourth quarter of fiscal 2006 regarding a duplicate rebate payment made to a single customer in a prior period; however, management subsequently discovered that the duplicate payment of $1,032 had already been refunded by the customer. This duplicate payment was reflected as a reduction in our liability as of June 30, 2006 to this customer when it should not have been. Subsequent to the filing of our First Quarter 10-Q, we identified additional errors approximating $456. The net impact of errors relating to our rebate payable balances to customers resulted in a net decrease of approximately $1,473 of our rebate revenue and operating income for the fiscal year ended June 30, 2007 (the “Rebate Error”).
Claims Payable to Pharmacies. Based upon a review of our claims payable to pharmacies, we identified approximately $1,523 of liabilities incorrectly processed during prior periods. The components of the $1,523 are as follows: i) $1,099 of claims that should have been reversed into income during a prior period but were reflected as a liability as of June 30, 2006 and June 30, 2005, ii) approximately $407 of claims that were shown as a reduction to our claims payable balance when they should not have been and should have been written off during prior periods, and iii) approximately $831 of claims that should have been reversed during a prior period along with a corresponding net receivable of $831 from a former customer that should have been written off during that same prior period (note that item iii results in no net impact to our operating results).
The net impact of errors relating to claims payable to pharmacies for periods ended June 30, 2006 or prior and the related write-off of an uncollectible receivable resulted in a net increase of $692 of our operating income (increase of $1,523 of our gross profit) and was recorded during the quarter ended September 30, 2006 (the “Claims Payable Error”).
During the quarter ended March 31, 2005 we concluded that we were no longer liable for $1,099 of claims to various pharmacies on behalf of a former customer who went into receivership and properly reversed those claims into income. However, during the fourth quarter of fiscal 2005, the reversal of these claims in the prior quarter was not properly processed in our general ledger, resulting in their inclusion as a liability on our June 30, 2005 and June 30, 2006 balance sheets. This error resulted in a $1,099 overstatement of our cost of claims during the fourth quarter of fiscal 2005.
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
We have concluded that we did not properly reverse approximately $831 of claims to various pharmacies on behalf of a former customer who went into receivership during 2001 or write-off an $831 accounts receivable from such customer. This former customer was an insurance company and certain of their obligations were covered by a state trust fund. General counsel for the administrator of the state trust fund advised us that payments were made to various pharmacies on behalf of this former customer during 2003 and 2004. We have never received requests of additional payments from any pharmacies that processed claims on behalf of this former customer beyond what they were paid by the state trust fund. General counsel of the administrator of the state trust fund also informed us that the time period for submitting claims to the receiver has long since lapsed and furthermore, no more payments are being made in connection with this former customer. Our claims liabilities to pharmacies should have been reversed and the receivable from the former customer should have been written off during fiscal 2005 as that was the year in which the pharmacies were paid by the state trust fund. As such, we wrote off the receivable and reversed the claims into income during the quarter ended September 30, 2006. The write-off of the receivable and the reversal of claims to various pharmacies had no net impact to our operating results. The reversal of claims to various pharmacies resulted in a reduction in our cost of claims while the write-off of the receivable resulted in a corresponding increase to our selling, general and administrative expenses.
Accounting for Leases. We conducted a review of our leases and noted that the accounting treatment for various leases was not in accordance with SFAS No. 13, “Accounting for Leases”. As a result, we identified leases that were originally accounted for as operating leases when they should have been accounted for as capital leases. The change in the accounting treatment for various leases resulted in a $584 net increase of our operating income and was recorded during the quarter ended September 30, 2006 (the “Lease Error”). In addition, the change in accounting treatment for various leases resulted in $4,762 increase in our property and equipment and a $4,178 increase in our capital lease obligations.
We assessed the impact that the above mentioned errors had on our operating income, as well as other financial statement line items, during the fiscal year ended June 30, 2007. These errors resulted in a $211 net decrease of our operating income which we consider to be immaterial, individually and in the aggregate, to current and prior periods.
Overview
We provide comprehensive PBM services to our customers, which include managed care organizations, local governments, unions, corporations, HMOs, employers, workers’ compensation plans, third party health care plan administrators, and federal and state government programs through our network of licensed pharmacies throughout the United States. Our PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy claims management, specialty pharmacy claims management, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access and reporting and information analysis. We own a mail service pharmacy (“Mail Service”) and a specialty service pharmacy (“Specialty Service”). In addition, we are a national provider of drug benefits to our customers under the federal government’s Medicare Part D program.
With the acquisition and significant growth of Ascend, we have two reportable segments, PBM and Specialty Service. The PBM segment includes the sale of traditional prescription drugs to our customers and their participants, either through our nationwide network of pharmacies or our Mail Service pharmacy. The Specialty Service segment includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases. Both the PBM and Specialty Service segments operate in the United States and several of its territories.
Our revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to customers and participants, either through our nationwide network of pharmacies, our Mail Service pharmacy or our Specialty Service pharmacy. Revenue related to the sales of prescription drugs by our nationwide network of pharmacies, our Mail Service or Specialty Service pharmacies is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using our on-line processing system. Specialty Service revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third party payors, patients and others.
Participant co-payments are not recorded as revenue. Under our customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, we do not include participant co-payments to pharmacies in revenue or cost of claims. For the fiscal years ended June 30, 2007, 2006 and 2005, excluded from our revenue and cost of claims was $249,526, $321,055, and $280,946, respectively, of participant co-payments to pharmacies. If the above amounts were included in our revenue and cost of claims, our operating income and net income would not have been affected.
We evaluate customer contracts to determine whether we act as a principal or as an agent in the fulfillment of prescriptions through our retail pharmacy network. We act as a principal in most of our transactions with customers and revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, as well as our administrative fees (“Gross Reporting”). Gross reporting is appropriate because we (i) have separate contractual relationships with customers and with pharmacies, (ii) are responsible to validate and economically manage a claim through our claims adjudication process, (iii) commit to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) manage the overall prescription drug relationship with the patients, who are participants of customers’ plans, and (v) have credit risk for the price due from the customer. In instances where we merely administer a customer’s network pharmacy contract to which we are not a party and under which we do not assume credit risk, we only record our administrative fees as revenue. For these customers, we earn an administrative fee for collecting payments from the customer and remitting the corresponding amount to the pharmacies in the customer’s network. In these transactions, we act as a conduit for the customer. As we are not the principal in these transactions, drug ingredient cost is not included in our revenues or in our cost of claims. As such, there is no impact to our gross profit. Whether revenues are recorded on either a gross or net basis, we record the gross amount billed in accounts receivable and the related claims payable to pharmacies on our consolidated balance sheet.
The rebates that we receive from pharmaceutical manufacturers are recognized when we are entitled to them in accordance with the terms of our arrangements with pharmaceutical manufacturers and our third party rebate administrator, and when the amount of the rebate is determinable. Our revenue is reduced by the amount of rebates remitted to our customers. We compute the estimated amount of rebates due from the pharmaceutical manufacturers based on the actual claims data and the criteria established in each individual contract. The pharmaceutical manufacturers are obligated to reimburse us for earned rebates within a specified period of time. We reconcile our estimates to amounts received from the pharmaceutical manufacturers on a quarterly basis. Certain of our customers are contractually entitled to all or a portion of the rebates we receive from the pharmaceutical manufacturers. The manufacturer rebates retained by us, after the customers receive their contractual amounts, have historically had a significant impact on our financial performance. For the fiscal years ended June 30, 2007, 2006 and 2005, the rebates retained by us have approximated 13%, 20% and 22%, respectively, of our total gross profit. We expect rebates to continue to account for a significant, but declining, percentage of our total gross profit.
The PBM industry is intensely competitive, generally resulting in continuous pressure on our gross profit as a percentage of total revenue. In recent years, industry consolidation and dramatic growth in managed healthcare have led to increasingly aggressive pricing of PBM services. Given the pressure on all parties to reduce healthcare costs, we expect this competitive environment to continue for the foreseeable future.
We plan to expand our growth through increased marketing of our services and by expanding the range of services offered, including home delivery services through Mail Service, and specialty pharmacy services through our Specialty Service segment. We also intend to provide our PDP services to our customers under the federal government’s Medicare Part D program. We believe these services to be in growing demand within the healthcare industry.

OPERATING INCOME
($ in thousands)
Years ended June 30,

		Increase/		Increase/
	2007	(Decrease)	2006	(Decrease)	2005
Revenue	$679,081	(21.3)%	$862,853	7.8%	$800,592
Cost of claims	591,766	(23.3)%	771,487	8.1%	713,883

Gross profit	87,315	(4.4)%	91,366	5.4%	86,709
Selling, general and administrative expenses	87,481	15.3%	75,852	11.9%	67,786

Operating (loss) income	$(166)	(101.1)%	$15,514	(18.0)%	$18,923

Results of Operations ($ in thousands)
Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006
Revenue decreased $183,772 or 21.3%, from $862,853 for the fiscal year ended June 30, 2006 to $679,081 for the fiscal year ended June 30, 2007. We include in revenue only those co-payments earned from Mail Service. For the fiscal year ended June 30, 2007, there was $16,592 of co-payments included in revenue as compared to $18,423 for the fiscal year ended June 30, 2006. Co-payments retained by pharmacies on prescriptions filled for our participants and not included in our revenue were $249,526 and $321,055, for the fiscal years ended June 30, 2007 and 2006, respectively. Under our customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, we do not include participant co-payments to pharmacies in our revenue or our cost of claims.
The $183,772 or 21.3%, decrease in revenue during the fiscal year ended June 30, 2007 is primarily the result of a 25.6% decrease in the amount of adjusted prescriptions partially offset by a 5.8% increase in the gross revenue per adjusted prescription. The decrease in the amount of adjusted prescriptions is primarily attributable to a 20.9% decrease in covered lives during the fiscal year ended June 30, 2007 as compared to the fiscal year ended June 30, 2006 resulting from the loss of various customers. The increase in revenue per adjusted prescription is primarily the result of a change in customer mix.
Cost of claims decreased $179,721, or 23.3%, from $771,487 for the fiscal year ended June 30, 2006 to $591,766 for the fiscal year ended June 30, 2007. This decrease is primarily the result of a decrease in the amount of adjusted prescriptions as noted above. As a percentage of revenue, cost of claims decreased from 89.4% to 87.1% for the fiscal years ended June 30, 2006 and 2007, respectively.
Gross profit decreased $4,051 or 4.4%, from $91,366 for the fiscal year ended June 30, 2006 to $87,315 for the fiscal year ended June 30, 2007. This decrease is primarily the result of a $5,909 reduction in rebate revenue from our PBM segment (exclusive of the $1,473 Rebate Error as defined and discussed above) due to the current trends in negotiations with our customers. This decrease is partially offset by (i) $443 increase in gross profit from our PBM segment, exclusive of rebates, (ii) $1,365 increase in gross profit from our Specialty Service segment, and (iii) $50 net increase which consists of $1,523 relating to the Claims Payable Error as defined and discussed above offset by $1,473 relating to the Rebate Error. Primarily due to the changes in our customer mix, gross profit, as a percentage of revenue, increased from 10.6% for the fiscal year ended June 30, 2006 to 12.9% for the fiscal year ended June 30, 2007.
Selling, general and administrative expenses increased $11,629 or 15.3%, from $75,852 for the fiscal year ended June 30, 2006 to $87,481 for the fiscal year ended June 30, 2007. This increase is primarily the result of (i) $5,781 net increase in compensation and related items, inclusive of a $2,327 increase in one-time termination benefits primarily incurred in connection with our senior management changes during the fourth quarter of fiscal 2007, (ii) $2,945 increase in professional fees primarily related to the review of various financial transactions in conjunction with the filings of our First Quarter 10-Q and the Quarterly Report on Form 10-Q for the period ended December 31, 2006 (“Second Quarter 10-Q”), settlements of various legal proceedings as well as an increase in our insurance premiums, (iii) $1,236 increase in information-technology costs, which includes a $657 impairment loss related to the cancellation of various capitalized projects during the fourth quarter of fiscal 2007, (iv) $1,880 increase in bad debt expense (inclusive of the $831 Claims Payable Error), of which $1,152 was incurred during the fourth quarter of fiscal 2007, and (v) $371 of net increases in other selling, general and administrative expenses. These increases were offset by $584 related to the Lease Error as defined and discussed above.
Selling, general and administrative expenses as a percent of revenue increased from 8.8% for the fiscal year ended June 30, 2006 to 12.9% for the fiscal year ended June 30, 2007.
Other income, net increased $298 or 25.7%, from $1,158 for the fiscal year ended June 30, 2006 to $1,456 for the fiscal year ended June 30, 2007. The increase primarily relates to (i) $322 increase in interest income earned from higher interest rates and on higher cash balances during the fiscal year ended June 30, 2007, and (ii) $128 of late fees charged to various customers for untimely payments of their invoices during the fiscal year ended June 30, 2007. These increases were offset by $203 of additional interest expense incurred during the fiscal year ended June 30, 2007 primarily related to the financing of various capital leases.
Income before the provision for income taxes decreased $15,382, or 92.3%, from $16,672 for the fiscal year ended June 30, 2006 to $1,290 for the fiscal year ended June 30, 2007. The decrease primarily relates to the $4,051 decrease in our gross profit as well as the $11,629 increase in our selling, general and administrative expenses, offset by the $298 net increase in other income as noted above.
Our effective tax rate was 92.9% for the fiscal year ended June 30, 2007 as compared to 42.1% for the fiscal year ended June 30, 2006. The increase in the effective tax rate primarily resulted from lower pre-tax income combined with the effects of expensing stock options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”), offset by a $439 reversal of a prior state tax reserve as the related statute of limitations expired during the fiscal year ended June 30, 2007.
Net income decreased $9,565 or 99.0%, from $9,657 for the fiscal year ended June 30, 2006 to $92 for the fiscal year ended June 30, 2007. The decrease is primarily the result of (i) the decrease in gross profit, (ii) the increase in selling, general and administrative expenses, offset by (i) the increase in our effective tax rate from 42.1% to 92.9%, and (ii) the increase in other income, net.
In addition, there were two charges against net income available to common stockholders related to the New Mountain Transaction (see “Commitments and Contingencies”). The first of these charges relates to series A preferred stock cash dividends, which amounted to $5,600 for both fiscal years ended June 30, 2007 and 2006. The series A preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80,000), which decreases to 3.5% after the fifth anniversary of issuance, March 19, 2009. The dividends of $5,600 represent the amount accrued and paid for the fiscal year ended June 30, 2006. The dividends of $5,600 represent the amount accrued for the fiscal year ended June 30, 2007. However, $1,396 of this dividend was not paid until July 3, 2007. The second charge is for the accretion of transaction expenses which was $475 for both fiscal years ended June 30, 2007 and 2006.
After deducting these two charges from net income, there remained net income (loss) available to common stockholders of $(5,983) for the fiscal year ended June 30, 2007 as compared to $3,582 for the fiscal year ended June 30, 2006.

Fiscal Year Ended June 30, 2006 Compared to Fiscal Year Ended June 30, 2005
Revenue increased $62,261 or 7.8%, from $800,592 for the fiscal year ended June 30, 2005 to $862,853 for the fiscal year ended June 30, 2006. The specific terms of the contracts that we enter into with our customers will determine whether we recognize the gross revenue related to the cost of the prescriptions filled. For those contracts that we only recognize net revenue, there is no impact on our gross profit since neither the prescription revenue nor the related costs of the prescriptions is recorded. Whether revenues are recorded on either a gross or net basis, we record the gross amount billed in accounts receivable and the related claims payable to pharmacies on our balance sheet. We include in revenue only those co-payments earned from Mail Service. For the fiscal year ended June 30, 2006, there was $18,423 of co-payments included in revenue as compared to $15,134 for the fiscal year ended June 30, 2005. Co-payments retained by pharmacies on prescriptions filled for our participants and not included in our revenue were $321,055 and $280,946, for the fiscal years ended June 30, 2006 and 2005, respectively. Under our customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, we do not include participant co-payments to pharmacies in our revenue or our cost of claims.
The $62,261 or 7.8%, increase in revenue during the fiscal year ended June 30, 2006 is primarily the result of (i) $59,176 inclusion of revenues from PCN, which we acquired on March 7, 2005, (ii) increase in co-payment revenue from Mail Service of $3,288 due to higher sales volume, and (iii) increase in revenue from Specialty Service of $3,618 due to higher sales volume. These increases were offset by $1,537 of additional credit memos issued to various customers and a $2,284 reduction in non-PCN business.
Cost of claims increased $57,604 or 8.1%, from $713,883 for the fiscal year ended June 30, 2005 to $771,487 for the fiscal year ended June 30, 2006. This increase is primarily the result of (i) $52,888 inclusion of cost of claims from PCN, which we acquired on March 7, 2005, (ii) increases in cost of claims from Specialty Service of $3,455 related to higher sales volumes, and (iii) $476 write-down of obsolete inventory from our Mail Service facility in Miramar, Florida. As a percentage of revenue, cost of claims increased from 89.2% to 89.4% for the fiscal years ended June 30, 2005 and June 30, 2006, respectively.
Gross profit increased $4,657 or 5.4%, from $86,709 for the fiscal year ended June 30, 2005 to $91,366 for the fiscal year ended June 30, 2006. This increase is primarily the result of (i) $6,288 related to the PCN acquisition and (ii) increase in volume of claims from our Mail Service pharmacy which resulted in additional gross profit of $1,000. These increases were partially offset by (i) $1,537 of additional credit memos issued to various customers, (ii) $476 write-down of obsolete inventory from our Mail Service facility in Miramar, Florida, and (iii) reduction in non-PCN business. Gross profit, as a percentage of revenue, decreased from 10.8% to 10.6% for the fiscal years ended June 30, 2005 and June 30, 2006, respectively.
Selling, general and administrative expenses increased $8,066 or 11.9%, from $67,786 for the fiscal year ended June 30, 2005 to $75,852 for the fiscal year ended June 30, 2006. This increase is primarily the result of (i) $3,641 related to the PCN acquisition, (ii) $3,204 of compensation expense primarily related to the expensing of employee stock options, beginning July 1, 2005, in accordance with SFAS 123R, and (iii) $2,912 related to investments in our information systems’ infrastructure and continual upgrading/maintenance of our claims adjudication system. These items were partially offset by a $1,702 reduction in legal settlements which primarily related to our settlement of the Midwest Health Plan lawsuit during August 2005 which was accrued for as of June 30, 2005.
Selling, general and administrative expenses as a percent of revenue increased from 8.5% for the fiscal year ended June 30, 2005 to 8.8% for the fiscal year ended June 30, 2006.
Other income, net decreased $331 or 22.2%, from $1,489 for the fiscal year ended June 30, 2005 to $1,158 for the fiscal year ended June 30, 2006. The decrease primary relates to the recognition of a

$1,702 non-recurring gain from an insurance claim which represented the excess of the insurance proceeds over the carrying value of the assets covered by the claim during the fiscal year ended June 30, 2005. This item was partially offset by increased interest income earned on our higher cash balances throughout the fiscal year ended June 30, 2006. In addition, we aggregate rebates for an unrelated third party and charge such third party interest on advances we make to them for their rebates. For the fiscal year ended June 30, 2006, we earned $438 in interest income from this unrelated third party.
Income before the provision for income taxes decreased $3,740, or 18.3%, from $20,412 for the fiscal year ended June 30, 2005 to $16,672 for the fiscal year ended June 30, 2006. The decrease relates to the $4,657 increase in our gross profit primarily offset by the $8,066 increase in our selling, general and administrative expense as noted above.
Our effective tax rate was 42.1% for the fiscal year ended June 30, 2006 as compared to 39.3% for the fiscal year ended June 30, 2005. The increase in the effective tax rate for the fiscal year ended June 30, 2006 primarily resulted from the expensing of employee stock options in accordance with SFAS 123R. This compensation expense for incentive stock options, which is not deductible for income tax purposes, increased our effective tax rate by approximately 4%.
Net income decreased $2,724 or 22.0%, from $12,381 for the fiscal year ended June 30, 2005 to $9,657 for the fiscal year ended June 30, 2006. The decrease primarily relates to the $2,600 compensation charge, net of its income tax benefit, primarily related to the expensing of employee stock options in accordance with SFAS 123R. This decrease was further caused by the increase in selling, general and administrative expenses, offset by the increase in our gross profit.
In addition, there were two charges against net income available to common stockholders related to the New Mountain Transaction (see “Commitments and Contingencies”). The first of these charges relates to series A preferred stock cash dividends, which amounted to $5,600 for both fiscal years ended June 30, 2006 and 2005. The series A preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80,000), which decreases to 3.5% after the fifth anniversary of issuance, March 19, 2009. The dividend of $5,600 represents the amount accrued and paid for both fiscal years ended June 30, 2006 and 2005. The second charge is for the accretion of transaction expenses which were $475 for both fiscal years ended June 30, 2006 and 2005.
After deducting these two charges from net income, there remained net income available to common stockholders of $3,582 for the fiscal year ended June 30, 2006 as compared to $6,306 for the fiscal year ended June 30, 2005.
Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.
Liquidity and Capital Resources
Our primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades, funding of accounts receivable and inventory in our Mail Service and Specialty Service pharmacies. We have acquired eight companies since July 2000 utilizing primarily cash. This has had the effect of increasing our working capital deficits until sufficient profitability is earned to offset these deficits. As of June 30, 2007 and 2006, we had working capital deficits of $3,383 and $7,098, respectively.
In July 2006, we received approval from CMS to operate as a PDP sponsor under Medicare Part D through our wholly-owned subsidiary, NMHC Group Solutions which commenced on January 1, 2007.

In order for us to maintain our risk bearing licensures and continue to apply for additional licensures in the various states, we must fulfill statutory, capital and surplus requirements. We currently maintain approximately $5.2 million in a restricted cash account to fulfill such requirements. We do not intend to continue to provide our PDP to individual enrollees in 2008 and CMS has acknowledged our intent to provide the PDP Medicare benefits solely to employer groups. In addition, as of January 1, 2008, we will only be providing non-risk bearing Medicare benefits to employer groups that will reimburse us directly for any prescription drug costs. We do not intend to offer our PDP to employer groups in instances where we could be subject to risk. This change in PDP offerings may allow us to decrease the capital and surplus amounts maintained in our restricted cash accounts.
In addition, we may not be able to realize any return on our investments in Medicare initiatives if the cost and complexity of recent changes by and requirements of CMS exceed our expectations or prevent effective program implementation; if the government alters or reduces funding of Medicare programs because of the higher-than-anticipated cost to taxpayers of the MMA or for other reasons; if we fail to become a risk bearing entity prior to the expiration of the CMS waiver for the 49 other states and territories (we are in the process of obtaining the appropriate state licenses and are currently licensed in nine states); if we fail to design and maintain programs that are attractive to our customers or individual Medicare participants; if we are not successful in retaining employer groups and their enrollees, or winning contract renewals or new contracts under the MMA’s competitive bidding process; if the government alters or reduces funding of Medicare programs because of the higher-than-anticipated cost to taxpayers of the MMA or for other reasons.
Net cash provided by operating activities was $3,172 for the fiscal year ended June 30, 2007 as compared to $7,658 for the fiscal year ended June 30, 2006. This decrease of $4,486 is primarily the result of (i) $13,580 increase in restricted cash primarily attributable to a $5,665 increase in our statutory, capital and surplus requirements in connection with our PDP and an additional deposit of $9,400 required from a customer, (ii) $28,280 decrease in rebates payable to customers, (iii) $1,801 decrease in income taxes payable and other current liabilities, (iv) $2,312 decrease in claims payable to pharmacies, (v) $2,744 increase in accounts receivable, and (vi) $1,295 increase in prepaid expense and other current assets. These decreases were partially offset by (i) $15,028 decrease in rebates receivable, (ii) $19,307 increase in trade and other payables and accrued expenses, and (iii) $12,092 increase in customer deposits payable. This decrease was further caused by $901 of net changes in other operating activities.
Historically, the timing of our collections of accounts receivable and payments of accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan customers on the one hand, and our pharmacy network on the other hand. These terms generally lead to our payments to participating pharmacies being slower than our corresponding collections from plan customers. We believe that this situation is not unusual in the PBM industry and expect to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future and, if they were to change materially, we could require additional working capital financing. If such terms of trade were to change materially, and/or if we were unable to obtain additional working capital financing, there could be a material adverse effect on our business, financial condition, or results of operations. Although we have a $65,000 revolving credit facility, we currently cannot borrow the full amount under this credit facility and we may be limited, or unable, to borrow under this credit facility in the future. We are currently in the process of exploring alternative financing arrangements so we can fully access any funds as needed.
Net cash used in investing activities was $6,554 for the fiscal year ended June 30, 2007 as compared to $8,022 for the fiscal year ended June 30, 2006. The $6,554 net cash used in investing activities during the fiscal year ended June 30, 2007 was primarily the result of $5,392 used for capital expenditures, $901 used for an earnout payment to PPP and $266 used for the acquisition of MPP. See Item 8 hereof (Note 4 – Business Acquisitions) for descriptions of the various acquisitions that have been consummated in the last 3 years.

Net cash used in financing activities was $4,323 for the fiscal year ended June 30, 2007 as compared to net cash provided by financing activities of $1,502 for the fiscal year ended June 30, 2006. This decrease of $5,825 is primarily the result of (i) additional payments of $2,630 towards our capital lease obligations, (ii) $2,557 reduction in the proceeds from the exercise of stock options, and (iii) $2,034 reduction in the excess tax benefit from the exercise of stock options. These decreases were offset by the Company not paying $1,396 of dividends on the series A preferred stock for the quarter ended June 30, 2007 until July 3, 2007.
Line of Credit
On January 28, 2005, we entered into a five-year $65,000 line of credit with a syndicate of commercial banks led by JPMorgan. Subject to certain conditions, the line of credit may be increased by an aggregate of $35,000. Depending on the timing and dollar amount of each loan request, we can either borrow at a spread above LIBOR, the overnight Federal Funds rate or JPMorgan’s prime rate. As of June 30, 2007, the spread is 1.50% for LIBOR and Federal Funds loans and 0.50% for prime rate loans. The line of credit contains various covenants that, among other things, require us to maintain certain financial ratios, which are consolidated net worth, consolidated fixed charge ratio and consolidated debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. The consolidated fixed charge ratio and the consolidated debt to EBITDA ratio are evaluated by JPMorgan as a measure of our liquidity and our ability to meet all of our obligations under the credit facility. As of and for the year ended June 30, 2007, there was no principal balance outstanding under the line of credit, and we were in compliance with the aforementioned financial covenants. Although we have a $65,000 revolving credit facility, we currently cannot borrow the full amount under this credit facility and we may be limited, or unable, to borrow under this credit facility in the future. As of June 30, 2007, we were able to borrow approximately $39,000 under the credit facility. If we are in compliance with the consolidated fixed charge ratio, we can then borrow up to 2.5 times the Company’s consolidated EBITDA for the preceding twelve months less consolidated debt, as defined in the credit facility. Based on our financial performance, we may not be in compliance with the aforementioned financial covenants during fiscal year 2008. We are currently in the process of exploring alternative financing arrangements so we can fully access any funds as needed.
EBITDA
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

Net cash provided by operating activities can be reconciled to EBITDA, which we believe to be the most directly comparable financial measure to net cash provided by operating activities, as follows (in thousands):

	Year Ended June 30,
	2007	2006	2005 (1)

Net cash provided by operating activities	$3,172	$7,658	$10,322
Provision for income taxes	1,198	7,015	8,031
Interest (income) expense, net	(1,396)	(1,149)	299
Net change in assets and liabilities	14,308	12,342	11,989
Non-cash items to reconcile net cash from operations to net income	(7,611)	(2,873)	(3,630)

EBITDA	$9,671	$22,993	$27,011

Adjusted prescriptions (2)	24,658	33,130	26,982
EBITDA per adjusted prescription	$0.39	$0.69	$1.00

(1)	Includes PCN’s operating results commencing March 7, 2005, the date of acquisition.

(2)	Adjusted prescription volume equals the Mail Service prescriptions multiplied by 3, plus retail prescriptions. These Mail Service prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.
Contractual Obligations
We lease offices and warehouse space throughout the United States under various operating leases. We also lease pill dispensing and counting devices for use in our Mail Service pharmacy, as well as computer equipment, for use in our various offices. In addition, we lease office equipment and computer software under various capital leases.
The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of June 30, 2007 ($ in thousands):
Payments Due by Period

	Total	2008	2009-2010	2011-2012	Thereafter

Capital lease obligations	$2,475	$989	$1,362	$124	$—

Operating leases	9,825	3,295	3,653	1,563	1,314

Total contractual cash obligations	$12,300	$4,284	$5,015	$1,687	$1,314

Commitments and Contingencies
As an approved PDP sponsor, in order for us to maintain our risk bearing licensures and continue to apply for additional licensures in the various states, we must fulfill statutory, capital and surplus requirements. We currently maintain $5.2 million in a cash account to fulfill such requirements. We do not intend to continue to provide our PDP to individual enrollees in 2008 and CMS has acknowledged our intent to provide the PDP Medicare benefits solely to employer groups. In addition, we will only be providing non-risk bearing Medicare benefits to employer groups that will reimburse us directly for any prescription drug costs. We do not intend to offer our PDP to employer groups in instances where we could be subject to risk. This change in PDP offerings may allow us to decrease the capital and surplus amounts maintained in our restricted cash accounts.
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
We used the remaining proceeds from the issuance and sale of the series A preferred stock of approximately $24,000, excluding expenses related to the closing of the New Mountain Transaction, for the Inteq acquisition and working capital purposes. See Item 8 hereof (Note 4 – Business Acquisitions) for descriptions of the various acquisitions that have been consummated in the last 3 years.
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
We anticipate that current cash positions, together with anticipated cash flows from operations and our borrowing capabilities, will be sufficient to satisfy our contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. In addition, we will require cash to acquire inventory for our Mail Service and Specialty Service operations, and fulfill statutory capital and surplus requirements in connection with our PDP. In the event that our plans change or our assumptions prove to be inaccurate, or our cash on hand together with the proceeds from our revolving credit facility prove to be insufficient or unavailable to fund operations, we could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to us, if at all. Although we have a $65,000 revolving credit facility, we currently cannot borrow the full amount under this credit facility and we may be limited, or unable, to borrow under this credit facility in the future. As of June 30, 2007, we were able to borrow approximately $39,000 under the credit facility. If we are in compliance with the consolidated fixed charge ratio, we can then borrow up to 2.5 times the Company’s consolidated EBITDA less consolidated debt, as defined in the credit facility. Based on our financial performance, we may not be in compliance with the aforementioned financial covenants during fiscal year 2008. We are currently in the process of exploring alternative financing arrangements so we can fully access any funds as needed.
Condensed Interim Financial Data (Unaudited)
($ in thousands, except per share amounts)

	Fiscal Year 2007
Quarters ended	June 30	March 31	December 31	September 30
Revenue	$146,038	$145,026	$199,304	$188,713

Cost of claims	124,947	123,700	176,607	166,512

Gross profit	$21,091	$21,326	$22,697	$22,201

One-time termination benefits	$1,938	—	—	—

(Loss) income before (benefit) provision for income taxes	$(4,404)	$258	$2,776	$2,660

Net (loss) income	$(3,263)	$430	$1,514	$1,411

Net loss available to common Stockholders	$(4,778)	$(1,068)	$(16)	$(121)

Earnings (loss) per common share:
Basic	$(0.87)	$(0.20)	$(0.00)	$(0.02)
Diluted	$(0.87)	$(0.20)	$(0.00)	$(0.02)

Weighted-average number of common shares outstanding:
Basic	5,489	5,471	5,469	5,375
Diluted	5,489	5,471	5,469	5,375

	Fiscal Year 2006
			December 31	September 30
Quarters ended	June 30	March 31	(restated)	(restated)
Revenue	$211,451	$216,801	$219,909	$214,692

Cost of claims	189,744	194,381	196,232	191,130

Gross profit	$21,707	$22,420	$23,677	$23,562

Income before provision for income taxes	$3,122	$3,501	$5,043	$5,006

	Fiscal Year 2006
			December 31	September 30
Quarters ended	June 30	March 31	(restated)	(restated)
Net income	$1,884	$2,008	$2,898	$2,867

Net income available to common stockholders	$369	$510	$1,368	$1,335

Earnings per common share:
Basic	$0.07	$0.10	$0.27	$0.27
Diluted	$0.07	$0.10	$0.24	$0.24

Weighted-average number of common shares outstanding:
Basic	5,291	5,200	5,025	4,862
Diluted	5,413	5,302	12,146	12,102
Other Matters
Inflation
Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenue and cost of claims.
Use of Estimates and Critical Accounting Policies
Use of Estimates
The preparation of consolidated financial statements requires companies to include certain amounts that are based on management’s best estimates and judgments. In preparing the consolidated financial statements, we reviewed our accounting policies and believe that these accounting policies are appropriate for a fair presentation of our financial position, results of operations and cash flows. Several of these accounting policies contain estimates, the most significant of which are discussed below. Actual results may differ from those estimates, and it is possible that future results of operations for any particular period could be materially affected by the ultimate actual results.
Critical Accounting Policies and Estimates
We describe below what we believe to be our critical accounting policies. (Also see Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.)
Revenue Recognition. Our revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to customers and participants, either through our nationwide network of pharmacies, our Mail Service pharmacy or our Specialty Service pharmacy. We enter into a fee for service (per claim charges) arrangement with our customers for the payment of administrative fees. Under the fee for service arrangement, we are paid contractually agreed upon rates from our customers based upon actual claims adjudicated plus a fixed transaction fee. Revenue related to the sales of prescription drugs by our nationwide network of pharmacies, our Mail Service pharmacy or our Specialty Service pharmacy is recognized when the claims are adjudicated and the prescription drugs are shipped.
Participant co-payments are not recorded as revenue. Under our customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, we do not include participant co-payments to pharmacies in revenue or cost of claims.
We evaluate customer contracts using the indicators of EITF No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” to determine whether we act as a principal or as an agent in the fulfillment of prescriptions through our retail pharmacy network. We act as a principal in most of our transactions with customers and revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, as well as our administrative fees (“Gross Reporting”). Gross reporting is appropriate because we (i) have separate contractual relationships with customers and with pharmacies, (ii) are responsible to validate and economically manage a claim through our claims adjudication process, (iii) commit to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) manage the overall prescription drug plan relationship with the patients, who are participants of customers’ plans, and (v) have credit risk for the price due from the customer. There are certain contracts in which we recognize revenue on a net basis. The primary factor that leads to the recognition of net revenue on these contracts is that the amount we earn is primarily fixed. Whether revenues are recorded on either a gross or net basis, we record the gross amount billed in accounts receivable and the related claims payable to pharmacies on our consolidated balance sheet.
The rebates that we receive from pharmaceutical manufacturers are recognized when we are entitled to them in accordance with the terms of our arrangements with pharmaceutical manufacturers and our third party rebate administrator, and when the amount of the rebate is determinable. Our revenue is reduced by the amount of rebates earned by our customers.
Rebates Receivable and Payable. We record the rebate receivable and the appropriate payable to the customers based on estimates, which are subject to final settlement. The estimates are based upon claims submitted and our rebate experience, and are adjusted as additional information becomes available. Upon billing the manufacturer, any differences between our estimate and the actual amount of the rebates receivable is recorded to cost of claims, net of the estimated impact to our customers. Rebates are generally paid to customers on a quarterly basis, or as agreed upon with our customers, subsequent to collections from pharmaceutical manufacturers, although there are certain instances where rebates are paid to customers on a more accelerated basis.
Allowance for Doubtful Accounts. We estimate the allowance for doubtful accounts for our PBM and Specialty Service business based upon a variety of factors including the age of the outstanding receivables, trends of cash collections and bad debt write-offs, and the payor’s collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted.
Property and Equipment. We state property and equipment at cost, less accumulated depreciation and amortization. We calculate depreciation using the straight-line method for assets with useful lives ranging from 3 to 8 years or, with respect to equipment under capital leases and leasehold improvements, we amortize them on a straight-line basis over the shorter of the lease term or the assets’ useful lives.
Internal Use Software. We invest heavily in developing software in order to enhance our operations as well as meet the needs of our customers. We apply the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Under this SOP, certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three years. Costs for general and administrative expenses, overhead, maintenance and training, as well as the cost of software coding that does not add functionality to the existing system, are expensed as incurred. Reductions, if any, in the carrying value of capitalized software development costs to net realizable value are expensed.
Intangible Assets. Our intangible assets primarily reflect the value of client relationships that arose in connection with our various business acquisitions. These intangible assets are recorded at cost and are reviewed for impairment whenever events, such as losses of significant customers or other changes in circumstances indicate that the carrying amount may not be recoverable. We continually assess the useful lives of the intangible assets, taking into account historical customer turnover experience, including recent losses of customers and expected future losses, to ensure they reflect current circumstances.

Goodwill. Our goodwill represents the excess of the acquisition costs over the fair value of the net tangible and identifiable intangible assets acquired that has been allocated to goodwill from our various business acquisitions. We test our goodwill for impairment on an annual basis, or whenever events, such as a protracted decline in our stock price or other changes in circumstances, indicate that the carrying amount may not be recoverable, using a two-step fair-value based test. The most recent assessment of goodwill impairment for each of our designated reporting units was performed as of June 30, 2007, and the recorded goodwill was determined not to be impaired.
Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2007, we have current net deferred tax assets of $1,913 and non-current net deferred tax liabilities of $8,780. The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates. We periodically consider whether or not we should record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Based on our assessment as of June 30, 2007, a valuation allowance is not required against our deferred tax assets.
Stock-Based Compensation. With the adoption of SFAS No. 123R on July 1, 2005, we are required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, we apply the lattice-binomial option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate, post-vesting terminations, sub-optimal exercise factor and dividend yield. While the risk-free interest rate, post-vesting terminations, sub-optimal exercise factor and dividend yield are less subjective assumptions that are based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.
We use an expected stock-price volatility assumption that is based on the historical volatility of the underlying stock which is obtained from public data sources. This approach is used as a predictor of future realized and implied volatilities and is directly related to the stock option valuation. For stock options granted during the fiscal year ended June 30, 2007, we used a weighted-average expected stock-price volatility ranging from 49.7% to 58.2% based upon the historic volatility.
With regard to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises. For stock options granted during the fiscal year ended June 30, 2007, we used an expected option life assumption of 5.5 years.
Recently Adopted Accounting Standards
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”) to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. Our adoption of SAB No. 108 during the fiscal year ended June 30, 2007 did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step evaluation process for tax positions taken, or expected to be taken, in a tax return. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.
Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the fiscal year. In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48, an amendment of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes” (“FSP No. FIN 48-1”). FSP No. FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.
We are currently evaluating the impact FIN 48 will have on our consolidated financial statements when it becomes effective for the Company in fiscal year 2008 and are unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We do not engage in significant activity with respect to market risk sensitive instruments. Accordingly, our risk with respect to market risk sensitive instruments is immaterial.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Information with respect to this item is contained in our audited consolidated financial statements and financial statement schedules listed in the index on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes to Internal Control Over Financial Reporting
In the course of our ongoing preparations for making management’s report on internal control over financial reporting included in this annual report, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have identified areas in need of improvement and have taken remedial actions to strengthen the affected controls as appropriate. From time to time, we make these and other changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal control over financial reporting and which do not have a material effect on our overall internal control. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. Based upon our findings during the preparation of our Quarterly Report on Form 10-Q for the period ended September 30, 2006, we have implemented the following changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act:
•	The Company implemented a process whereby our Legal Department and our Account Management Department, along with our Finance Department and Rebate and Formulary Group, evaluates the terms and conditions for rebate payments to clients which will serve as the basis for current and subsequent rebate payments to our customers.

•	The Company has implemented procedures for reviewing outstanding claims payable to pharmacies to verify, on a timely basis, that the liabilities to the pharmacies are properly recorded.

•	The Company has implemented procedures for reviewing all new leases to determine the proper accounting treatment in accordance with generally accepted accounting principles.
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
In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management believes that our internal control over financial reporting was effective as of June 30, 2007.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report below.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
National Medical Health Card Systems, Inc. and Subsidiaries
We have audited National Medical Health Card Systems, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, National Medical Health Card Systems, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Medical Health Card Systems, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 of National Medical Health Card Systems, Inc. and Subsidiaries and our report dated September 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
September 12, 2007
Item 9B. OTHER INFORMATION.
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required is incorporated herein by reference to the fiscal year 2007 Definitive Proxy Statement under the caption “Proposal 1 — Election of Directors”, which we anticipate filing by October 29, 2007.
Item 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference to the information in the fiscal year 2007 Definitive Proxy Statement under the caption “Executive Compensation,” which we anticipate filing by October 29, 2007.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference to the information in the fiscal year 2007 Definitive Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which we anticipate filing by October 29, 2007.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference to the information in the fiscal year 2007 Definitive Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Proposal 1 — Election of Directors”, which we anticipate filing by October 29, 2007.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated herein by reference to the information in the fiscal year 2007 Definitive Proxy Statement under the caption “Principal Accountant Fees and Services,” which we anticipate filing by October 29, 2007.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Page No.
1.	Financial Statements

The following Consolidated Financial Statements of NMHC are included herein:

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets as of June 30, 2007 and 2006	F-3

	Consolidated Statements of Income for each of the years ended June 30, 2007, 2006 and 2005	F-4

	Consolidated Statements of Stockholders’ Equity for each of the years ended June 30, 2007, 2006 and 2005	F-5

	Consolidated Statements of Cash Flows for each of the years ended June 30, 2007, 2006 and 2005	F-6

	Notes to Consolidated Financial Statements	F-7 – F-27

2.	Financial Statement Schedule

	Schedule II: Valuation and Qualifying Accounts	S-1
All other information and financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.
3.	Exhibits

Exhibit
Number	Description of Exhibit
2.1+	Stock Purchase Agreement dated as of July 31, 2003 by and among NMHC and Portland Professional Pharmacy, Portland Professional Pharmacy Associates and the individuals listed on Schedule I thereto (4)

2.2+	Amended and Restated Preferred Stock Purchase Agreement dated November 26, 2003 by and between NMHC and New Mountain Partners, L.P. (6)

2.3+	Asset Purchase Agreement dated as of April 1, 2004 among NMHC, Inteq PBM, LP, Inteq-RX Group, LLP, and the other persons named therein (9)

2.4+	Stock Purchase Agreement dated March 7, 2005 by and among NMHC, PCN Acquisition Corp., Pharmaceutical Care Network, and California Pharmacists Association (15)

3.1	Certificate of Incorporation of NMHC (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of NMHC (8)

3.3	Amended and Restated By-Laws of NMHC (16)

4.1	Specimen of Common Stock Certificate

4.2	Specimen of Series A 7% Convertible Preferred Stock Certificate

4.3	Form of Representatives’ Warrant Agreement by and among NMHC, Ryan, Beck & Co.,

Exhibit
Number	Description of Exhibit
Inc. and Pennsylvania Merchant Group, including form of Warrant Certificate (1)

4.4	Certificate of Designations, Preferences and Rights of Series A 7% Convertible Preferred Stock of NMHC (8)

4.5	Registration Rights Agreement dated March 19, 2004 by and among NMHC, New Mountain Partners, L.P. , and New Mountain Affiliated Investors, L.P.

10.1+	Credit Agreement dated as of January 28, 2005 among NMHC, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger (14)

10.2	Amendment No. 1 to Credit Agreement, dated as of March 7, 2005 to the Credit Agreement dated as of January 28, 2005 by and among NMHC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto

10.3	Amendment No. 2 to Credit Agreement, dated as of September 28, 2005 to the Credit Agreement dated as of January 28, 2005 by and among NMHC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto

10.4	Amendment No. 3 and Waiver to Credit Agreement, dated as of December 8, 2006 to the Credit Agreement dated as of January 28, 2005 by and among NMHC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (22)

10.5	Waiver to Credit Agreement, dated as of February 16, 2007 to the Credit Agreement dated as of January 28, 2005 by and among NMHC, JPMorgan Chase Bank, N.A., as Administrative Agent and the Lenders party thereto (23)

10.6	Lease Agreement dated November 18, 2002 between Sunbeam Development Corporation and NMHCRx Mail Order, Inc. (4)

10.7	Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development Corporation and NMHCRx Mail Order, Inc. (4)

10.8*	Prime Vendor Agreement dated May 1, 2006, by AmerisourceBergen Drug Corporation, and NMHCRx Mail Order, Inc. d/b/a NMHC Mail (20)*

10.9	Health Card Sublease Agreement dated as of December 1, 2004, between BFS Realty, LLC, as Sublessor and NMHC, as Sublessee

10.10#	NMHC Amended and Restated 2000 Restricted Stock Grant Plan (12)

10.11#	NMHC 1999 Stock Option Plan, as amended on March 18, 2004 (8)

10.12#	Form of Restricted Stock Grant Agreement (19)

10.13#	Form of Stock Option Agreement between NMHC and Non-Employee Directors dated May 4, 2004 for a grant of 15,000 shares of common stock (10)

10.14#	Form of Stock Option Agreement between NMHC and Non-Employee Directors dated May 4, 2004 for a grant of 20,000 shares of common stock (10)

10.15#	Form of Stock Option Agreement between NMHC and Senior Management dated December 20, 2004 (13)

10.16#	Form of Stock Option Agreement between NMHC and Non-Employee Directors dated December 21, 2004 (13)

10.17#	Form of Stock Option Agreement between NMHC and Non-Employee Directors (17)

10.18#	Form of Stock Option Agreement between NMHC and Senior Executive Officers (17)

10.19#	Form of Severance Agreement and General Release for Senior Executive Officers (17)

10.20#	Form of Excise Tax Gross-Up Agreement between NMHC and Executive Officers(21)

10.21#	Form of Indemnification Agreement (19)

10.22#	Employment Agreement by and between NMHC and Mr. Stuart Diamond, dated December 16, 2005 (18)

10.23#	Agreement by and between NMHC and Mr. Thomas W. Erickson, dated February 23, 2007 (24)

10.24#	Stock Option Agreement by and between NMHC and Mr. Thomas W. Erickson, dated March 12, 2007 (25)

10.25#	Consulting Agreement and Departure Agreement and General Release Agreement between NMHC and Mr. Bill Masters, dated June 4, 2007

Exhibit
Number	Description of Exhibit
10.26#	Departure Agreement and General Release between NMHC and Mr. Tery Baskin, dated August 1, 2007

10.27#	Stock Option Agreement dated August 30, 2004 between NMHC and Mr. James F. Smith (11)

10.28#	Employment Agreement dated August 30, 2004 by and between NMHC and Mr. James F. Smith (11)

10.29#	Departure Agreement and General Release between NMHC and Mr. James F. Smith, dated August 17, 2007

10.30#	National Medical Health Card Fiscal Year 2007 Corporate Incentive Plan

10.31#	Form of Severance Agreement with executive officers

10.32	Support Agreement dated October 30, 2003, by and among NMHC, the Persons listed as stockholders on Schedule A attached thereto, and New Mountain Partners L.P. (7)

10.33	Management Rights Letter dated March 19, 2004, by and between New Mountain Partners, L.P., a Delaware limited partnership and NMHC

10.34#	Employment Agreement dated June 4, 2001, between NMHC and Mr. Tery Baskin (3)

10.35#	General Release dated June 28, 2007, between NMHC and Mr. Bill Masters

10.36#	Stock Option Agreement dated October 27, 2003 between NMHC and Mr. Mark Adkison

10.37#	Stock Option Agreement dated May 6, 2005 between NMHC and Mr. Robert Kordella

10.38#	Stock Option Agreement dated October 4, 2004 between NMHC and Mr. Bill Masters (11)

10.39#	Stock Option Agreement dated September 17, 2004 between NMHC and Mr. Tery Baskin

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act

*	Certain information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portion.

#	Management contract or compensatory plan or arrangement.

+	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

(1)	Denotes document filed as an Exhibit to NMHC’s Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.

(2)	Denotes document filed as Exhibit C to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.

(3)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference.

(4)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.

(5)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K/A Amendment Number 2 for the fiscal year ended June 30, 2003 and incorporated herein by reference.

(6)	Denotes document filed as Annex B to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on February 19, 2004 and incorporated herein by reference.

(7)	Denotes document filed as Annex E to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on February 19, 2004 and incorporated herein by reference.

(8)	Denotes document filed as an Exhibit to NMHC’s Form 10-Q for the fiscal quarter ended March 31, 2004 and incorporated herein by reference.

(9)	Denotes document filed as an Exhibit to NMHC’s Form 8-K filed on April 14, 2004 and incorporated herein by reference.

(10)	Denotes document filed as an exhibit to NMHC’s Form 10-K for the fiscal year ended June 30, 2004 and incorporated herein by reference.

(11)	Denotes document filed as an exhibit to NMHC’s Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference.

(12)	Denotes document filed as Appendix D to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on October 28, 2004 and incorporated herein by reference.

(13)	Denotes document filed as an exhibit to NMHC’s Form 10-Q for the fiscal quarter ended December 31, 2004 and incorporated herein by reference.

(14)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on February 3, 2005 and incorporated herein by reference.

(15)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on March 11, 2005 and incorporated herein by reference.

(16)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on November 14, 2005 and incorporated herein by reference.

(17)	Denotes document filed as an exhibit to NMHC’s Form 10-Q for the fiscal quarter ended December 31, 2005 and incorporated herein by reference.

(18)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on January 26, 2006 and incorporated herein by reference.

(19)	Denotes document filed as an exhibit to NMHC’s Form S-8 filed on February 3, 2006 and incorporated herein by reference.

(20)	Denotes document filed as an exhibit to NMHC’s Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference.

(21)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on September 22, 2006 and incorporated herein by reference.

(22)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on December 13, 2006 and incorporated herein by reference.

(23)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on February 20, 2007 and incorporated herein by reference.

(24)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on February 28, 2007 and incorporated herein by reference.

(25)	Denotes document filed as an exhibit to NMHC’s Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
(Registrant)

By	/s/ Thomas W. Erickson Thomas W. Erickson, Chairman of the Board, Chief Executive Officer
Date: September 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Thomas W. Erickson Thomas W. Erickson, Chairman of the Board, Chief Executive Officer
Date: September 12, 2007

By	/s/ Harry Durity G. Harry Durity, Director
Date: September 12, 2007

By	/s/ Gerald Angowitz Gerald Angowitz, Director
Date: September 12, 2007

By	/s/ Paul J. Konigsberg Paul J. Konigsberg, Director
Date: September 12, 2007

By	/s/ Steven B. Klinsky Steven B. Klinsky, Director
Date: September 12, 2007

By	/s/ Michael Ajouz Michael Ajouz, Director
Date: September 12, 2007

By	/s/ Robert R. Grusky Robert R. Grusky, Director
Date: September 12, 2007

By	Daniel B. Hébert, Director
Date: September 12, 2007

By	Michael T. Flaherman, Director
Date: September 12, 2007

By	/s/ Stuart Diamond Stuart Diamond, Chief Financial Officer, Principal Accounting Officer
Date: September 12, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
National Medical Health Card Systems, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of National Medical Health Card Systems, Inc. and Subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Medical Health Card Systems, Inc. and Subsidiaries at June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 12, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
September 12, 2007

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	June 30,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$705	$8,410
Restricted cash	19,276	4,845
Accounts receivable, net	62,465	82,365
Rebates receivable	42,417	48,911
Inventory	6,250	5,666
Deferred tax assets	1,913	2,278
Prepaid expenses and other current assets	2,758	2,623

Total current assets	135,784	155,098

Property and equipment, net	14,541	13,653
Intangible assets, net	2,551	3,013
Goodwill	99,414	99,319
Other non-current assets	799	1,070

Total Assets	$253,089	$272,153

Liabilities, Redeemable Preferred Equity and Common Stockholders’ Equity
Current Liabilities:

Claims payable to pharmacies	$59,508	$88,979
Rebates payable to customers	45,668	60,953
Trade and other payables and accrued expenses	19,804	10,707
Current portion of capital lease obligations	989	16
Customer deposits payable	12,244	1,541
Other current liabilities	954	—

Total current liabilities	139,167	162,196

Capital lease obligations, less current portion	1,486	—
Other non-current liabilities	1,330	829
Deferred tax liabilities	8,780	7,784

Total liabilities	150,763	170,809

Commitments and Contingencies
Redeemable Preferred Equity:

Series A redeemable convertible preferred stock $.10 par value; 15,000,000 shares authorized, 6,956,522 issued and outstanding, aggregate liquidation preference of $111,304,352	76,813	76,338

Common Stockholders’ Equity:

Common Stock, $.001 par value, 35,000,000 shares authorized, 10,158,221 and 9,933,697 shares issued, 5,518,321 and 5,293,797 outstanding, respectively	10	10
Additional paid-in capital	133,120	126,630
Accumulated deficit	(55,738)	(49,755)
Treasury stock at cost, 4,639,900 shares	(51,879)	(51,879)

Total common stockholders’ equity	25,513	25,006

Total Liabilities, Redeemable Preferred Equity and Common Stockholders’ Equity	$253,089	$272,153

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for share data)

	Years ended June 30,
	2007	2006	2005
Revenue (excludes participant co-payments retained by the pharmacies of $249,526, $321,055 and $280,946, respectively)	$679,081	$862,853	$800,592
Cost of claims (excludes participant co-payments retained by the pharmacies of $249,526, $321,055 and $280,946, respectively)	591,766	771,487	713,883

Gross profit	87,315	91,366	86,709
Selling, general and administrative expenses	87,481	75,852	67,786

Operating (loss) income	(166)	15,514	18,923

Other income (expense):
Interest expense	(516)	(313)	(610)
Interest income	1,912	1,462	311
Other income, net (includes insurance gain of $1,702 in 2005)	60	9	1,788

	1,456	1,158	1,489

Income before provision for income taxes	1,290	16,672	20,412
Provision for income taxes	1,198	7,015	8,031

Net income	$92	$9,657	$12,381

Redeemable convertible preferred stock cash dividends	5,600	5,600	5,600
Accretion of transaction expenses	475	475	475

Net (loss) income available to common stockholders	$(5,983)	$3,582	$6,306

Earnings (loss) per common share:
Basic	$(1.10)	$0.70	$1.39
Diluted	$(1.10)	$0.67	$1.03

Weighted-average number of common shares outstanding:
Basic	5,454	5,143	4,542

Diluted	5,454	5,311	11,984

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balances at June 30, 2004	8,970	$9	$104,890	$(59,643)	4,640	$(51,879)	$(6,623)

Accretion of transaction expenses related to preferred stock offering	—	—	—	(475)	—	—	(475)
Exercise of stock options	418	—	4,188	—	—	—	4,188
Shares issued related to outstanding warrants	61	—	—	—	—	—	—
Shares issued related to PPP earnout	13	—	358	—	—	—	358
Payments of redeemable convertible preferred stock cash dividends	—	—	—	(5,600)	—	—	(5,600)
Stock option income tax benefit	—	—	5,625	—	—	—	5,625
Net income	—	—	—	12,381	—	—	12,381

Balances at June 30, 2005	9,462	9	115,061	(53,337)	4,640	(51,879)	9,854

Accretion of transaction expenses related to preferred stock offering	—	—	—	(475)	—	—	(475)
Exercise of stock options	454	1	4,875	—	—	—	4,876
Shares issued related to PPP earnout	18	—	425	—	—	—	425
Payments of redeemable convertible preferred stock cash dividends	—	—	—	(5,600)	—	—	(5,600)
Stock option income tax benefit	—	—	3,029	—	—	—	3,029
Stock-based compensation	—	—	3,240	—	—	—	3,240
Net income	—	—	—	9,657	—	—	9,657

Balances at June 30, 2006	9,934	10	126,630	(49,755)	4,640	(51,879)	25,006

Accretion of transaction expenses related to preferred stock offering	—	—	—	(475)	—	—	(475)
Exercise of stock options	224	—	2,319	—	—	—	2,319
Accrual of redeemable convertible preferred stock cash dividends	—	—	—	(5,600)	—	—	(5,600)
Stock option income tax benefit	—	—	372	—	—	—	372
Stock-based compensation	—	—	3,799	—	—	—	3,799
Net income	—	—	—	92	—	—	92

Balances at June 30, 2007	10,158	$10	$133,120	$(55,738)	4,640	$(51,879)	$25,513

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net income	$92	$9,657	$12,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,777	7,470	6,300
Stock-based compensation expense	3,799	3,240	—
Amortization of deferred gain	(21)	(49)	(100)
Amortization of deferred financing costs	113	112	167
Loss on disposal of capital assets	—	38	—
Loss on impairment of capital assets	657	—	—
Provision for doubtful accounts	2,080	200	651
Deferred income taxes	1,204	1,587	2,912
Excess tax benefit from exercise of stock options	(221)	(2,255)	—
Changes in assets and liabilities:
Restricted cash	(14,431)	(851)	435
Accounts receivable	17,820	20,564	(27,425)
Rebates receivable	6,494	(8,534)	488
Inventory	(584)	(1,547)	(867)
Due from affiliates	—	31	(13)
Prepaid expenses and other current assets	(135)	1,160	(3,867)
Other non-current assets	158	113	2,694
Claims payable to pharmacies	(29,471)	(27,159)	16,401
Rebates payable to customers	(15,285)	12,995	11,985
Trade and other payables and accrued expenses	8,418	(10,889)	(19,108)
Customer deposits payable	10,703	(1,389)	2,918
Income taxes payable and other current liabilities	1,483	3,284	5,289
Other non-current liabilities	522	(120)	(919)

Net cash provided by operating activities	3,172	7,658	10,322

Cash flows from investing activities:
Capital expenditures	(5,392)	(7,898)	(5,795)
Acquisition of PCN, net of cash required	—	—	3,150
Acquisition of Centrus, net of cash acquired	—	—	(1,000)
Acquisition of Inteq, net of cash acquired	—	116	(139)
Acquisition of PPP, net of cash acquired	(901)	(425)	(358)
Acquisition of MPP	(266)	—	—
Proceeds from sale of capital assets	5	185	—

Net cash used in investing activities	(6,554)	(8,022)	(4,142)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,319	4,876	4,188
Proceeds from revolving credit facility	—	82,625	724,758
Repayments of revolving credit facility	—	(82,625)	(724,811)
Payments of redeemable convertible preferred stock cash dividends	(4,204)	(5,600)	(5,600)
Excess tax benefit from exercise of stock options	221	2,255	—
Deferred financing costs	—	—	(459)
Repayments of debt and capital lease obligations	(2,659)	(29)	(372)

Net cash (used in) provided by financing activities	(4,323)	1,502	(2,296)

Net (decrease) increase in cash and cash equivalents	(7,705)	1,138	3,884
Cash and cash equivalents at beginning of year	8,410	7,272	3,388

Cash and cash equivalents at end of year	$705	$8,410	$7,272

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
1. BUSINESS AND BASIS OF PRESENTATION
National Medical Health Card Systems, Inc. (the “Company” or ”NMHC”) provides comprehensive pharmacy benefit management (“PBM”) services to plan customers, which include managed care organizations, local governments, unions, corporations, health maintenance organizations (“HMO”), employers, workers’ compensation plans, third party health care plan administrators and federal and state government programs through its network of licensed pharmacies throughout the United States. The Company’s PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy claims management, specialty pharmacy claims management, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access and reporting and information analysis. The Company owns a mail service pharmacy (“Mail Service”) and a specialty pharmacy (“Specialty Service”). In addition, the Company is a national provider of drug benefits to its customers under the federal government’s Medicare Part D program.
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents. Cash includes currency on hand and demand deposits with banks or other financial institutions. Cash equivalents of $79 and $487 at June 30, 2007 and 2006, respectively, are comprised of highly liquid overnight investments with an initial maturity date of three months or less from the purchase date. As a result of the Company’s normal payment cycle, cash disbursement accounts carrying negative book balances of $2,667 and $11,015 (representing outstanding checks not yet presented for payment) have been reclassified to claims payables to pharmacies, rebates payable to customers, and trade and other payables and accrued expenses at June 30, 2007 and June 30, 2006, respectively. This reclassification restores balances to cash and current liabilities for liabilities to the Company’s vendors, customers and participants which have not been settled. No overdraft or unsecured short-term loan exists in relation to these negative balances.
Restricted Cash. Restricted cash balances at June 30, 2007 and 2006 include $19,276 and $4,845, respectively, which are restricted as to their use as related to the maintenance of minimum cash balances in accordance with Ohio statute, contractual terms with customers and other customer restrictions.
In July 2006, the Company received approval from the Centers for Medicare & Medicaid Services (“CMS”) to operate as a national prescription drug plan (“PDP”) sponsor under Part D of the Medicare program through its wholly-owned subsidiary, NMHC Group Solutions Insurance, Inc. (“NMHC Group Solutions”) which commenced on January 1, 2007. As an approved PDP sponsor, NMHC Group Solutions is able to provide the PDP Medicare benefits to both individual enrollees and employer groups wishing to contract indirectly with CMS to offer a PDP to eligible members. In addition, as an approved PDP sponsor, NMHC Group Solutions is able to operate as a risk-bearing entity for individual enrollees and employer groups. Currently, NMHC Group Solutions is acting as a risk-bearing entity only for individual enrollees in its PDP and not employer groups.
In order for NMHC Group Solutions to maintain its risk-bearing licensures and continue to apply for additional licensures in the various states, it must fulfill statutory, capital and surplus requirements. NMHC Group Solutions currently maintains $5,156 in a cash account to fulfill such requirements. NMHC Group Solutions has obtained licensure in its domicile state, Delaware, and in eight additional states to operate as a risk-bearing entity under Medicare Part D. As of June 30, 2007, NMHC Group Solutions had $100 in escrow for the protection of Delaware policyholders and an additional $600 in Delaware accounts set aside to fulfill other state deposit requirements. CMS also requires that NMHC Group Solutions maintain $100 in a restricted escrow account for the benefit of policyholders to comply with insolvency requirements.
NMHC Group Solutions does not intend to continue to provide its PDP to individual enrollees as of January 1, 2008. CMS has acknowledged NMHC Group Solutions intent to provide the PDP Medicare benefits solely to

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
employer groups. In addition, effective January 1, 2008, NMHC Group Solutions will only be providing non-risk bearing Medicare benefits to employer groups that will directly reimburse them for any prescription drug costs. NMHC Group Solutions does not intend to offer its PDP to employer groups in instances where it could be subject to risk. This change in PDP offerings may allow NMHC Group Solutions to decrease the capital and surplus amounts maintained in its restricted cash accounts.
As of June 30, 2007, included in restricted cash is $12,244, which represents deposits from certain customers in order to satisfy liabilities to be incurred by the Company on the customer’s behalf for the adjudication of pharmacy claims.
Accounts Receivable. Accounts receivable include billed receivables from customers and other payors, including patient accounts receivable. A portion of the Specialty Service business includes reimbursement by payors, such as insurance companies, under a medical benefit, or by Medicare or Medicaid. The gross amount of Specialty Service’s accounts receivable amounted to $2,671 and $2,292 at June 30, 2007 and June 30, 2006, respectively.
Accounts receivable are presented net of an allowance for doubtful accounts and contractual allowances of $2,337 at June 30, 2007 (which includes $52 for Specialty Service) and $2,261 at June 30, 2006. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on a variety of factors, including the age of the outstanding receivable and the payor’s collection history. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required.
Rebates. The Company administers a rebate program through which it receives rebates and administrative fees from pharmaceutical manufacturers. Rebates earned for the administration of this program are recorded as a reduction of cost of claims and the portion of the rebate payable to customers is treated as a reduction of revenue. Rebates receivable include billed and unbilled PBM receivables from pharmaceutical manufacturers. The Company records the gross rebate receivable and the appropriate payable to the customers based on estimates, which are subject to final settlement. The estimates are based upon claims submitted and the Company’s rebate experience, and are adjusted as additional information becomes available. Upon billing the pharmaceutical manufacturer, any differences between the Company’s estimate and the actual amount of the rebate receivable are recorded to cost of claims, net of the estimated impact to the Company’s customers. Currently, some rebates are processed by a third party rebate administrator and the remaining rebates are submitted directly by the Company to the pharmaceutical manufacturers for reimbursement. Subsequent to collections from pharmaceutical manufacturers, the Company generally pays rebates to its customers on a quarterly basis, or as agreed upon with its customers. There are certain instances where the Company pays rebates to its customers on a more accelerated basis.
As of June 30, 2007 and June 30, 2006, total unbilled manufacturer receivables amounted to $24,087 and $23,459, respectively.
Inventory. Inventory, which is located at the Company’s Mail Service and Specialty Service facilities, is primarily finished goods consisting primarily of prescription drugs and medical supplies. Inventory at the Company’s Mail Service facility is valued at the lower of the weighted average-cost method or market. Inventory at the Company’s Specialty Service facility is valued at the lower of the first-in, first-out (FIFO) cost or market.
Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. Equipment under capital leases is recorded at the present value of the total minimum lease payments. The Company calculates depreciation using the straight-line method for assets with useful lives ranging from 3 to 8 years, or with respect to equipment under capital leases and leasehold improvements, the Company amortizes them on a straight-line basis over the shorter of the lease term or the assets’ useful lives.
Internal Use Software. The Company applies the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Under this SOP, certain costs of computer software developed or obtained for

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
internal use are capitalized and amortized on a straight-line basis over three years. Costs for general and administrative expenses, overhead, maintenance and training, as well as the cost of software coding that does not add functionality to the existing system, are expensed as incurred. Reductions, if any, in the carrying value of capitalized software development costs to net realizable value are expensed.
During the fiscal years ended June 30, 2007 and 2006, the Company capitalized $4,812 and $3,626, respectively, of software development costs related to internal programming time. Amortization expense of these software development costs was $4,477, $1,454 and $567 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Unamortized capitalized software development costs approximated $6,639 and $6,961 as of June 30, 2007 and 2006, respectively.
Intangible Assets. Intangible assets of $2,551 and $3,013 at June 30, 2007 and 2006, respectively, primarily reflect the value of client relationships that arose in connection with the Company’s various business acquisitions. These intangible assets are recorded at cost and are reviewed for impairment whenever events, such as losses of significant customers or other changes in circumstances indicate that the carrying amount may not be recoverable. The Company continually assesses the useful lives of the intangible assets, taking into account historical customer turnover experience, including recent losses of customers and expected future losses, to ensure they reflect current circumstances. See Note 4, “Business Acquisitions,” for more information.
Goodwill. Goodwill of $99,414 and $99,319 at June 30, 2007 and 2006, respectively, represents the excess acquisition costs over the fair value of the net tangible and identifiable intangible assets acquired that has been allocated to goodwill from the Company’s various business acquisitions. The balance as of June 30, 2007 and June 30, 2006 also includes a portion of the excess Ascend purchase price over the net tangible and identifiable assets acquired that has been allocated to goodwill. See Note 4, “Business Acquisitions,” for more information.
The Company tests the goodwill for impairment on an annual basis, or whenever events, such as a protracted decline in the Company’s stock price or other changes in circumstances, indicate that the carrying amount may not be recoverable, using a two-step fair-value based test. The most recent assessment of goodwill impairment for each of the designated reporting units was performed as of June 30, 2007, and the recorded goodwill was determined not to be impaired.
Impairment of Long-Lived Assets. The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including other intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business.
During the fiscal year ended June 30, 2007, certain internal use software projects for which the associated costs had previously been capitalized, were cancelled. As such, the capitalized costs associated with those projects were deemed impaired and their cost of $657 was written off during the fiscal year ended June 30, 2007. The Company classifies this impairment loss within selling, general and administrative expenses of its PBM segment.
Customer Deposits Payable. The Company requires deposits from certain customers in order to satisfy liabilities incurred by the Company on the customer’s behalf for the adjudication of pharmacy claims. Customer deposits payable were $12,244 and $1,541 as of June 30, 2007 and 2006, respectively.
Financial Instruments. The carrying amount of cash, accounts receivable, rebates receivable, claims payable to pharmacies, rebates payable to customers and trade and other payables and accrued expenses approximated fair values as of June 30, 2007 and June 30, 2006 due to the short-term maturities of these instruments.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
Concentrations of Risks. For the fiscal year ended June 30, 2007, 14% of the Company’s revenue was from Mohawk Valley Physicians’ Health Plan, Inc. (“MVP”), a former customer administering multiple plans, which is reported within the PBM segment. For the fiscal years ended June 30, 2006 and 2005, MVP represented 22% and 27% of the Company’s revenue, respectively.
On May 4, 2006, MVP notified the Company of its intention not to renew their contract which expired December 31, 2006.
For the fiscal year ended June 30, 2007 and 2006, 16% and 10%, respectively, of the Company’s revenue was from Boston Medical Center Health Plan, Inc. (“BMC”) another customer, which is reported within the PBM segment. Amounts due from BMC approximated $4,287 as of June 30, 2007. None of the Company’s other customers individually represented more than 10% of Company’s revenue during the fiscal years ended June 30, 2007, 2006 and 2005.
For the fiscal years ended June 30, 2007, 2006, and 2005, no pharmacy chain accounted for more than 10% of the total cost of claims.
The Company may be subject to a concentration of credit risk with certain accounts receivables, which consist of amounts owed by various governmental agencies, insurance companies and private patients. Concentration of credit risk relating to these accounts receivable is limited to some extent by the diversity and number of payors.
Financial instruments which potentially subject the Company to concentrations of credit risk are cash balances deposited in financial institutions which exceed FDIC or SIPC insurance limits. Amounts on deposit with financial institutions, which exceeded the FDIC or SIPC insurance limits at June 30, 2007 and June 30, 2006, were $59,038 and $57,914, respectively.
The Company derives a substantial portion of its Specialty Service segment revenue from the sale of specialty drugs provided by a limited number of single-source biopharmaceutical manufacturers.
Revenue Recognition. The Company’s revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to customers and participants, either through the Company’s nationwide network of pharmacies, Mail Service or Specialty Service. The Company enters into a fee for service (per claim charges) arrangement with its customers for the payment of administrative fees. Under the fee for service arrangement, the Company is paid its contractually agreed upon rates by its customers based upon actual claims adjudicated plus a fixed transaction fee. Revenue related to the sales of prescription drugs by the Company’s nationwide network of pharmacies, Mail Service or Specialty Service is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using the Company’s on-line processing system. Co-payment revenue recognized during the fiscal years ended June 30, 2007, 2006 and 2005 was $16,592, $18,423 and $15,134, respectively. To date, Mail Service primarily fills prescriptions for the Company’s customers. Revenue from these intercompany sales is eliminated in consolidation. Specialty Service revenues represent revenues from the sale of primarily biopharmaceutical drugs and are reported at the net amount billed to third party payors, patients and others. For the fiscal year ended June 30, 2007, 54% of revenues from Specialty Service were from prescriptions filled for the Company’s customers. Revenue from these intercompany sales was eliminated in consolidation. The remaining 46% of revenues from Specialty Service were recognized at the point of shipment.
Participant co-payments are not recorded as revenue. Under the Company’s customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments to pharmacies in revenue or cost of claims. For the fiscal years ended June 30, 2007, 2006 and 2005, excluded from the Company’s revenue and cost of claims was $249,526, $321,055 and $280,946, (unaudited) respectively, of participant co-payments to pharmacies. If the above amounts were included in the Company’s operating results, its operating income and net income would not have been affected.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
The Company evaluates customer contracts using the indicators of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. The Company acts as a principal in most of its transactions with customers and revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, plus the Company’s administrative fees (“Gross Reporting”). Gross reporting is appropriate because the Company (i) has separate contractual relationships with customers and with pharmacies, (ii) is responsible to validate and economically manage a claim through its claims adjudication process, (iii) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) manages the overall prescription drug plan relationship with the patients, who are participants of customers’ plans, and (v) has credit risk for the price due from the customer. There are certain contracts in which the Company recognizes revenue on a net basis. The primary factor that leads to recognizing net revenue on these contracts is that the amount the Company earns is primarily fixed. Whether revenues are recorded on either a gross or net basis, the Company records the gross amount billed in accounts receivable and the related claims payable to pharmacies on its consolidated balance sheet.
The rebates that the Company receives from pharmaceutical manufacturers are recognized when the Company is entitled to them in accordance with the terms of the Company’s arrangements with pharmaceutical manufacturers and its third party rebate administrator, and when the amounts of the rebates are determinable. The Company’s revenue is reduced by the amount of rebates earned by the Company’s customers. For the fiscal years ended June 30, 2007, 2006 and 2005, rebates retained by the Company were $11,090, $18,501 and $18,979, respectively.
Cost of Claims. The Company’s cost of claims includes the cost of pharmaceuticals dispensed, either directly through Mail Service, Specialty Service or indirectly through its nationwide network of pharmacies. Cost of claims also includes an offsetting credit for rebates earned from pharmaceutical manufacturers.
Earnings per Share. The Company reports earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic EPS are computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted EPS are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. For the fiscal year ended June 30, 2005, the dilutive effect of outstanding options, and their equivalents, is reflected in diluted EPS by application of the treasury stock method. Under the treasury stock method, the amount the employee or director must pay for exercising the award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. United States generally accepted accounting principles require all anti-dilutive securities, including convertible preferred stock, to be excluded from the diluted earnings per share calculation. For the fiscal years ended June 30, 2007 and 2006, all of the Company’s redeemable convertible preferred stock issued to New Mountain Partners, L.P. was excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. If the Company were to include the assumed conversion of redeemable convertible preferred stock during the fiscal years ended June 30, 2007 and 2006, 6,956,522 equivalent shares of redeemable convertible preferred stock would have been added to the basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.
The following is a reconciliation of the number of weighted average shares used in the basic and diluted EPS calculation:

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)

Year ended June 30,	2007	2006	2005

Basic	5,454	5,143	4,542
Effect of assumed exercise of employee stock options	—	168	485
Series A preferred stock “as if converted”	—	—	6,957

Diluted	5,454	5,311	11,984

Stock-Based Compensation. On July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods subsequent to June 30, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides interpretative guidance in applying the provisions of SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
The Company adopted SFAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to July 1, 2005 have not been restated to reflect, and do not include, the impact of SFAS 123R as the Company did not record stock-based compensation expense related to stock options.
Stock-based compensation expense recognized under SFAS 123R for the fiscal years ended June 30, 2007 and 2006 was $3,799 and $3,240, respectively, which consisted of stock-based compensation expense related to stock options and restricted stock awards.
SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense had been recognized because the exercise price of the Company’s stock options granted to employees and directors at least equaled the fair market value of the underlying stock at the date of grant.
In addition, SFAS 123R requires that the benefits of realized tax deductions in excess of tax benefits on stock-based compensation expense, which amounted to $221 and $2,255 for the fiscal years ended June 30, 2007 and 2006, respectively, be reported as a component of cash flows from financing activities rather than as an operating cash flow, as previously required. In accordance with SAB 107, the Company classifies stock-based compensation within selling, general and administrative expenses to correspond with the line items in which cash compensation paid to employees and directors is recorded.
Stock-based compensation expense recognized in the Company’s consolidated statement of income for the fiscal year ended June 30, 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of July 1, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Additionally, the Company’s consolidated statement of income for the fiscal year ended June 30, 2007 includes compensation expense for stock-based payment awards granted subsequent to July 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
As stock-based compensation expense recognized in the Company’s consolidated statements of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and to determine the subsequent impact of the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R.
The following table illustrates the proforma effect on net income available to common stockholders and earnings per share for the fiscal year ended June 30, 2005, which reflects results as if the Company had applied the fair value recognition provisions of SFAS 123, using the Black-Scholes model to compute the fair value of stock options granted.

Net income available to common stockholders, as reported	$6,306
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect applied using the provisions of SFAS 123	(2,436)

Pro forma net income available to common stockholders	$3,870

Pro forma earnings per share:
Basic — as reported	$1.39
Basic — pro forma	$0.85
Diluted — as reported	$1.03
Diluted — pro forma	$0.32

See Note 11, “Stock-Based Compensation Plans and Employee Benefit Plan,” for additional information concerning the Company’s stock-based compensation plans.
Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates.
Use of Estimates. The consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as accruals for rebates receivable and payable, depreciable/useful lives, allowance for doubtful accounts, testing for impairment of goodwill and long-lived assets, stock-based compensation, income taxes, amounts recorded for contingencies and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.
Recent Accounting Pronouncements. In June 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step evaluation process for tax positions taken, or expected to be taken, in a tax return. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
threshold, the benefit of that position is not recognized in the financial statements.
Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the fiscal year. In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48, an amendment of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes” (“FSP No. FIN 48-1”). FSP No. FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.
The Company is currently evaluating the impact FIN 48 will have on its consolidated financial statements when it becomes effective in fiscal year 2008 and are unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”) to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. The Company adopted the provisions of SAB No. 108 during the fiscal year ended June 30, 2007. The Company’s adoption of SAB No. 108 during the fiscal year ended June 30, 2007 did not have a material impact on its consolidated financial statements.
Operating Segments. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has two reportable segments, PBM and Specialty Service. See Note 10, “Segment Reporting,” for more information. Both the PBM and Specialty Service segments operate in the United States and several of its territories.
Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.
3. NEW MOUNTAIN TRANSACTION
The Company entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the “purchase agreement”). Pursuant to the purchase agreement, the Company agreed, subject to various conditions, to issue to New Mountain Partners a total of 6,956,522 shares of series A redeemable convertible preferred stock (the “series A preferred stock”) at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80,000. On March 19, 2004, the Company completed the sale of the series A preferred stock to New Mountain Partners and used approximately $49,000 of the proceeds of the sale of the series A preferred stock to purchase, pursuant to a tender offer, 4,448,900 shares of the Company’s outstanding common stock at $11.00 per share (collectively, the “New Mountain Transaction”). Prior to the closing of the New Mountain Transaction, Bert E. Brodsky, the former chairman of the board of directors, and certain stockholders related to him, held (assuming the exercise of options and warrants to acquire 330,000 shares of the Company’s common stock held by Mr. Brodsky, which occurred in April 2004), in the aggregate, approximately 59% of the Company’s outstanding common stock and had agreed to tender 4,448,900 shares, or approximately 54% of the Company’s outstanding common stock, held by them, into the tender offer. No other stockholders tendered shares in the offer.
Following the completion of the tender offer, and the exercise of the options and warrants held by Mr. Brodsky, which occurred in April 2004, New Mountain Partners owned securities at March 19, 2004 that were initially convertible into approximately 64% of the Company’s issued and outstanding common stock and prior to conversion of the series A preferred stock were entitled to cast that number of votes that is equal to

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
approximately 60% of the Company’s aggregate voting power. Following the closing of the New Mountain Transaction, New Mountain Partners was entitled to and did nominate and elect 60% of the members of the Company’s board of directors.
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
Upon the closing of the New Mountain Transaction, the Company recorded a non-recurring, non-cash charge to net income available to holders of the Company’s common stock for a beneficial conversion feature related to the series A preferred stock, which is convertible into the Company’s common stock at $11.50 per share. Such non-cash charge reflects the difference between the fair market value of the Company’s common stock on the date of the closing of the New Mountain Transaction ($24.00 per share as of March 19, 2004) and the effective conversion price of $11.29 (after deducting the closing payment of $1,450 payable to New Mountain Partners) multiplied by 6,956,522, the number of shares of the Company’s common stock into which the series A preferred stock held by New Mountain Partners is convertible. The maximum amount of the beneficial conversion feature was limited to $80,000, which was the purchase price of the series A preferred stock.
4. BUSINESS ACQUISITIONS
Maintenance Prescriptions Programs, Inc. In July 2006, the Company entered into an Asset Purchase Agreement with Maintenance Prescriptions Programs, Inc., a New York corporation, and certain other owners named therein (collectively “MPP”), pursuant to which the Company agreed to acquire a customer contract from MPP relating to their mail service business. The aggregate purchase price of the acquired asset was $355. The Company has paid the former owners of MPP $266 out of the Company’s working capital with the remainder of the purchase price due by July 31, 2008. The purchase price for this contract was allocated to intangible assets and is being amortized over three (3) years.
Pharmaceutical Care Network. On March 7, 2005, the Company acquired all of the outstanding stock of Pharmaceutical Care Network (“PCN”), a California corporation, from the California Pharmacists Association (“CPhA”). PCN provides customary PBM services to corporations, HMO’s, insurance companies, third party administrators and union trusts. The aggregate purchase price of PCN was $13,000. In addition, the Company agreed to pay earnouts to CPhA, as additional purchase price, up to $30,000 over a three-year period if certain financial and performance targets are achieved. As of June 30, 2007, the financial and performance targets have not been achieved. The funds for the payment of the purchase price in connection with the PCN

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
acquisition were obtained out of the Company’s working capital and JPMorgan credit facility. See Note 8, “Line of Credit” for more information.
In addition to the $13,000 purchase price for the acquisition of PCN, there was $561 of acquisition related expenses incurred by the Company. Of the $13,000, $10,500 was paid to CPhA and certain of PCN’s current and former employees who participated in its Long Term Incentive Plan, and $2,500 was deposited into escrow to secure CPhA’s obligations under the purchase agreement. All escrow amounts securing CPhA’s obligations under the purchase agreement were released in accordance with the terms of the purchase agreement. At the time of the acquisition, PCN had approximately $30,942 of assets which included $16,711 of cash, $2,734 of restricted cash, $3,204 of accounts receivable, $6,090 of rebates receivable, $1,139 of other assets and $1,064 of property and equipment. They also had approximately $27,040 of liabilities which included $26,848 of claims and accounts payable, $97 of other current liabilities and $95 of other long-term liabilities. As a result of the PCN acquisition, $2,842 of severance and exit costs were accrued with $1,213 recorded as a deferred tax asset and $1,629 recorded as additional goodwill. Of this amount, $1,349 was paid as of June 30, 2007 and $332 was offset against goodwill as various employees did not satisfy conditions to receive their originally designated severance package. The acquisition was accounted for under the purchase method of accounting and the results of PCN’s operations were included in the consolidated financial statements commencing as of the closing date of the PCN acquisition. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $12,053, and consisted of the following components: “know how” and computer software valued at $870 which are being amortized over ten (10) years; customer relationships valued at $380 which are being amortized over ten (10) years; and goodwill of $10,803. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill is not being amortized.
PCN’s operating results from March 7, 2005, the date of acquisition, through June 30, 2005, are included in the accompanying consolidated financial statements. The unaudited pro forma results of operations of the Company and PCN, assuming the PCN acquisition had occurred as of the beginning of the fiscal year presented, would have been as follows:

Year ended June 30, 2005

Revenue	$855,624
Net income	$10,901
Net income available to common stockholders	$4,826
Net earnings per common share:
Basic	$1.06
Diluted	$0.91
Pro forma weighted-average number of common shares outstanding:
Basic	4,542
Diluted	11,983

The pro forma financial information above is presented for information purposes only. The pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of the acquired entity and do not reflect any cost savings or potential sales erosion that may result or may have resulted from the Company’s integration efforts.
Inteq. On April 1, 2004, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Inteq PBM, LP, a Texas limited partnership, The INTEQ-RX Group, LLP and certain other owners named therein (together with The INTEQ-RX Group, LLP, “Inteq”), pursuant to which the Company agreed to acquire certain assets of Inteq relating to their PBM business. The aggregate purchase price of Inteq was $31,500. In addition, the Company had agreed to pay earnouts to Inteq, as additional purchase price, up to $4,200 over a one-year period if certain financial and performance targets were achieved during the one-year period following the

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
closing. The Agreement required that the Company deposit $3,000 into escrow to cover the potential earnout payments to Inteq. Of this amount, $1,024 of additional consideration was earned and released from escrow, with the balance of $1,976 being returned to the Company. Funds for the Inteq acquisition were obtained out of proceeds from the New Mountain Transaction and the JPMorgan credit facility. See Note 3, “New Mountain Transaction” and Note 8, “Line of Credit” for more information.
The purchase price for the acquired assets of Inteq was $31,500 of which $29,640 was paid in cash at closing and $1,860 was paid in the form of a promissory note. In addition, there was $702 of acquisition related expenses incurred by the Company. Of the $29,640, $24,900 was paid to Inteq and $4,740 was deposited into escrow to secure Inteq’s indemnity obligations under the Agreement. The Company did not seek any indemnifications against Inteq and therefore released the $4,740 of escrow according to the terms of the Agreement.
At the time of the acquisition, Inteq had approximately $14,200 of assets, which included $4,134 of cash, $7,938 of accounts receivable, $2,041 of rebates receivable, $47 of other assets and $40 of property and equipment. They also had approximately $11,151 of liabilities, which included $11,138 of claims and accounts payable and $13 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of Inteq’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $29,153, and consisted of the following components: customer relationships valued at $1,800 which are being amortized over ten (10) years; and goodwill of $27,353. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill is not being amortized.
Ascend. On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy (“PPRX”), Portland Professional Pharmacy Associates (“PRXA”, and together with PPRX, “Specialty”, “Specialty Service”, “PPP” or “Ascend”) and the individual shareholders (the “PPP Shareholders”) to purchase all of the shares of PPP for $3,150. PPP provides specialty-pharmacy services in a broad range of areas, including women’s health, pediatric care, men’s health and transplant. Funds for the PPP acquisition were supplied by the Company’s JPMorgan credit facility. See Note 8, “Line of Credit” for more information. The Company has positioned PPP as a preferred provider with PPP’s target markets while focusing on the extension of their specialty services to the Company’s PBM division. In addition, the Company agreed to pay earnouts to the PPP Shareholders, as additional purchase price, up to $7,000 over a three-year period if the PPP business achieved certain financial targets. At the Company’s sole discretion, as much as 50% of the $7,000 could be paid in the form of the Company’s common stock. For the first year ended July 31, 2004, $716 was earned and was settled on September 15, 2004. Of this amount, $358 was paid in cash and $358 was paid in the form of the Company’s common stock (12,650 shares at $28.30 per share). For the second year ended July 31, 2005, $850 was earned and was settled on September 15, 2005. Of this amount, $425 was paid in cash and $425 was paid in the form of the Company’s common stock (17,127 shares at $24.84 per share). For the third year ended July 31, 2006, $931 was earned and was settled on September 30, 2006. Of this amount, $901 was paid in cash and $30 offset various legal fees paid by the Company on behalf of the former PPP Shareholders.
In addition to the $3,150 purchase price for PPP, there was $77 of acquisition related expenses incurred by the Company. At the time of the acquisition, PPP had approximately $1,664 of assets which included $177 of cash, $889 of accounts receivable, $539 of inventory, and $59 of property and equipment. PPP also had approximately $1,423 of liabilities, which included $609 of bank debt, which was paid off at closing and $814 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of PPP’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $2,986, and consisted of the following components: (i) customer relationships valued at $295 which are being amortized over seven (7) years; (ii) employment and non-compete agreements valued at $100 each which are being amortized over four (4) years; (iii) the Portland Professional Pharmacy trade name valued at $100 which is being amortized over four (4) years; and (iv) goodwill of $2,391. From the date of acquisition through June

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
30, 2007, goodwill has increased by $2,497, which represents the cumulative amount of earnouts earned by PPP. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill is not being amortized. For tax purposes the Company has made an election which will allow it to amortize the goodwill and other intangibles over fifteen years.
5. PROPERTY AND EQUIPMENT
Property and equipment, at cost, consists of the following:

			Estimated
June 30,	2007	2006	Useful Life

Equipment	$9,830	$9,687	3 to 5 years
Software	30,305	25,906	3 to 5 years
Leasehold improvements	5,352	5,269	Term of lease
Equipment acquired under capital leases	4,002	122	Term of lease
Software acquired under capital leases	521	—	Term of lease

	50,010	40,984
Accumulated depreciation and amortization	35,469	27,331

	$14,541	$13,653

Accumulated depreciation on equipment and software acquired under capital lease obligations was $2,025 and $109 as of June 30, 2007 and 2006, respectively.
Depreciation and amortization expense on property and equipment, including equipment and software acquired under capital leases, for the fiscal years ended June 30, 2007, 2006 and 2005 was $8,960, $6,482 and $5,264, respectively.
6. COMMITMENTS AND CONTINGENCIES
The Company leases office and warehouse space throughout the United States under various operating leases. The Company also leases pill dispensing and counting devices for use in Mail Service, as well as computer equipment for use in its various offices. Rental expense, including utilities, was $2,807, $3,070 and $2,858 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. The future minimum aggregate rental commitments under noncancelable operating leases, excluding renewal options, are as follows:

Year ending June 30,
2008	$3,295
2009	2,257
2010	1,396
2011	870
2012	693
Thereafter	1,314

$9,825

In addition, the Company rented two houses from Living In Style, LLC, an entity partially owned by a former executive officer of the Company and a former Chairman of the Board, which were used for out-of-town employees. Pursuant to leases dated May 1, 2002 which expired April 30, 2007, the Company paid an aggregate of $128, $147 and $140 in rent for these two facilities during the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Upon their expiration, the Company did not renew the lease for these two houses.
The Company is currently involved in various legal proceedings and other disputes with third parties that arise from time to time in the ordinary course of business. The Company has considered these proceedings

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims, the range of possible settlements, advice from outside counsel, and management’s strategy with regard to the settlement of such claims or defense against such claims.
The Company has an agreement with an unrelated third party that may be risk-bearing in nature. As of June 30, 2007, the Company has not done any business in relation to this agreement.
7. GOODWILL AND INTANGIBLE ASSETS
The following is a summary of the Company’s goodwill and other intangible assets:

	PBM(1)	Specialty(2)	Total
Goodwill:
Balance as of June 30, 2006	$94,526	$4,793	$99,319
Specialty additional consideration earned	—	95	95

Balance as of June 30, 2007	$94,526	$4,888	$99,414

	June 30, 2007			June 30, 2006
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Intangible assets:
PBM (1)	$7,034	$4,619	$2,415	$6,679	$3,919	$2,760
Specialty (2)	595	459	136	595	342	253

Total	$7,629	$5,078	$2,551	$7,274	$4,261	$3,013

(1)	Primarily comprised of the excess acquisition costs over the fair value of the net tangible and identifiable assets acquired by the Company, which has been allocated to goodwill and intangible assets. The goodwill also includes any earnouts earned in conjunction with the acquisitions. The intangible assets consist primarily of customer relationships. See Note 4, “Business Acquisitions” for more information.

(2)	Represents the Specialty Service segment primarily reflecting the excess of the Ascend purchase price over the net tangible and identifiable assets acquired, which has been allocated to goodwill and intangible assets. The goodwill also includes any earnouts earned in conjunction with the acquisition. The change in goodwill from June 30, 2006 to June 30, 2007 is the result of final adjustments to the earnout in connection with the Ascend acquisition. The intangible assets consist primarily of customer relationships and employment agreements. See Note 4, “Business Acquisitions” for more information.
The weighted average useful life of all intangible assets subject to amortization is approximately 80 months for PBM acquired intangible assets and approximately 35 months for the Specialty Service acquired intangible assets. Amortization expense of intangible assets was $816, $988 and $1,037 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.
As of June 30, 2007, $82,021 of the Company’s goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
Future amortization expense for intangible assets existing at June 30, 2007 is expected to be as follows during the next five fiscal years: 2008—$471; 2009—$466; 2010—$357; 2011—$309; and 2012—$305.
8. LINE OF CREDIT
On January 28, 2005, the Company and certain of its subsidiaries entered into a five-year $65,000 line of credit with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. (“JPMorgan”). Subject to certain conditions including the consent of the existing lenders, the line of credit (the “credit facility”) may be increased by an aggregate of $35,000.
Depending on the timing and dollar amount of each loan request, the Company will either borrow at a spread above LIBOR, the overnight Federal Funds rate or JPMorgan’s prime rate. The initial spread was 1.75% for LIBOR and Federal Funds loans and 0.75% for prime rate loans. As of June 30, 2007, the spread was 1.50% for LIBOR and Federal Funds loans and 0.50% for prime rate loans. In addition, the Company incurs a fee on the unutilized portion of its line of credit. As of June 30, 2007, this fee, as defined in the credit facility, was 0.375%.
The credit facility is secured by the Company’s consolidated assets. The credit facility requires the Company to be in compliance with financial and other covenants. The three defined financial covenants include: consolidated net worth; consolidated fixed charge ratio; and consolidated debt to EBITDA ratio. The Company was in compliance with all covenants as set forth in the credit facility as of June 30, 2007. Although the Company has a $65,000 revolving credit facility, it currently cannot borrow the full amount under this credit facility and it may be limited, or unable, to borrow under this credit facility in the future. As of June 30, 2007, the Company was able to borrow approximately $39,000 under the credit facility. If the Company is in compliance with the consolidated fixed charge ratio, it can then borrow up to 2.5 times the Company’s consolidated EBITDA for the preceding twelve months less consolidated debt, as defined in the credit facility.
As of and for the fiscal year ended June 30, 2007, the Company had no outstanding borrowings under its line of credit.
The Company has a $250 irrevocable letter of credit which the Company has granted in favor of one of its customers to secure any indemnity obligations that may arise during the term of the customer agreement. The irrevocable letter of credit is cancellable upon the termination of the customer agreement. As of June 30, 2007, no amounts were drawn down under this letter of credit.
9. CAPITAL LEASE OBLIGATIONS
The Company leases office equipment and computer software under various capital leases. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capital lease obligation in the accompanying consolidated balance sheet. The future minimum capital lease payments are as follows:

Year ending June 30,
2008	$1,075
2009	823
2010	613
2011	91
2012	34

Total minimum lease payments	2,636
Amount representing interest	(161)

Present value of net minimum lease payments	2,475
Current portion	(989)

Total long-term portion	$1,486

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
10. SEGMENT REPORTING
As of June 30, 2007, the Company has two reportable segments, PBM and Specialty Service. The PBM segment includes the sale of traditional prescription drugs to the Company’s customers and their participants, either through the Company’s nationwide network of pharmacies or the Company’s Mail Service pharmacy. The Specialty Service segment includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases.
The chief operating decision maker assesses the Company’s performance of its operating segments through their gross profit, defined as segment revenue less segment cost of claims. Selling, general and administrative expenses are reported as corporate expenses. In addition, interest and other income and interest expense are reported within the corporate category.
The following tables present selected financial information about the Company’s reportable segments.

		Specialty	Intersegment
Year ended June 30, 2007	PBM	Pharmacy	Elimination	Corporate	Total

Revenue	$653,485	$56,027	$(30,431)	$—	$679,081
Cost of claims	569,390	48,987	(26,611)	—	591,766

Gross profit	84,095	7,040	(3,820)	—	87,315
Selling, general and administrative expenses	—	—	—	87,481	87,481
Interest and other income	—	—	—	1,972	1,972
Interest expense	—	—	—	(516)	(516)

Income before provision for income taxes	—	—	—	—	1,290
Provision for income taxes	—	—	—	—	1,198

Net income	—	—	—	—	$92

Total identifiable assets	$243,657	$97,530	$(88,098)	—	$253,089

		Specialty	Intersegment
Year ended June 30, 2006	PBM	Pharmacy	Elimination	Corporate	Total

Revenue	$839,991	$44,180	$(21,318)	$—	$862,853
Cost of claims	751,677	38,505	(18,695)	—	771,487

Gross profit	88,314	5,675	(2,623)	—	91,366
Selling, general and administrative expenses	—	—	—	75,852	75,852
Interest and other income	—	—	—	1,471	1,471
Interest expense	—	—	—	(313)	(313)

Income before provision for income taxes	—	—	—	—	16,672

Provision for income taxes	—	—	—	—	7,015

Net income	—	—	—	—	$9,657

Total identifiable assets	$263,274	$40,717	$(31,838)	—	$272,153

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)

		Specialty	Intersegment
Year ended June 30, 2005	PBM	Pharmacy	Elimination	Corporate	Total

Revenue	$781,360	$28,898	$(9,666)	$—	$800,592
Cost of claims	697,528	24,647	(8,292)	—	713,883

Gross profit	83,832	4,251	(1,374)	—	86,709
Selling, general and administrative expenses	—	—	—	67,786	67,786
Interest and other income	—	—	—	2,099	2,099
Interest expense	—	—	—	(610)	(610)

Income before provision for income taxes	—	—	—	—	20,412
Provision for income taxes	—	—	—	—	8,031

Net income	—	—	—	—	$12,381

Total identifiable assets	$276,235	$8,721	$(1,025)	—	$283,931
11. STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLAN
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
The maximum number of shares of common stock issuable over the term of the Plan is limited to 4,850,000 shares plus an indeterminable number of shares of common stock issuable upon the exercise of “reload options.” There are no options outstanding that contain the “reload” provision. The Plan permits the granting of stock options, stock grants, stock units and stock appreciation rights to employees (including employee directors and officers) and consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Options granted under the Plan have an exercise price of at least 100% of the fair market value of the underlying stock, or 110% in the case of an individual who owns more than 10% of the combined voting power of all classes of stock of the Company on the grant date. Options granted under the Plan generally vest over a three or four year period. As of June 30, 2007, there are 1,115,107 options issuable under the Plan.
Upon adoption of SFAS 123R, the Company changed its method of valuation for share-based awards granted to a lattice-binomial option-pricing model (“lattice-binomial model”) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the expected life of the awards, and actual and projected stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
The weighted-average fair value of stock options granted during the fiscal years ended June 30, 2007, 2006 and 2005 was $8.00, $16.78 and $16.26, respectively. The weighted-average assumptions utilized for stock options granted during the fiscal years presented below are as follows:

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)

Year ended June 30,	2007	2006	2005

Expected dividend yield	—	—	—
Risk-free interest rate	4.9%	5.1%	3.4%-4.4%
Expected volatility	49.7%-58.2%	54.0%-69.5%	70.8%-74.4%
Expected life (years)	5.5	5.5 - 7.0	6.9
Post-vesting terminations	1.0%	1.0%	—
Sub-optimal exercise factor	3.8	4.0	—
Summarized information related to stock option activity is as follows:

			Weighted-
			Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic
	Options	Exercise Price	Term (in years)	Value

Outstanding at June 30, 2006	1,510,556	$22.60
Cancelled/forfeited	(522,436)	22.64
Granted	380,540	14.27
Exercised	(224,524)	10.33

Outstanding at June 30, 2007	1,144,136	$22.22	6.22	$1,204

Exercisable at June 30, 2007	484,477	$23.34	4.41	$648

The total intrinsic value of options exercised during the fiscal years ended June 30, 2007, 2006 and 2005 was $1,273, $1,389 and $6,078, respectively. The total fair value of shares vested during the fiscal years ended June 30, 2007, 2006 and 2005 was $4,332, $2,552 and $2,242, respectively. The Company expects the majority of outstanding nonvested options to vest. The total number of in-the-money options exercisable as of June 30, 2007 was 120,251.
Nonvested stock option activity for the fiscal year ended June 30, 2007 is as follows:

		Weighted-Average
	Number of	Grant Date Fair
	Options	Value

Nonvested at June 30, 2006	1,036,724	$16.27
Granted	380,540	8.00
Vested	(285,192)	15.19
Cancelled/forfeited	(472,413)	14.33

Nonvested at June 30, 2007	659,659	$11.60

As of June 30, 2007, there was $4,943 of total unrecognized compensation related to outstanding stock options. That cost is expected to be recognized over a weighted-average period of 32 months.
Pursuant to an agreement dated February 23, 2007 (“Chairman Agreement”), Thomas W. Erickson was appointed the Company’s Chairman of the Board of Directors. On March 12, 2007, the Company granted Thomas W. Erickson an option to acquire 100,000 shares of the Company’s common stock with an exercise price of $14.02 per share (the closing price of the Company’s common stock on March 12, 2007). Except as specifically provided for in the stock option agreement, the option vests and becomes exercisable upon the satisfaction of the following two conditions: (i) Thomas W. Erickson shall have been a director of the Company through at least February 23, 2008 (the “First Anniversary”) or Thomas W. Erickson shall have resigned at the request of the Board of Directors or have been involuntarily terminated on or prior to the First Anniversary and (ii) a change in control (as defined in the Chairman Agreement) shall have occurred. The option immediately vests upon a change in control prior to the First Anniversary. The option expires on the tenth anniversary of the stock option agreement. This option has both service and performance conditions as

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
defined in SFAS 123R. In accordance with the provisions of SFAS 123R, recognition of stock compensation expense will be deferred until when/or if a change of control is consummated.
Restricted Stock Grant Plan
In October 2004, the Company’s board of directors approved the adoption of the Company’s Amended and Restated 2000 Restricted Stock Grant Plan (the “Stock Grant Plan”), under which 700,000 shares of the Company’s common stock have been reserved for issuance. The Stock Grant Plan provides for the issuance of shares of restricted stock or restricted stock units that are subject to both standard restrictions on the sale or transfer of such shares and/or restrictions that the Company’s board of directors may impose, such as restrictions relating to length of service, corporate performance or other restrictions. All restricted stock and restricted stock unit awards are settled in shares of the Company’s common stock. No restricted stock units have been granted under the Stock Grant Plan.
All restricted stock awards issued under the Stock Grant Plan are valued at the closing market value of the Company’s common stock on the date of grant. The fair value of the restricted stock award is expensed on a straight-line basis over the requisite service period. During the fiscal years ended June 30, 2007 and 2006, stock-based compensation expense related to restricted stock awards was $55 and $84, respectively.
Summarized information related to restricted stock awards is as follows:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value

Outstanding at June 30, 2006	20,400	$26.99
Granted	61,330	15.02
Vested	—	—
Cancelled/forfeited	(39,190)	21.62

Outstanding at June 30, 2007	42,540	$19.75	$840

The weighted-average fair value of restricted stock awards granted during the fiscal years ended June 30, 2007 and 2006 was $15.02 and $26.99, respectively. Restricted stock was not granted during the fiscal year ended June 30, 2005. As of June 30, 2007, no restricted stock awards were converted into shares of the Company’s common stock.
As of June 30, 2007, there was $573 of total unrecognized compensation related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 40 months. During the fiscal years ended June 30, 2007 and 2006, no restricted stock awards vested. The Company expects the majority of the nonvested restricted stock awards to vest.
Employee 401(k) Plan
The Company sponsors the National Medical Health Card Systems, Inc. 401K Employee Savings Plan (the “Plan”) to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible employees.
Employees can contribute up to 60% of their annual compensation to the Plan. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches employee contributions up to 100% of the first 2.5% of eligible earnings that are contributed by employees. All matching contributions vest over a five-year period. The Company’s matching contributions to the Plan totaled $460, $491 and $350 during the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
In addition, the Plan provides for discretionary contributions as determined by the Company. There were no discretionary contributions made during fiscal 2007, 2006 or 2005.
12. RELATED PARTY TRANSACTIONS
The Company received certain services from a former Chairman of the Board, James Bigl, pursuant to a consulting agreement signed at the end of his employment with the Company. James Bigl resigned as Chairman of the Board on March 13, 2006 but the consulting agreement continued until August 31, 2006. During the fiscal years ended June 30, 2007, 2006 and 2005, $21, $125 and $125 were paid under this agreement, respectively. During the fiscal year ended June 30, 2007, the Company also paid $5 of legal fees on behalf of James Bigl.
The Company had historically entered into various verbal and written agreements with Sandata Technologies, Inc. (“Sandata”) and its wholly owned subsidiaries. Bert E. Brodsky, a former Chairman of the Board of the Company, is a principal stockholder of Sandata. Sandata provides computerized data processing services and custom software and programming services.
For the fiscal year ended June 30, 2005, certain general, administrative and other expenses reflected in the consolidated financial statements include allocations of certain corporate expenses from affiliates which take into consideration personnel, estimates of the time spent to provide services or other appropriate bases. These allocations include services and expenses for information systems maintenance, financial consulting, employee benefits administration, legal communications and other miscellaneous services.
Management believes the foregoing allocations were made on a reasonable basis. Although these allocations do not necessarily represent the costs which would have been or may be incurred by the Company on a stand-alone basis, management believes that any variance in costs would not be material.
General and administrative expenses related to transactions with affiliates included in the Company’s consolidated statements of income are:

Year ended June 30,	2007	2006	2005

Management and consulting fees (a)	$21	$125	$171
Administrative, accounting services and supplies (b)	5	—	198
Rent and utilities (c)	128	147	961

	$154	$272	$1,330

(a)	The Company incurred fees to certain other affiliated companies for various management and consulting services.

(b)	A company affiliated by common ownership provided the Company with various administrative, legal and accounting services.

(c)	See Note 6, “Commitments and Contingencies”, for additional information regarding leases with related parties. For fiscal 2007, 2006 and 2005, the Company leased its corporate headquarters from an affiliate of Bert E. Brodsky, the Company’s former Chairman of the Board.
13. SUPPLEMENTAL CASH FLOW INFORMATION

Year ended June 30,	2007	2006	2005

Cash paid:
Interest	$270	$403	$567
Income taxes	$450	$1,099	$2,825

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
During the fiscal year ended June 30, 2007, the Company financed $89 for the acquisition of MPP through its trade payables. In addition, as of June 30, 2007, the Company financed $5,118 of capital expenditures through capital lease obligations. On July 3, 2007, the Company paid $1,396 of dividends on the series A preferred stock for the quarter ended June 30, 2007.
14. INCOME TAXES
The Company’s provision (benefit) for federal and state income taxes consists of the following:

Year ended June 30,	2007	2006	2005

Current:
Federal	$104	$4,474	$4,237
State	(110)	954	882

	(6)	5,428	5,119

Deferred:
Federal	1,140	1,272	1,704
State	64	315	1,208

	1,204	1,587	2,912

Total	$1,198	$7,015	$8,031

The net tax benefits from stock options was $372, $3,029 and $5,625 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively, and was reflected as an increase to additional paid-in capital in the Company’s consolidated statement of stockholders’ equity.
Differences between the federal statutory rate and the Company’s effective tax rate are as follows:

Year ended June 30,	2007	2006	2005

Federal statutory rate	34.0%	34.0%	34.0%
Stock-based compensation	45.9	3.5	—
State taxes — net of federal tax benefit	(8.2)	5.8	5.3
Permanent differences	7.6	0.5	0.6
Adjustment for prior year taxes	13.6	—	—
Other, net	—	(1.7)	(0.6)

Effective tax rate	92.9%	42.1%	39.3%

The Company’s effective tax rate increased to 92.9% for the fiscal year ended June 30, 2007 as compared to 42.1% for the fiscal year ended June 30, 2006. The increase in the effective tax rate primarily resulted from lower pre-tax income combined with the effects of expensing stock options in accordance with SFAS 123R, offset by a $439 reversal of a prior state tax reserve as the related statute of limitations expired during the fiscal year ended June 30, 2007.
The tax effects of temporary differences which give rise to significant portions of deferred tax assets and liabilities at June 30, 2007 and 2006 are as follows:

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)

June 30,	2007	2006

Allowance for doubtful accounts	$898	$833
Management severance accrual	482	—
Vacation expense accrual	193	134
Acquisition related severance and restructuring	109	448
Accrued liabilities	231	863

Net deferred tax assets	$1,913	$2,278

June 30,	2007	2006

Stock-based compensation	$1,318	$518
NOL carryforwards	362	612
Excess tax depreciation	(2,310)	(2,430)
Excess tax amortization	(8,624)	(6,612)
Accrued liabilities	474	128

Net deferred tax liabilities	$8,780	$7,784

Under SFAS No. 109, “Accounting for Income Taxes”, the Company is required to record a valuation allowance against a deferred tax asset for the future tax benefits of tax loss and tax credit carryforwards, as well as for other temporary differences, if it is more likely than not that the Company will not be able to utilize the deferred tax asset to offset future taxes. The Company evaluates the realizability of the deferred tax assets and the need for a valuation allowance on a quarterly basis. As of June 30, 2007, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets and that a valuation allowance against its deferred tax assets is not necessary.
As of June 30, 2007, the Company had net operating loss carryforwards for state and federal income tax purposes of $10,736, varying amounts of which will expire in subsequent years through 2027.
15. MANAGEMENT CHANGES
In May 2007, the Company took steps to execute a series of management changes which included the termination of various members of the Company’s management. As of June 30, 2007, $1,938 of one-time termination benefits were incurred in connection with these and other management changes, which is included within selling, general and administrative expenses of the PBM segment. Of this amount, $17 was paid as of June 30, 2007.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
($ in thousands)
Allowance for Doubtful Accounts Receivable:

		Additions
	Balance at	Charged to				Balance
	Beginning	Costs and		Other		at End
Description	of Year	Expense (a)	Write-offs	Changes		of Year

Year ended June 30, 2005	$2,312	$651	$(1,016)	$260	(b)	$2,207
Year ended June 30, 2006	$2,207	$200	$(42)	$(104	) (c)	$2,261
Year ended June 30, 2007	$2,261	$2,080	$(2,004)	—		$2,337

(a)	Charged to bad debts

(b)	Includes a $6 opening reserve balance of acquisition, a reclassification to increase Specialty Service’s accounts receivable balance by $254, and the allowance for doubtful accounts by $254. The reclassification was made to adjust the presentation of a valuation reserve that had previously been netted against the gross accounts receivable. There was no impact to net accounts receivable due to this reclassification.

(c)	Primarily includes a reclassification to increase Specialty Service’s accounts receivable balance by $150 and the allowance for doubtful accounts by $150. The reclassification was made to adjust the presentation of a valuation reserve that had previously been netted against the gross accounts receivable. There was no impact to net accounts receivable due to this reclassification.
 S-1