Form 10-Q
period 2007-09-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2007-11-08
CIK 813562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___________ to ____________
Commission file number 000-26749
NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2581812
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

26 Harbor Park Drive,
Port Washington, NY	11050
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (516) 605-6625
N/A

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
     Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: The registrant had 5,525,137 shares of common stock issued and outstanding as of November 6, 2007.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

Forward Looking Statements
This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the Company, its business future financial results of the pharmacy benefit management (“PBM”) and specialty pharmacy industries and other legal, regulatory and economic developments. We use words such as “may,” “could,” “estimate,” “believe,” “anticipate,” “intend,” “expect” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include risks relating to pricing, competition in the bidding and proposal process, our ability to consummate contract negotiations with prospective customers, dependence on key members of management, government regulation, acquisitions and affiliations, the market for PBM services and other factors.
The foregoing factors are not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in our Annual Report on Form 10-K and other documents filed from time to time with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	September 30,	June 30,
	2007	2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$625	$705
Restricted cash	19,220	19,276
Accounts receivable, net	62,947	62,465
Rebates receivable	35,107	42,417
Inventory	6,614	6,250
Prepaid expenses and other current assets	3,045	2,758
Deferred tax assets	2,091	1,913

Total current assets	129,649	135,784
Property and equipment, net	13,641	14,541
Intangible assets, net	2,428	2,551
Goodwill	99,414	99,414
Other non-current assets	551	799

Total Assets	$245,683	$253,089

Liabilities, Redeemable Preferred Equity and Common Stockholders’ Equity
Current Liabilities:
Claims payable to pharmacies	$62,479	$59,508
Rebates payable to customers	41,529	45,668
Trade and other payables and accrued expenses	15,374	19,804
Current portion of capital lease obligations	1,002	989
Customer deposits payable	12,066	12,244
Other current liabilities	209	954

Total current liabilities	132,659	139,167
Capital lease obligations, less current portion	1,453	1,486
Other non-current liabilities	1,103	1,330
Deferred tax liabilities	8,790	8,780

Total liabilities	144,005	150,763

Commitments and Contingencies
Redeemable Preferred Equity:
Series A redeemable convertible preferred stock $.10 par value; 15,000,000 shares authorized, 6,956,522 issued and outstanding, aggregate liquidation preference of $81,396,167	76,933	76,813
Common Stockholders’ Equity:
Common Stock, $.001 par value; 35,000,000 shares authorized, 10,164,125 and 10,158,221 shares issued, 5,524,225 and 5,518,321 outstanding, respectively	10	10
Additional paid-in capital	133,741	133,120
Accumulated deficit	(57,127)	(55,738)
Treasury stock at cost, 4,639,900 shares	(51,879)	(51,879)

Total common stockholders’ equity	24,745	25,513

Total Liabilities, Redeemable Preferred Equity and Common Stockholders’ Equity	$245,683	$253,089

The accompanying condensed notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share data)
(UNAUDITED)

	Fiscal Quarters Ended
	September 30,	September 30,
	2007	2006
Revenue (excludes participant co-payments retained by the pharmacies of $52,388 and $74,634, respectively)	$164,907	$188,713
Cost of claims (excludes participant co-payments retained by the pharmacies of $52,388 and $74,634, respectively)	145,243	166,512

Gross profit	19,664	22,201
Selling, general and administrative expenses	21,563	19,836

Operating (loss) income	(1,899)	2,365

Other income (expense):
Interest expense	(101)	(149)
Interest income	571	432
Other income, net	2	12

	472	295
(Loss) income before (benefit) provision for income taxes	(1,427)	2,660
(Benefit) provision for income taxes	(158)	1,249

Net (loss) income	$(1,269)	$1,411

Redeemable convertible preferred stock cash dividends	—	1,412
Accretion of transaction expenses	120	120

Net loss available to common stockholders	$(1,389)	$(121)

Loss per common share:
Basic	$(0.25)	$(0.02)
Diluted	$(0.25)	$(0.02)
Weighted-average shares outstanding:
Basic	5,522	5,375

Diluted	5,522	5,375

The accompanying condensed notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at June 30, 2007	10,158	$10	$133,120	$(55,738)	4,640	$(51,879)	$25,513
Accretion of transaction expenses related to preferred stock offering	—	—	—	(120)	—	—	(120)
Exercise of stock options	2	—	14	—	—	—	14
Issuance of common stock for consulting services	4	—	63	—	—	—	63
Stock option income tax benefit	—	—	27	—	—	—	27
Stock-based compensation	—	—	517	—	—	—	517
Net loss	—	—	—	(1,269)	—	—	(1,269)

Balances at September 30, 2007	10,164	$10	$133,741	$(57,127)	4,640	$(51,879)	$24,745

The accompanying condensed notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Fiscal Quarters Ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,269)	$1,411
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,021	2,276
Issuance of common stock for consulting services	63	—
Stock-based compensation expense	517	1,024
Amortization of deferred gain	—	(12)
Amortization of deferred financing costs	28	28
Loss on impairment of capital assets	95	—
Provision for doubtful accounts	(192)	669
Deferred income tax (benefit) provision	(168)	672
Excess tax benefit from exercise of stock options	(4)	—
Net changes in assets and liabilities:
Restricted cash	56	2,074
Accounts receivable, net	(290)	(6,306)
Rebates receivable	7,310	5,857
Inventory	(364)	(722)
Prepaid expenses and other current assets	(287)	(3,051)
Other non-current assets	220	20
Claims payable to pharmacies	2,971	(1,796)
Rebates payable to customers	(4,139)	681
Trade and other payables and accrued expenses	(4,449)	(2,810)
Customer deposits payable	(178)	—
Other current liabilities	(718)	3,412
Other non-current liabilities	(227)	95

Net cash provided by operating activities	996	3,522

Cash flows from investing activities:
Capital expenditures	(836)	(1,178)
Acquisition of PPP	—	(901)
Acquisition of MPP	—	(100)
Proceeds from sale of capital assets	—	5

Net cash used in investing activities	(836)	(2,174)

Cash flows from financing activities:
Proceeds from exercise of stock options	14	1,616
Excess tax benefit from exercise of stock options	4	—
Repayments of capital lease obligations	(258)	(1,165)

Net cash (used in) provided by financing activities	(240)	451

Net (decrease) increase in cash and cash equivalents	(80)	1,799
Cash and cash equivalents at beginning of period	705	8,410

Cash and cash equivalents at end of period	$625	$10,209

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. In the opinion of the Company’s management, all adjustments, which include adjustments of a normal recurring nature necessary for a fair statement of the financial position, results of operations and cash flows at the dates and for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 2007 included in the Company’s Annual Report on Form 10-K.
2. RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARD
On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step evaluation process for tax positions taken, or expected to be taken, in a tax return. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position. The Company does not have any unrecognized tax benefits and has not recognized any interest or penalties on the consolidated statements of income for the periods presented. The Company’s continuing practice is to record any interest or penalties related to tax positions in selling, general and administrative expenses in its consolidated statements of income. The Company files income tax returns in the U.S. federal jurisdiction and various states. There is currently an Internal Revenue Service (“IRS”)

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

examination in process for the fiscal years ended June 30, 2006 and 2005. The examination is in the beginning stages and no projections as to the outcome can be made at this time. The Company is no longer subject to U.S. federal income tax examinations by the IRS and most state and local authorities for fiscal tax years ended prior to July 1, 2003. Certain state authorities may subject the Company to examination for fiscal tax years ended June 30, 2003.
3. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 is effective for fiscal years that begin after November 15, 2007 which for the Company is July 1, 2008 and will be applied prospectively. The Company is currently evaluating the impact SFAS No. 157 will have on its consolidated financial statements and is not yet in a position to determine what, if any, effects SFAS No. 157 will have on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007 which for the Company is July 1, 2008 and will be applied prospectively. The Company is currently evaluating the impact SFAS No. 159 will have on its consolidated financial statements and is not yet in a position to determine what, if any, effects SFAS No. 159 will have on the consolidated financial statements.
4. MEDICARE PRESCRIPTION DRUG PLAN SPONSOR
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
In order for NMHC Group Solutions to maintain its risk-bearing licensures in the various states, it must fulfill statutory, capital and surplus requirements. NMHC Group Solutions currently maintains $5,223 in a cash account to fulfill such requirements. NMHC Group Solutions has obtained licensure in its domicile state, Delaware, and in eight additional states to operate as a risk-bearing entity under Medicare Part D. As of September 30, 2007, NMHC Group Solutions had $100 in escrow for the protection of Delaware policyholders and an additional $600 in Delaware accounts set aside to fulfill other state deposit requirements. CMS also requires that NMHC Group Solutions maintain $100 in a restricted escrow account for the benefit of policyholders to comply with insolvency requirements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

NMHC Group Solutions does not intend to continue to provide its PDP to individual enrollees as of January 1, 2008. CMS has acknowledged NMHC Group Solutions intent to provide the PDP Medicare benefits solely to employer groups. In addition, effective January 1, 2008, NMHC Group Solutions will only be providing non-risk bearing Medicare benefits to employer groups that will directly reimburse them for any prescription drug costs. NMHC Group Solutions does not intend to offer its PDP to employer groups in instances where it could be subject to risk. This change in PDP offerings may allow NMHC Group Solutions to decrease the statutory, capital and surplus amounts maintained in its restricted cash accounts and to no longer be subject to state licensure requirements in the majority of the 50 states and territories, other than in its domicile state of Delaware.
5. NEW MOUNTAIN TRANSACTION
The Company entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the “purchase agreement”). Pursuant to the purchase agreement, the Company agreed, subject to various conditions, to issue to New Mountain Partners, L.P. a total of 6,956,522 shares of series A redeemable convertible preferred stock (the “series A preferred stock”) at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80,000. On March 19, 2004, the Company completed the sale of the series A preferred stock to New Mountain Partners, L.P. and used approximately $49,000 of the proceeds of the sale of the series A preferred stock to purchase, pursuant to a tender offer, 4,448,900 shares of the Company’s outstanding common stock at $11.00 per share (collectively, the “New Mountain Transaction”). Prior to the closing of the New Mountain Transaction, Bert E. Brodsky, a former chairman of the Board of Directors, and certain stockholders related to him, held (assuming the exercise of options and warrants to acquire 330,000 shares of the Company’s common stock held by Mr. Brodsky, which occurred in April 2004), in the aggregate, approximately 59% of the Company’s outstanding common stock and had agreed to tender 4,448,900 shares, or approximately 54% of the Company’s outstanding common stock, held by them, into the tender offer. No other stockholders tendered shares in the offer.
Following the completion of the tender offer, and the exercise of the options and warrants held by Mr. Brodsky, which occurred in April 2004, New Mountain Partners, L.P. owned securities at March 19, 2004 that were initially convertible into approximately 64% of the Company’s issued and outstanding common stock and prior to conversion of the series A preferred stock were entitled to cast that number of votes that is equal to approximately 60% of the Company’s aggregate voting power. Following the closing of the New Mountain Transaction, New Mountain Partners, L.P. was entitled to and did nominate and elect 60% of the members of the Company’s Board of Directors.
The Company used the remaining proceeds from the issuance and sale of the series A preferred stock of approximately $24,000, excluding expenses related to the closing of the New Mountain Transaction, for the acquisition of Inteq PBM, L.P., The INTEQ-RX Group, LLP and certain other owners named therein (collectively “Inteq”) and for working capital purposes.
The series A preferred stock provides for an initial annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary of issuance. Initially, the series A preferred stock was convertible into common stock at a price of $11.50 per share of common stock, or an aggregate of 6,956,522 shares of the Company’s common stock. Subject to certain conditions, the liquidation value of the series A preferred stock is the greater of $11.50 per share plus all unpaid dividends, whether or not declared, or the amount that would be payable to a holder of the series A preferred stock if the series A preferred stock was converted into common stock immediately prior to the liquidation. In September 2007, the Company’s Board of Directors determined to not pay a dividend on the series A preferred stock for the fiscal quarter ended September 30, 2007. Accordingly, the liquidation value of the series A preferred stock increased by $1,397 and the number of shares of common stock into which the preferred stock may convert increased by 121,406.
After March 19, 2008, if the Company’s common stock is trading at or above a stated level, and subject to the satisfaction of other conditions, the Company may, at its option, redeem shares of the series A preferred stock

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

at a price equal to its reported value on the Company’s consolidated balance sheet plus all unpaid dividends, whether or not declared. After March 19, 2011, the Company may, at its option, redeem shares of series A preferred stock at a price equal to $11.50 per share plus all unpaid dividends, whether or not declared. After March 19, 2014, each holder of shares of series A preferred stock may require the Company to redeem all or a part of that holder’s shares of series A preferred stock at a price equal to $11.50 per share plus all unpaid dividends, whether or not declared.
Upon the closing of the New Mountain Transaction, the Company recorded a non-recurring, non-cash charge to net income available to holders of the Company’s common stock for a beneficial conversion feature related to the series A preferred stock. Such non-cash charge reflected the difference between the fair market value of the Company’s common stock on the date of the closing of the New Mountain Transaction ($24.00 per share as of March 19, 2004) and the effective conversion price of $11.29 (after deducting the closing payment of $1,450 payable to New Mountain Partners, L.P.) multiplied by 6,956,522, the number of shares of the Company’s common stock into which the series A preferred stock held by New Mountain Partners, L.P. is convertible. The maximum amount of the beneficial conversion feature was limited to $80,000, which was the purchase price of the series A preferred stock.
6. BUSINESS ACQUISITIONS
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
Pharmaceutical Care Network. On March 7, 2005, the Company acquired all of the outstanding stock of Pharmaceutical Care Network (“PCN”), a California corporation, from the California Pharmacists Association (“CPhA”). PCN provided customary PBM services to corporations, HMO’s, insurance companies, third party administrators and union trusts. The aggregate purchase price of PCN was $13,000. In addition, the Company agreed to pay earnouts to CPhA, as additional purchase price, up to $30,000 over a three-year period if certain financial and performance targets are achieved. As of September 30, 2007, the financial and performance targets have not been achieved. The funds for the payment of the purchase price in connection with the PCN acquisition were obtained out of the Company’s working capital and the JPMorgan credit facility. See Note 8, “Line of Credit” for more information.
In addition to the $13,000 purchase price for the acquisition of PCN, there was $561 of acquisition related expenses incurred by the Company. Of the $13,000, $10,500 was paid to CPhA and certain of PCN’s current and former employees who participated in its Long Term Incentive Plan, and $2,500 was deposited into escrow to secure CPhA’s obligations under the purchase agreement. All escrow amounts securing CPhA’s obligations under the purchase agreement were released in accordance with the terms of the purchase agreement. At the time of the acquisition, PCN had approximately $30,942 of assets which included $16,711 of cash, $2,734 of restricted cash, $3,204 of accounts receivable, $6,090 of rebates receivable, $1,139 of other assets and $1,064 of property and equipment. They also had approximately $27,040 of liabilities which included $26,848 of claims and accounts payable, $97 of other current liabilities and $95 of other long-term liabilities. As a result of the PCN acquisition, $2,842 of severance and exit costs were accrued with $1,213 recorded as a deferred tax asset and $1,629 recorded as additional goodwill. Of this amount, $1,349 was paid as of September 30, 2007 and $332 was offset against goodwill as various employees did not satisfy conditions to receive their originally designated severance package. The acquisition was accounted for under the purchase method of accounting and the results of PCN’s operations were included in the consolidated financial statements commencing as of the closing date of the PCN acquisition. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $12,053, and consisted of the following components: “know how” and computer

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

software valued at $870 which are being amortized over ten (10) years; customer relationships valued at $380 which are being amortized over ten (10) years; and goodwill of $10,803. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) the goodwill is not being amortized.
Ascend. On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy (“PPRX”), Portland Professional Pharmacy Associates (“PRXA”, and together with PPRX, “Specialty”, “Specialty Service”, “PPP” or “Ascend”) and the individual shareholders (the “PPP Shareholders”) to purchase all of the shares of PPP for $3,150. PPP provides specialty-pharmacy services in a broad range of areas, including women’s health, pediatric care, men’s health and transplant. Funds for the PPP acquisition were supplied by the JPMorgan credit facility. See Note 8, “Line of Credit” for more information. The Company has positioned PPP as a preferred provider with PPP’s target markets while focusing on the extension of their specialty services to the Company’s PBM segment. In addition, the Company agreed to pay earnouts to the PPP Shareholders, as additional purchase price, up to $7,000 over a three-year period if the PPP business achieved certain financial targets. At the Company’s sole discretion, as much as 50% of the $7,000 could be paid in the form of the Company’s common stock. For the first year ended July 31, 2004, $716 was earned and was settled on September 15, 2004. Of this amount, $358 was paid in cash and $358 was paid in the form of the Company’s common stock (12,650 shares at $28.30 per share). For the second year ended July 31, 2005, $850 was earned and was settled on September 15, 2005. Of this amount, $425 was paid in cash and $425 was paid in the form of the Company’s common stock (17,127 shares at $24.84 per share). For the third year ended July 31, 2006, $931 was earned and was settled on September 30, 2006. Of this amount, $901 was paid in cash and $30 offset various legal fees paid by the Company on behalf of the former PPP Shareholders.
In addition to the $3,150 purchase price for PPP, there was $77 of acquisition related expenses incurred by the Company. At the time of the acquisition, PPP had approximately $1,664 of assets which included $177 of cash, $889 of accounts receivable, $539 of inventory, and $59 of property and equipment. PPP also had approximately $1,423 of liabilities, which included $609 of bank debt, which was paid off at closing and $814 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of PPP’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $2,986, and consisted of the following components: (i) customer relationships valued at $295 which are being amortized over seven (7) years; (ii) employment and non-compete agreements valued at $100 each which are being amortized over four (4) years; (iii) the Portland Professional Pharmacy trade name valued at $100 which is being amortized over four (4) years; and (iv) goodwill of $2,391. From the date of acquisition through September 30, 2007, goodwill has increased by $2,497, which represents the cumulative amount of earnouts earned by PPP. In accordance with SFAS No. 142, the goodwill is not being amortized. For tax purposes the Company has made an election which will allow it to amortize the goodwill and other intangibles over fifteen years.
7. GOODWILL AND INTANGIBLE ASSETS, NET
As of September 30, 2007 and June 30, 2007, the carrying amount of goodwill for the PBM and Specialty segments was $94,526 and $4,888, respectively. Goodwill is primarily comprised of the excess acquisition costs over the fair value of the net tangible and identifiable assets acquired by the Company, which has been allocated to goodwill. Goodwill also includes any earnouts earned in conjunction with the various business acquisitions. There has been no impairment of goodwill during the fiscal quarter ended September 30, 2007. As of September 30, 2007, $82,021 of the Company’s goodwill is deductible for income tax purposes on a straight-line basis over 15 years.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

The following is a summary of the Company’s intangible assets:

	September 30, 2007			June 30, 2007
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Intangible assets:
PBM (1)	$7,034	$4,725	$2,309	$7,034	$4,619	$2,415
Specialty (2)	595	476	119	595	459	136

Total	$7,629	$5,201	$2,428	$7,629	$5,078	$2,551

(1) Primarily comprised of the excess acquisition costs over the fair value of the net tangible and identifiable assets acquired by the Company, which has been allocated to intangible assets. The intangible assets consist primarily of customer relationships. See Note 6, “Business Acquisitions” for more information.
(2) Represents the Specialty Service segment primarily reflecting the excess of the Ascend purchase price over the net tangible and identifiable assets acquired, which has been allocated to intangible assets. The intangible assets consist primarily of customer relationships and employment agreements. See Note 6, “Business Acquisitions” for more information.
8. LINE OF CREDIT
On January 28, 2005, the Company and certain of its subsidiaries entered into a five-year $65,000 line of credit (the “credit facility”) with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. (“JPMorgan”).
The credit facility is secured by the Company’s consolidated assets. The credit facility requires the Company to be in compliance with financial and other covenants. The three defined financial covenants include: consolidated net worth; consolidated fixed charge ratio; and consolidated debt to EBITDA ratio. The Company was in compliance with all covenants as set forth in the credit facility, as amended, as of September 30, 2007. On September 30, 2007, the Company received an amendment and waiver to its credit facility with JPMorgan, to temporarily amend and waive certain relevant provisions of the credit facility. As a result of the amendment and waiver, among other things, (i) the Company is entitled to borrow up to $25,000 pursuant to the credit facility, (ii) the maturity date of the credit facility was accelerated to March 31, 2008, (iii) through the maturity date of the credit facility, the spread at which the Company can borrow is 2.25% above LIBOR and the Federal funds rate and 1.25% above JPMorgan’s prime rate, and the fee incurred by the Company on the unutilized portion of its credit facility is 0.50%.
As of September 30, 2007, the Company had no outstanding borrowings under its credit facility.
The Company has a $250 irrevocable letter of credit which the Company has granted in favor of one of its customers to secure any indemnity obligations that may arise during the term of the customer agreement. The irrevocable letter of credit is cancellable upon the termination of the customer agreement. As of September 30, 2007, no amounts were drawn down under this letter of credit.
9. SEGMENT REPORTING
The Company has two reportable segments, PBM and Specialty Service. The PBM segment includes the sale of traditional prescription drugs to the Company’s customers and their participants, either through the Company’s nationwide network of pharmacies or the Company’s Mail Service pharmacy. The Specialty Service segment primarily includes the sale of higher margin specialty pharmacy products and services for the treatment of chronic and potentially life-threatening diseases.
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
The following tables present selected financial information about the Company’s reportable segments.

		Specialty	Intersegment
Fiscal quarter ended September 30, 2007	PBM	Service	Elimination	Corporate	Total
Revenue	$158,901	$14,541	$(8,535)	$—	$164,907
Cost of claims	140,085	12,477	(7,319)	—	145,243

Gross profit	18,816	2,064	(1,216)	—	19,664
Selling, general and administrative expenses	—	—	—	21,563	21,563
Interest and other income	—	—	—	573	573
Interest expense	—	—	—	(101)	(101)

Loss before benefit from income taxes	—	—	—	—	(1,427)
Benefit from income taxes	—	—	—	—	(158)

Net loss	—	—	—	—	$(1,269)

Total identifiable assets	$235,638	$115,150	$(105,105)	—	$245,683

		Specialty	Intersegment
Fiscal quarter ended September 30, 2006	PBM	Service	Elimination	Corporate	Total
Revenue	$184,224	$10,162	$(5,673)	$—	$188,713
Cost of claims	162,589	8,884	(4,961)	—	166,512

Gross profit	21,635	1,278	(712)	—	22,201
Selling, general and administrative expenses	—	—	—	19,836	19,836
Interest and other income	—	—	—	444	444
Interest expense	—	—	—	(149)	(149)

Income before provision for income taxes	—	—	—	—	2,660
Provision for income taxes					1,249

Net income	—	—	—	—	$1,411

Total identifiable assets	$270,038	$50,981	$(41,527)	—	$279,492
10. EARNINGS PER SHARE
For the fiscal quarters ended September 30, 2007 and 2006, the number of weighted average shares used in the basic and diluted earnings per share (“EPS”) calculation is 5,521,842 and 5,374,751, respectively.
The Company reports EPS in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS are computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted EPS are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. For the fiscal quarters ended September 30, 2007 and 2006, all of the Company’s redeemable convertible preferred stock issued to New Mountain Partners, L.P. was excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. If the Company were to include the assumed conversion of redeemable convertible preferred stock and the outstanding options to purchase shares of common stock during the fiscal quarters ended September 30, 2007 and 2006, 6,956,522 equivalent shares of redeemable convertible preferred stock would have been added to the basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.

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
The maximum number of shares of common stock issuable over the term of the Plan is limited to 4,850,000 shares plus an indeterminable number of shares of common stock issuable upon the exercise of “reload options.” There are no options outstanding that contain the “reload” provision. The Plan permits the granting of stock options, stock grants, stock units and stock appreciation rights to employees (including employee directors and officers) and consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Options granted under the Plan have an exercise price of at least 100% of the fair market value of the underlying stock, or 110% in the case of an individual who owns more than 10% of the combined voting power of all classes of stock of the Company on the grant date. Options granted under the Plan generally vest over a three or four-year period. As of September 30, 2007, there are 1,261,491 shares of stock that are issuable pursuant to options granted under the Plan.
The Company did not grant any options during the fiscal quarter ended September 30, 2007. The weighted-average grant date fair value of employee stock options granted during the fiscal quarter ended September 30, 2006 was $8.07 using the lattice-binomial model with the following weighted-average assumptions:

Expected volatility	58.2%
Risk-free interest rate	4.73%
Expected dividend yield	0.0%
Expected life (years)	5.5 years
Post-vesting terminations	1.0%
Sub-optimal exercise factor	3.82
Summarized information related to stock option activity is as follows:

			Weighted-
			Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic
	Options	Exercise Price	Term (in years)	Value
Outstanding at June 30, 2007	1,144,136	$22.22	6.22	$1,204
Granted	—	—	—	—
Exercised	(1,561)	8.70	—	—
Cancelled/forfeited	(146,384)	22.76	—	—

Outstanding at September 30, 2007	996,191	$22.16	5.91	$90

Exercisable at September 30, 2007	433,182	$22.67	3.89	$90

The total intrinsic value of options exercised during the fiscal quarters ended September 30, 2007 and 2006 was $1 and $841, respectively. The total fair value of shares vested during the fiscal quarters ended September 30, 2007 and 2006 was $735 and $1,179, respectively. The Company expects the majority of outstanding nonvested options to vest.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

Nonvested stock option activity for the fiscal quarter ended September 30, 2007 is as follows:

		Weighted-Average
	Number of	Grant Date Fair
	Options	Value
Nonvested at June 30, 2007	659,659	$11.60
Granted	—	—
Vested	(62,024)	11.85
Cancelled/forfeited	(34,626)	11.45

Nonvested at September 30, 2007	563,009	$11.59

As of September 30, 2007, there was $4,195 of total unrecognized compensation related to outstanding nonvested stock options. That cost is expected to be recognized over a weighted-average period of 29 months.
Pursuant to an agreement dated February 23, 2007 (“Chairman Agreement”), Thomas W. Erickson was appointed the Company’s Chairman of the Board of Directors. On March 12, 2007, the Company granted Mr. Erickson an option to acquire 100,000 shares of the Company’s common stock with an exercise price of $14.02 per share (the closing price of the Company’s common stock on March 12, 2007). Except as specifically provided for in the stock option agreement, the option vests and becomes exercisable upon the satisfaction of the following two conditions: (i) Mr. Erickson shall have been a director of the Company through at least February 23, 2008 (the “First Anniversary”) or Mr. Erickson shall have resigned at the request of the Board of Directors or have been involuntarily terminated on or prior to the First Anniversary and (ii) a change in control (as defined in the Chairman Agreement) shall have occurred. The option immediately vests upon a change in control prior to the First Anniversary. The option expires on the tenth anniversary of the stock option agreement. This option has both service and performance conditions as defined in SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123R”). In accordance with the provisions of SFAS No. 123R, recognition of stock compensation expense will be deferred until when/or if a change of control is consummated.
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
All restricted stock awards issued under the Stock Grant Plan are valued at the closing market value of the Company’s common stock on the date of grant. The fair value of the restricted stock award is expensed on a straight-line basis over the requisite service period. During the fiscal quarters ended September 30, 2007 and 2006, stock-based compensation expense related to restricted stock awards was $38 and $39, respectively.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

Summarized information related to restricted stock awards is as follows:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at June 30, 2007	42,540	$19.75	$840
Granted	—	—	—
Vested	—	—	—
Cancelled/forfeited	(700)	14.96	—

Outstanding at September 30, 2007	41,840	$19.03	$796

The weighted-average fair value of restricted stock awards granted during the fiscal quarter ended September 30, 2006 was $15.20. Restricted stock awards were not granted during the fiscal quarter ended September 30, 2007. As of September 30, 2007, no restricted stock awards were converted into shares of the Company’s common stock.
As of September 30, 2007, there was $528 of total unrecognized compensation related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 37 months. During the fiscal quarters ended September 30, 2007 and 2006, no restricted stock awards vested. The Company expects the majority of the nonvested restricted stock awards to vest.
12. SUPPLEMENTAL CASH FLOW INFORMATION

Fiscal quarter ended September 30,	2007	2006
Cash paid:
Interest	$85	$11
Income taxes	$4	$104

During the fiscal quarter ended September 30, 2007, the Company financed $238 of capital expenditures through capital lease obligations. As of September 30, 2006, the Company financed $4,762 of capital expenditures through capital lease obligations. In September 2007, the Company’s Board of Directors determined to not pay a dividend on the series A preferred stock for the fiscal quarter ended September 30, 2007.
13. MAJOR CUSTOMERS AND PHARMACIES
For the fiscal quarter ended September 30, 2007, 18.7% of our revenue was from State of Hawaii, (“SOH”) a current customer, which is reported within the PBM segment. Amounts due from SOH approximated $3,639 as of September 30, 2007. In addition, for the fiscal quarter ended September 30, 2007, 18.0% of our revenue was from Boston Medical Center Health Plan, Inc. (“BMC”) a current customer, which is reported within the PBM segment. Amounts due from BMC approximated $5,075 as of September 30, 2007.
For the fiscal quarter ended September 30 2007, no pharmacy chain accounted for more than 10% of the total cost of claims. For the fiscal quarter ended September 30, 2006, approximately 11% of the cost of claims was from one pharmacy chain.
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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

The Company has an agreement with an unrelated third party that may be risk-bearing in nature. As of September 30, 2007, the Company has not done any business in relation to this agreement.
15. MANAGEMENT CHANGES
In May 2007, the Company took steps to execute a series of management changes which included the termination of various members of the Company’s management. As a result of these management changes, $1,938 of one-time termination benefits were incurred in connection with these and other management changes and accrued as of June 30, 2007. Of this amount, $533 was paid as of September 30, 2007.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As more fully defined and discussed in our fiscal 2007 Annual Report on Form 10-K, during the preparation of our Quarterly Report on Form 10-Q for the period ended September 30, 2006, we identified various errors which resulted in a $245 increase in our operating income for the fiscal quarter ended September 30, 2006. These various errors consisted of the following:
•	Rebate error which resulted in a $1,017 reduction in our gross profit and a corresponding reduction in our operating income (“Rebate Error”).

•	Claims payable error which resulted in a $692 increase in our operating income. The claims payable error consisted of a $1,523 increase in our gross profit offset by an $831 increase in our selling, general and administrative expenses (“Claims Payable Error”).

•	Lease error which resulted in a $584 decrease in our selling, general and administrative expenses and a corresponding increase in our operating income (“Lease Error”).

•	Other errors (none of which were individually significant) which resulted in a $14 reduction in our gross profit and a corresponding reduction in our operating income.
We provide comprehensive pharmacy benefit management (“PBM”) services to plan customers, which include managed care organizations, local governments, unions, corporations, health maintenance organizations (“HMO”), employers, workers’ compensation plans, third party health care plan administrators and federal and state government programs through its network of licensed pharmacies throughout the United States. Our PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy claims management, specialty pharmacy claims management, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access and reporting and information analysis. We own a mail service pharmacy (“Mail Service”) and a specialty pharmacy (“Specialty Service”). In addition, we are a national provider of drug benefits to our customers under the federal government’s Medicare Part D program.
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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

OPERATING (LOSS) INCOME
($ in thousands)
Fiscal Quarter Ended September 30,

		Increase/
	2007	(Decrease)	2006
Revenue	$164,907	(12.6%)	$188,713
Cost of claims	145,243	(12.8%)	166,512

Gross profit	19,664	(11.4%)	22,201
Selling, general and administrative expenses	21,563	8.7%	19,836

Operating (loss) income	$(1,899)	(180.3%)	$2,365

Results of Operations
Fiscal Quarter Ended September 30, 2007 Compared to Fiscal Quarter Ended September 30, 2006
Revenue decreased $23,806, or 12.6%, from $188,713 for the fiscal quarter ended September 30, 2006 to $164,907 for the fiscal quarter ended September 30, 2007. While the 19.1% decrease in our prescription count and the 26.1% decrease in the amount of covered lives contributed to the decrease in revenue, these items were partially offset by a 5.8% increase in the gross revenue per prescription and a 9.5% increase in drug utilization. The increase in gross revenue per prescription is the result of a change in the customer mix.
For the fiscal quarter ended September 30, 2007, there was $4,311 of co-payments included in revenue from Mail Service as compared to $4,378 for the fiscal quarter ended September 30, 2006. Co-payments retained by pharmacies on prescriptions filled for our participants and not included in our revenue were $52,388 and $74,634, for the fiscal quarters ended September 30, 2007 and 2006, respectively. Under our customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. Under customer contracts, we do not assume liability for participant co-payments in pharmacy transactions. As such, we do not include participant co-payments to pharmacies in our revenue or our cost of claims.
Cost of claims decreased $21,269, or 12.8%, from $166,512 for the fiscal quarter ended September 30, 2006 to $145,243 for the fiscal quarter ended September 30, 2007. This decrease is commensurate with the decrease in revenue as noted above. As a percentage of revenue, cost of claims decreased from 88.2% to 88.1% for the fiscal quarters ended September 30, 2006 and September 30, 2007, respectively.
Gross profit decreased $2,537, or 11.4%, from $22,201 for the fiscal quarter ended September 30, 2006 to $19,664 for the fiscal quarter ended September 30, 2007. This decrease is primarily comprised of (i) a $2,637 reduction in gross profit from our PBM segment which primarily resulted from a 19.1% reduction in prescription count, and (ii) a $492 decrease in gross profit during the fiscal quarter ended September 30, 2007 as compared to the fiscal quarter ended September 30, 2006 primarily consisting of the $1,017 Rebate Error and the $1,523 Claims Payable Error as noted above, offset by a $606 increase in gross profit from our Specialty segment. Gross profit, as a percentage of revenue, increased from 11.8% to 11.9% for the fiscal quarters ended September 30, 2006 and September 30, 2007, respectively.
Selling, general and administrative expenses increased $1,727, or 8.7%, from $19,836 for the fiscal quarter ended September 30, 2006 to $21,563 for the fiscal quarter ended September 30, 2007. This increase is primarily the result of (i) a $1,200 increase in compensation and related items, of which $649 relates to fees

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

incurred from an unrelated consulting firm who is assisting us with our strategic review, and (ii) a $1,293 increase in information-technology costs, inclusive of the $584 Lease Error as noted above, offset by the $831 Claims Payable Error as noted above.
Selling, general and administrative expenses as a percentage of revenue increased from 10.5% for the fiscal quarter ended September 30, 2006 to 13.1% for the fiscal quarter ended September 30, 2007.
Other income, net increased $177, or 60.0%, from $295 for the fiscal quarter ended September 30, 2006 to $472 for the fiscal quarter ended September 30, 2007. The increase primarily relates to $180 of late fees charged to various customers for untimely payments of their invoices during the fiscal quarter ended September 30, 2007.
(Loss) income before (benefit) provision for income taxes decreased $4,087, or 153.6%, from $2,660 for the fiscal quarter ended September 30, 2006 to $(1,427) for the fiscal quarter ended September 30, 2007. The decrease relates to the $2,537 decrease in our gross profit, the $1,727 increase in our selling, general and administrative expenses, offset by the $177 increase in other income, net as noted above.
Our effective tax rate was an 11.1% benefit for the fiscal quarter ended September 30, 2007 as compared to 47.0% for the fiscal quarter ended September 30, 2006. The 11.1% tax benefit primarily resulted from our pre-tax loss.
Net (loss) income decreased $2,680, or 189.9%, from $1,411 for the fiscal quarter ended September 30, 2006 to $(1,269) for the fiscal quarter ended September 30, 2007. The decrease is the result of (i) the decrease in gross profit, (ii) the increase in selling, general and administrative expenses and (iii) the decrease in our effective tax rate from 47.0% to 11.1%, offset by the increase in other income, net.
In addition, for the fiscal quarter ended September 30, 2007, there was a charge against net loss available to common stockholders related to the New Mountain Transaction (see “Liquidity and Capital Resources”). This charge is for the accretion of transaction expenses which was $120 for the fiscal quarter ended September 30, 2007. For the fiscal quarter ended September 30, 2006, there were two charges against net (loss) income available to common stockholders related to the New Mountain Transaction. The first of these charges relates to our series A redeemable convertible preferred stock (the “series A preferred stock”) cash dividends, which amounted to $1,412 for the fiscal quarter ended September 30, 2006. The series A preferred stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80,000), which decreases to 3.5% after the fifth anniversary of issuance, March 19, 2009. The dividend of $1,412 represents the amount accrued for the fiscal quarter ended September 30, 2006. In September 2007, our Board of Directors determined to not pay a dividend on the series A preferred stock for the fiscal quarter ended September 30, 2007. The second charge is for the accretion of transaction expenses which was $120 for the fiscal quarter ended September 30, 2006.
After deducting these charges from net (loss) income, there remained net loss available to common stockholders of $(1,389) and $(121) for the fiscal quarters ended September 30, 2007 and 2006, respectively.
Liquidity and Capital Resources
Our primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades, funding of accounts receivable and inventory in our Mail Service and Specialty Service pharmacies. We have acquired eight companies since July 2000 utilizing primarily cash. This has had the effect of increasing our working capital deficits until sufficient profitability is earned to offset these deficits. As of September 30, 2007 and June 30, 2007, we had working capital deficits of $3,010 and $3,383, respectively.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

In July 2006, we received approval from the Centers for Medicare & Medicaid Services (“CMS”) to operate as a national prescription drug plan (“PDP”) sponsor under Medicare Part D through our wholly-owned subsidiary, NMHC Group Solutions which commenced on January 1, 2007. In order for us to maintain our risk bearing licensures in the various states, we must fulfill statutory, capital and surplus requirements. We currently maintain $5,223 in a restricted cash account to fulfill such requirements. We do not intend to continue to provide our PDP to individual enrollees in 2008 and CMS has acknowledged our intent to provide the PDP Medicare benefits solely to employer groups. In addition, as of January 1, 2008, we will only be providing non-risk bearing Medicare benefits to employer groups that will reimburse us directly for any prescription drug costs. We do not intend to offer our PDP to employer groups in instances where we could be subject to risk. This change in PDP offerings may allow us to decrease the statutory, capital and surplus amounts maintained in our restricted cash accounts and to no longer be subject to state licensure requirements in the majority of the 50 states and territories, other than in our domicile state of Delaware.
In addition, we may not be able to realize any return on our investments in Medicare initiatives if the cost and complexity of recent changes by and requirements of CMS exceed our expectations or prevent effective program implementation; if the government alters or reduces funding of Medicare programs because of the higher-than-anticipated cost to taxpayers of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) or for other reasons; if we fail to design and maintain programs that are attractive to our customers or individual Medicare participants; if we are not successful in retaining employer groups and their enrollees, or winning contract renewals or new contracts; if the government alters or reduces funding of Medicare programs because of the higher-than-anticipated cost to taxpayers of the MMA or for other reasons.
Net cash provided by operating activities was $996 for the fiscal quarter ended September 30, 2007 as compared to $3,522 for the fiscal quarter ended September 30, 2006. This decrease of $2,526 is primarily the result of a (i) a $4,820 decrease in rebates payable to customers, and (ii) a $1,639 decrease in trade and other payables and accrued expenses. These decreases were partially offset by a $1,453 increase in rebates receivable and a $4,767 increase in claims payable to pharmacies. This decrease was further caused by $2,287 of net decreases in other operating activities.
Historically, the timing of our collections of accounts receivable and payments of accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan customers on the one hand, and our pharmacy networks on the other hand. These terms generally lead to our payments to participating pharmacies being slower than our corresponding collections from plan customers. We believe that this situation is not unusual in the PBM industry and expect to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future and, if they were to change materially, we could require additional working capital financing. If such terms of trade were to change materially, and/or if we were unable to obtain additional working capital financing, there could be a material adverse effect on our business, financial condition, or results of operations. The Company was in compliance with all covenants as set forth in the credit facility, as amended, as of September 30, 2007. On September 30, 2007, the Company received an amendment and waiver to its credit facility with JPMorgan, to temporarily amend and waive certain relevant provisions of the credit facility. As a result of the amendment and waiver, among other things, (i) the Company is entitled to borrow up to $25,000 pursuant to the credit facility, (ii) the maturity date of the credit facility was accelerated to March 31, 2008, (iii) through the maturity date of the credit facility, the spread at which the Company can borrow is 2.25% above LIBOR and the Federal funds rate and 1.25% above JPMorgan’s prime rate, and the fee incurred by the Company on the unutilized portion of its credit facility is 0.50%. The Company is currently in the process of exploring alternative financing arrangements subsequent to March 31, 2008 so it can access any funds as needed. The Company expects to enter into a new credit facility on or before March 31, 2008.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

Net cash used in investing activities was $836 for the fiscal quarter ended September 30, 2007 as compared to $2,174 for the fiscal quarter ended September 30, 2006. The $836 net cash used in investing activities for the fiscal quarter ended September 30, 2007 was used for capital expenditures.
Net cash (used in) provided by financing activities was $(240) for the fiscal quarter ended September 30, 2007 as compared to $451 for the fiscal quarter ended September 30, 2006. This decrease of $691 is primarily the result of the $1,602 decrease in proceeds from the exercise of stock options offset by a $907 decrease in payments towards our capital lease obligations.
Line of Credit
On January 28, 2005, we entered into a five-year $65,000 line of credit (the “credit facility”) with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A (“JPMorgan”). The credit facility contains various covenants that, among other things, require us to maintain certain financial ratios, which are consolidated net worth, consolidated fixed charge ratio and consolidated debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. The consolidated fixed charge ratio and the consolidated debt to EBITDA ratio are evaluated by JPMorgan as a measure of our liquidity and our ability to meet all of our obligations under the credit facility. As of September 30, 2007, there was no principal balance outstanding under the credit facility. The Company was in compliance with all covenants as set forth in the credit facility, as amended, as of September 30, 2007. On September 30, 2007, the Company received an amendment and waiver to its credit facility with JPMorgan, to temporarily amend and waive certain relevant provisions of the credit facility. As a result of the amendment and waiver, among other things, (i) the Company is entitled to borrow up to $25,000 pursuant to the credit facility, (ii) the maturity date of the credit facility was accelerated to March 31, 2008, (iii) through the maturity date of the credit facility, the spread at which the Company can borrow is 2.25% above LIBOR and the Federal funds rate and 1.25% above JPMorgan’s prime rate, and the fee incurred by the Company on the unutilized portion of its credit facility is 0.50%. The Company is currently in the process of exploring alternative financing arrangements subsequent to March 31, 2008 so it can access any funds as needed. The Company expects to enter into a new credit facility on or before March 31, 2008.
EBITDA
We calculate and use EBITDA and EBITDA per adjusted prescription as indicators of our ability to generate cash from our reported operating results. These measurements are used in concert with net income and cash flows from operations, which measure actual cash generated in the period. In addition, we believe that EBITDA and EBITDA per adjusted prescription are supplemental measurement tools used by analysts and investors to help evaluate overall operating performance and the ability to incur and service debt and make capital expenditures. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flows from operations data as measured under generally accepted accounting principles. The items excluded from EBITDA but included in the calculation of our reported net (loss) income are significant components of our consolidated statements of income, and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies.
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
Net cash provided by operating activities can be reconciled to EBITDA, which we believe to be the most directly comparable financial measure to net cash provided by operating activities, as follows:

	Fiscal Quarters Ended September 30,
	2007	2006
Net cash provided by operating activities	$996	$3,522
(Benefit) provision for income taxes	(158)	1,249
Interest (income) expense, net	(470)	(283)
Net change in assets and liabilities	95	2,546
Non-cash items to reconcile net cash from operations to net (loss) income	(339)	(2,381)

EBITDA	$124	$4,653

Adjusted prescriptions (1)	5,607	6,929
EBITDA per adjusted prescription	$0.02	$0.67
(1)	Estimated adjusted prescription volume equals the Mail Service prescriptions multiplied by 3, plus retail and Specialty prescriptions. These Mail Service prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.
Contractual Obligations
We lease offices and warehouse space throughout the United States under various operating leases. We also lease pill dispensing and counting devices for use in our Mail Service pharmacy, as well as computer equipment, for use in our various offices. In addition, we lease office equipment and computer software under various capital leases.
The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of September 30, 2007:
Payments Due by Period

	Total	2008	2009-2010	2011-2012	Thereafter
Capital lease obligations	$2,455	$1,002	$1,267	$186	$—
Operating leases	9,033	3,027	3,415	1,454	1,137

Total contractual cash obligations	$11,488	$4,029	$4,682	$1,640	$1,137

Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

Commitments and Contingencies
As an approved PDP sponsor, in order for us to maintain our risk bearing licensures in the various states, we must fulfill statutory, capital and surplus requirements. We currently maintain $5,223 in a cash account to fulfill such requirements. We do not intend to continue to provide our PDP to individual enrollees in 2008 and CMS has acknowledged our intent to provide the PDP Medicare benefits solely to employer groups. In addition, we will only be providing non-risk bearing Medicare benefits to employer groups that will reimburse us directly for any prescription drug costs. We do not intend to offer our PDP to employer groups in instances where we could be subject to risk. This change in PDP offerings may allow us to decrease the statutory, capital and surplus amounts maintained in our restricted cash accounts and to no longer be subject to state licensure requirements in the majority of the 50 states and territories, other than in our domicile state of Delaware.
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
We entered into an amended and restated preferred stock purchase agreement, dated as of November 26, 2003, with New Mountain Partners, L.P. (the “purchase agreement”). Pursuant to the purchase agreement, we agreed, subject to various conditions, to issue to New Mountain Partners, L.P. a total of 6,956,522 shares of the series A preferred stock at a purchase price of $11.50 per share, for aggregate proceeds of approximately $80,000. On March 19, 2004, we completed the sale of the series A preferred stock to New Mountain Partners, L.P. and used approximately $49,000 of the proceeds of the sale of the series A preferred stock to purchase, pursuant to a tender offer, 4,448,900 shares of our outstanding common stock at $11.00 per share (collectively, the “New Mountain Transaction”).
Following the completion of the tender offer, New Mountain Partners, L.P. owned securities at March 19, 2004 that were initially convertible into approximately 64% of our issued and outstanding common stock and prior to conversion of the series A preferred stock were entitled to cast that number of votes that is equal to approximately 60% of our aggregate voting power. Following the closing of the New Mountain transaction, New Mountain Partners, L.P. was entitled to and did nominate and elect 60% of the members of our Board of Directors.
We used the remaining proceeds from the issuance and sale of the series A preferred stock of approximately $24,000, excluding expenses related to the closing of the New Mountain Transaction, for the Inteq acquisition and working capital purposes. See Note 6, “Business Acquisitions” for descriptions of the various acquisitions that have been consummated in the last 4 years.
The series A preferred stock provides for an initial annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary of issuance. Initially, the series A preferred stock was convertible into common stock at a price of $11.50 per share of common stock, or an aggregate of 6,956,522 shares of the Company’s common stock. Subject to certain conditions, the liquidation value of the series A preferred stock is the greater of $11.50 per share plus all unpaid dividends, whether or not declared, or the amount that would be payable to a holder of the series A preferred stock if the series A preferred stock was converted into common stock immediately prior to the liquidation. In September 2007, our Board of Directors determined to not pay a dividend on the series A preferred stock for the fiscal quarter ended September 30, 2007. Accordingly, the liquidation value of the series A preferred stock increased by $1,397 and the number of shares of common stock into which the preferred stock may convert increased by 121,406.
Subject to certain conditions, after the fourth anniversary of its issuance, we can redeem shares of the series A preferred stock at its reported value on our consolidated balance sheet plus all unpaid dividends, whether or not declared. Subject to certain conditions, after the seventh anniversary of its issuance, we can redeem

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

shares of series A preferred stock at $11.50 per share plus all unpaid dividends, whether or not declared. After the tenth anniversary of the issuance of the series A preferred stock, each holder of shares of series A preferred stock may require us to redeem all or a part of that holder’s shares of series A preferred stock at a price equal to $11.50 per share plus all unpaid dividends, whether or not declared.
We anticipate that current cash positions, together with anticipated cash flow from operations and our borrowing capabilities, will be sufficient to satisfy our contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. In addition, we will require cash to acquire inventory for our Mail Service and Specialty Service operations, and fulfill statutory, capital and surplus requirements in connection with our PDP. In the event that our plans change or our assumptions prove to be inaccurate, or our cash on hand together with the proceeds from our revolving credit facility prove to be insufficient or unavailable to fund operations, we could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to us, if at all. On September 30, 2007, the Company received an amendment and waiver to its credit facility with JPMorgan, to temporarily amend and waive certain relevant provisions of the credit facility. As a result of the amendment and waiver, among other things, (i) the Company is entitled to borrow up to $25,000 pursuant to the credit facility, (ii) the maturity date of the credit facility was accelerated to March 31, 2008, (iii) through the maturity date of the credit facility, the spread at which the Company can borrow is 2.25% above LIBOR and the Federal funds rate and 1.25% above JPMorgan’s prime rate, and the fee incurred by the Company on the unutilized portion of its credit facility is .50%. The Company is currently in the process of exploring alternative financing arrangements subsequent to March 31, 2008 so it can access any funds as needed. The Company expects to enter into a new credit facility on or before March 31, 2008.
For the fiscal quarter ended September 30, 2007, 18.7% of our revenue was from State of Hawaii, (“SOH”) a current customer, which is reported within the PBM segment. Amounts due from SOH approximated $3,639 as of September 30, 2007. In addition, for the fiscal quarter ended September 30, 2007, 18.0% of our revenue was from Boston Medical Center Health Plan, Inc. (“BMC”) a current customer, which is reported within the PBM segment. Amounts due from BMC approximated $5,075 as of September 30, 2007.
Other Matters
Inflation
Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect our revenue and cost of claims.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results may differ from our estimates. For a full description of our accounting policies, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the SEC on September 13, 2007.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 is effective for fiscal years that begin after November 15, 2007 which for the Company is July 1, 2008 and will be applied prospectively. The Company is currently evaluating the impact SFAS No. 157 will have on its consolidated financial statements and is not yet in a position to determine what, if any, effects SFAS No. 157 will have on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007 which for the Company is July 1, 2008 and will be applied prospectively. The Company is currently evaluating the impact SFAS No. 159 will have on its consolidated financial statements and is not yet in a position to determine what, if any, effects SFAS No. 159 will have on the consolidated financial statements.
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
Although the management of our Company, including the Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based upon our findings during the preparation of our Quarterly Report on Form 10-Q for the period ended September 30, 2007, we have implemented the following change to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act:
•	The Company has partially outsourced and implemented a new system surrounding the collection of rebates from pharmaceutical manufacturers which has materially enhanced the internal controls surrounding this area.
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

PART II — OTHER INFORMATION
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
Item 1A. Risk Factors
Reference is made to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes with regard to the risk factors disclosed in such 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
On September 30, 2007, the Company entered into Amendment No. 4 and Waiver to the Credit Agreement dated as of January 28, 2005 by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (the “Amendment”). The Amendment was executed to amend and waive certain relevant provisions of the credit facility. As a result of the Amendment, among other things, the Company is entitled to borrow up to $25,000,000 pursuant to the credit facility and the maturity date of the credit facility was accelerated to March 31, 2008.
The Company entered into a Software License and Services agreement with inPharmative on August, 7, 2007 for the provision of a web-based drug manufacturer contract management system for NMHC’s rebate business. The initial term of the inPharmative agreement is from January 1, 2007 through May 31, 2010 with automatic one year renewals. inPharmative will provide a turnkey operation for NMHC’s rebate business by providing rebate management software and hosting infrastructure, housing for details of NMHC client formularies and client account data, rebate processing and manufacturer submissions services, and detail reporting for certain agreed upon fees.
The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the Amendment and the agreement with inPharmative, which are attached hereto as Exhibit 10.3 and Exhibit 10.4, respectively.
Item 6. Exhibits

Number	Description of Exhibit
2.1+	Stock Purchase Agreement dated as of July 31, 2003 by and among NMHC and Portland Professional Pharmacy, Portland Professional Pharmacy Associates and the individuals listed on Schedule I thereto (3)
2.2+	Amended and Restated Preferred Stock Purchase Agreement dated November 26, 2003 by and between NMHC and New Mountain Partners, L.P. (4)
2.3+	Asset Purchase Agreement dated as of April 1, 2004 among NMHC, Inteq PBM, LP, Inteq-RX Group, LLP, and the other persons named therein (6)
2.4+	Stock Purchase Agreement dated March 7, 2005 by and among NMHC, PCN Acquisition Corp., Pharmaceutical Care Network, and California Pharmacists Association (7)
3.1	Certificate of Incorporation of NMHC (2)
3.2	Certificate of Amendment of the Certificate of Incorporation of NMHC (5)

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

3.3	Amended and Restated By-Laws of NMHC (8)
4.1	Specimen of Common Stock Certificate (9)
4.2	Specimen of Series A 7% Convertible Preferred Stock Certificate (9)
4.3	Form of Representatives’ Warrant Agreement by and among NMHC, Ryan, Beck & Co., Inc. and Pennsylvania Merchant Group, including form of Warrant Certificate (1)
4.4	Certificate of Designations, Preferences and Rights of Series A 7% Convertible Preferred Stock of NMHC (5)
10.1#	Departure Agreement and General Release between NMHC and Mr. Tery Baskin, dated August 1, 2007 (9)
10.2#	Departure Agreement and General Release between NMHC and Mr. James F. Smith, dated August 17, 2007 (9)
10.3*	Software License and Services Agreement between NMHC and inPharmative, Inc., dated August 7, 2007.
10.4
Amendment No. 4 and Waiver to Credit Agreement, dated as of September 30, 2007 to the Credit Agreement dated as of January 28, 2005 by and among NMHC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act
*	Certain information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portion.

#	Management contract or compensatory plan or arrangement.
+	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
(1)	Denotes document filed as an Exhibit to NMHC’s Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.
(2)	Denotes document filed as Exhibit C to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.
(3)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.
(4)	Denotes document filed as Annex B to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on February 19, 2004 and incorporated herein by reference.
(5)	Denotes document filed as an Exhibit to NMHC’s Form 10-Q for the fiscal quarter ended March 31, 2004 and incorporated herein by reference.
(6)	Denotes document filed as an Exhibit to NMHC’s Form 8-K filed on April 14, 2004 and incorporated herein by reference.
(7)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on March 11, 2005 and incorporated herein by reference.
(8)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on November 14, 2005 and incorporated herein by reference.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

(9)	Denotes document filed as an exhibit to NMHC’s Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
(Registrant)

Date: November 8, 2007	By:	/s/ Thomas W. Erickson
Thomas W. Erickson
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Stuart Diamond
Stuart Diamond
Chief Financial Officer (Principal Financial Officer)