Form 10-K/A
period 2007-06-30
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2007-12-04
CIK 813562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended on June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________ to ______________
Commission file number 000-26749
NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-2581812
(State or other jurisdiction of	(I.R.S. Employee Identification No.)
incorporation or organization

26 Harbor Park Drive,	11050
Port Washington, NY	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (516) 605-6625
Securities registered pursuant to Section 12(b) of the Exchange Act:
Common Stock, $.001 par value per share
(Title of class)
Securities registered pursuant to Section 12(g) of the Exchange Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐      No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
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
DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE
PART III
SIGNATURES
EX-31.3 Section 302 Certification of the CEO
EX-31.4 Section 302 Certification of the CFO

EXPLANATORY NOTE
     National Medical Health Card Systems, Inc.’s (the “Registrant’s”) last proxy statement was filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2007 for its annual meeting of stockholders, which had been postponed from its original December 21, 2006 date to April 17, 2007. The Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007 was filed with the SEC on September 13, 2007 (the “Original Filing”). The Registrant is filing this Amendment No.1 to its Annual Report on Form 10-K/A (this “Amendment”) to amend Items 10 through 14 of Part III of the Original Filing, to include the information required by such items.
     Except as otherwise expressly noted herein, this Amendment to Annual Report on Form 10-K/A does not reflect events occurring after the September 13, 2007 filing of our original Annual Report on Form 10-K in any way, except to reflect the changes discussed in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing.
     The Registrant does not undertake to update any information or disclosures in, or exhibits to, the Original Filing to reflect events and circumstances occurring since the Original Filing. Such matters will be addressed in subsequent reports filed with the SEC.
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

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     National Association of Securities Dealers, Inc. (“NASD”) rules require most companies whose stock is quoted on the Nasdaq stock exchange, following their first annual stockholders meeting after January 15, 2004, to have a Board of Directors composed of a majority of independent directors, as determined and defined under NASD Rule 4350(c), and to comply with certain other requirements for committees and independent directors. Companies that are controlled by a single stockholder or a group of stockholders acting together are eligible to utilize an exemption from certain of the requirements under NASD Rule 4350(c)(5), including the requirement that a majority of directors be independent. We are a “controlled company,” as defined in Nasdaq’s rules, because New Mountain Partners, L.P. and its affiliates (collectively, “New Mountain Partners”) own more than 50% of the voting power of our stock. Accordingly, we have availed ourselves of the exemption from the rule requiring a majority of the directors be independent.
     Our Board of Directors currently consists of nine members. Our current certificate of incorporation provides that each member of the Board of Directors shall be elected for a one-year term at each annual meeting of stockholders. All of the current directors’ terms will expire at our next annual meeting. New Mountain Partners, as the holder of all of our outstanding series A redeemable convertible preferred stock, is entitled to elect at least 60% of the members of our Board of Directors and our common stockholders are entitled to elect the remaining members of our Board of Directors. All nine members of the board which the common stockholders and series A redeemable convertible preferred stockholders are entitled to elect are to be elected at the next annual meeting.
     The following text presents certain information concerning our directors:
Directors
     Thomas W. Erickson. Mr. Erickson, 56, has served as a director and our Chairman of the Board of Directors since February 23, 2007 and as our interim President and Chief Executive Officer since May 2007. Mr. Erickson has been a consultant to New Mountain Capital, L.L.C (“New Mountain Capital”), since January 2007. New Mountain Capital serves as the investment manager to New Mountain Partners. In addition, Mr. Erickson serves as a member of our Executive Committee. Mr. Erickson also currently serves as Chairman of the Board of Directors of PATHCare, Inc., an operator of long term care facilities, a position he has held since March 2006. From June 2004 to June 2006, Mr. Erickson served as Chairman of the Board of Directors of Trans Healthcare, Inc. an operator of long term care facilities. From December 2002 to August 2005, Mr. Erickson served as Chairman of the Board of Directors, and, from February 2003 to August 2005, as Interim President and Chief Executive Officer of LifeCare Holdings, Inc., the parent company of long term acute care hospitals. From September 2002 to May 2004, Mr. Erickson served as interim President and Chief Executive Officer of Luminex Corporation, a publicly traded biological testing technologies company. Mr. Erickson is currently a member of Luminex’s Board of Directors and serves as Chairman of its Executive Committee, a position he has held since May 2004. From July 2000 to March 2004, Mr. Erickson served as a member of the Board of Directors of Omega Healthcare Investors, Inc., a publicly traded healthcare real estate investment trust. From October 2000 to June 2001, Mr. Erickson was interim President and Chief Executive Officer of Omega Healthcare Investors and from June 2001 to January 2002 served as a management consultant to Omega Healthcare Investors. Mr. Erickson was also a co-founder, President and Chief Executive Officer of CareSelect Group, Inc.
     Michael B. Ajouz. Mr. Ajouz, 34, has served as a director for us since March 19, 2004. He is appointed by New Mountain Partners. Mr. Ajouz also serves as a member of our Executive Committee. Mr. Ajouz, currently a Managing Director of New Mountain Capital, joined New Mountain Capital as a Principal in September 2000. From July 1998 to September 2000, Mr. Ajouz was an executive in the New York office of Kohlberg Kravis Roberts & Co., where he worked on transactions in a variety of industries. From August 1996 to July 1998, Mr. Ajouz was an investment banking professional in the Mergers and Acquisitions Department of Goldman, Sachs & Co., where he evaluated and executed numerous strategic transactions. From August 1995 to May 1996, he was a professional at the economic consulting firm Cornerstone Research. Mr. Ajouz serves on the Board of Directors of Apptis Holdings, Inc., Deltek Systems, Inc., Inmar, Inc. and Connextions, Inc.
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
     G. Harry Durity. Mr. Durity, 60, has served as a director for us since March 19, 2004 and served as our Chairman of the Board of Directors from June 14, 2004 until February 23, 2007. Mr. Durity also serves as a member of our Executive Committee. Mr. Durity has been a Senior Advisor to New Mountain Capital since May 2005 and currently serves as Chairman of our Executive Committee. Previously, Mr. Durity was a Corporate Vice President of Worldwide Business Development for Automatic Data Processing, Inc., or ADP, which he joined in August 1994. Mr. Durity headed ADP’s mergers and acquisitions group and was a member of ADP’s Executive Committee. From February 1993 to August 1994, Mr. Durity worked for Revlon Consumer Products Company as a Senior Vice President of Corporate Development and also served on Revlon’s Executive Committee. From January 1990 to January 1993, Mr. Durity was President of the Highlands Group, a boutique merger and acquisition advisory firm. From October 1980 to December 1989, Mr. Durity served as a Vice President of Corporate Development for RJR Nabisco.
     Michael T. Flaherman. Mr. Flaherman, 42, has served as a director for us since March 19, 2004. He is appointed by New Mountain Partners. Mr. Flaherman currently is a Managing Director of New Mountain Capital, joined New Mountain Capital as a Senior Advisor in January 2003 and became a Managing Director in January 2004. From January 1995 to January 2003, Mr. Flaherman served as a member of the Board of Administration of the California Public Employees’ Retirement System, or CalPERS, the largest pension system in the United States. From March 2000 to January 2003, Mr. Flaherman served as Chairman of the Investment Committee of the CalPERS’ Board. From August 1993 to March 2000, Mr. Flaherman worked as an economist for the San Francisco Bay Area Rapid Transit District.
     Robert R. Grusky. Mr. Grusky, 50, has served as a director for us since March 19, 2004. He is appointed by New Mountain Partners. Mr. Grusky has served as the Managing Member of Hope Capital Management, LLC, the investment manager of Hope Capital Partners, L.P., an investment partnership, since its inception in 2000. Mr. Grusky was a co-founder of New Mountain Capital and served as a Principal and Managing Director from January 2000 to December 2004. In January 2005, he became a Senior Advisor to New Mountain Capital. From April 1997 to December 1999, Mr. Grusky served in a number of roles at RSL Management, including President of RSL Investments Corporation. From July 1985 to April 1997, with the exception of 1990-1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky worked at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. Mr. Grusky is also a member of the Board of Directors of AutoNation, Inc. and Strayer Education, Inc.
     Daniel B. Hébert. Mr. Hébert, 52, has served as a director for us since December 7, 2005 and is a member of our Audit Committee. Mr. Hébert has served as a Managing Director and Partner of Tri-Artisan Partners, a privately held merchant bank, since March 2005. Prior to joining Tri-Artisan Partners, he spent approximately five years as head of Merger & Acquisitions at Rabobank International, a large Dutch bank specializing in the food and beverage industry. From September 1991 through March 1999, Mr. Hébert was a Managing Director in the corporate finance department of BT Alex Brown. Prior to joining BT Alex Brown, Mr. Hébert formed Dakota Capital in February 1991 to acquire a leading Canadian wine distributor and from 1985 to 1991, he worked as a Director in the corporate finance department of Salomon Brothers.

     Steven B. Klinsky. Mr. Klinsky, 51, served as our Chairman of the Board of Directors from March 19, 2004 until June 14, 2004 and currently serves as a director for us. He is appointed by New Mountain Partners. Mr. Klinsky is the Founder and has been the Managing Member and Chief Executive Officer of New Mountain Capital since January 2000. From 1986 to June 1999, Mr. Klinsky was a General Partner of Forstmann Little & Co., a private equity firm. He was formerly a director of Strayer Education, Inc., where he served as non-executive Chairman from March 2001 until February 2003. Mr. Klinsky also serves on the Board of Directors of Overland Solutions, Inc., Apptis Holdings, Inc., MailSouth Inc., Deltek Systems Inc., Connextions, Inc., Inmar, Inc. and Oakleaf Global Holdings, Inc. In addition, Mr. Klinsky serves as the Chairman of our Nominating and Corporate Governance Committee and a member of our Compensation Committee.
     Paul J. Konigsberg. Mr. Konigsberg, 71, has served as a director for us since November 2000. Mr. Konigsberg is a certified public accountant and has been a senior partner in the accounting firm of Konigsberg Wolf & Co., P.C. since 1970. Mr. Konigsberg also serves as the Chairman of our Audit Committee and a member of our Compensation Committee and Nominating and Corporate Governance Committee. He is also Chairman of the Board of Directors of Gramercy Capital Corporation.
Executive Officers
Our executive officers, and their ages and positions are:

Name	Age	Office and Position Held
Thomas W. Erickson	56	Chairman of the Board, Interim Chief Executive Officer and President
Stuart Diamond	47	Chief Financial Officer
Mark Adkison	44	Chief Specialty Officer
Martin Magill	47	Chief Marketing Officer
George McGinn	52	General Counsel
     Thomas W. Erickson. Mr. Erickson, 56, has served as our President and Chief Executive Officer on an interim basis since May 2007. Information about Mr. Erickson’s tenure with us and his business experience is presented above under “Directors.”
     Stuart Diamond. Mr. Diamond, 47, has served as our Chief Financial Officer since January 2006. He served as worldwide Chief Financial Officer for Ogilvy Healthworld (formerly Healthworld Corporation), a division of Ogilvy & Mather, a division of WPP Group Plc, a London Stock Exchange-listed company, from January 2005 until January 2006, and he served as Chief Financial Officer of Healthworld Communications Group, a division of WPP Group Plc, from August 2003 until January 2005. He served as Chief Financial Officer of the Americas Region of the Bates Group and of Healthworld Corporation, divisions of Cordiant Communications, a London Stock Exchange-listed company, from October 2002 to August 2003. He served as Chief Financial Officer of Healthworld Corporation, a division of Cordiant Communications Group plc from March 2000 to October 2002. He served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Healthworld Corporation, a publicly-owned pharmaceutical advertising agency, from August 1997 to March 2000. Mr. Diamond was the Vice President-Controller of the Licensing Division of Calvin Klein, Inc., an apparel company, from April 1996 to August 1997. Mr. Diamond served as Chief Financial Officer of Medicis from 1990 until 1995. Mr. Diamond has been a director of Medicis Pharmaceutical, a publicly-traded pharmaceutical company, since November 2002.
     Mark Adkison. Mr. Adkison, 44, has served as our Chief Specialty Officer since November 2005 and prior to that as our President of Specialty Pharmacy from October 2003 to November 2005. From December

2002 to September 2003, Mr. Adkison was the General Manager for Option Care. Mr. Adkison served as the Vice President/General Manager for MIM Corporation where he managed the Mail Service and Specialty Pharmacy Operation from January 2001 to March 2002.
     Martin Magill. Mr. Magill, 47, joined us in April of 2006 as our Senior Vice President of Sales and was named Chief Marketing Officer in May 2007. Prior to joining NMHC, he served as Senior Vice President, Sales and Marketing at Catalyst Rx — a HealthExtras Company from March 2004 to March 2006. From 1996 to 2004, Mr. Magill was Vice President of Sales at Merck & Co., Inc. where he was responsible for management of sales.
     George McGinn. Mr. McGinn, 52, joined us in May of 2007 as our General Counsel. Prior to joining us, Mr. McGinn was an Executive Vice President and General Counsel at Surgis, Inc., a private company managing ambulatory surgery centers, until 2006 when the company was acquired by United Surgical Partners Inc. Prior to joining Surgis in 2002, Mr. McGinn was a Partner at Bass, Berry & Sims, PLC, a Nashville-based law firm, where he specialized in corporate finance transactions and regulatory matters in the healthcare industry. Previously, he was Executive Vice President and General Counsel at Physician Reliance Network, Inc., a publicly-traded company that developed and managed cancer centers, imaging centers and physician networks. It was acquired in 1999 and is now known as U.S. Oncology.
Familial Relationships
     There are no familial relationships among any of our executive officers or directors.
Meetings and Committees of Our Board of Directors
     Our Board of Directors held seven meetings during the fiscal year ended June 30, 2007 and at least a majority of our directors attended each meeting. Our Board of Directors also acted four times during the last fiscal year by unanimous written consent in lieu of a meeting.
     Our Board of Directors has a standing Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee and an Executive Committee. The responsibilities of the Audit Committee are summarized below. The responsibilities of the Compensation Committee are summarized beginning on page 7. The responsibilities of the Nominating and Corporate Governance Committee and the Executive Committee can be found in our proxy statement dated March 28, 2007, and the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee can be found on our website at www.nmhc.com, by clicking on “Investors”, then “Corporate Governance”. In addition, on March 24, 2004, our Board of Directors approved the creation of two series A redeemable preferred stock dividend committees and on October 28, 2005 our Board of Directors approved a change in the name and responsibilities of the nominating committee to the Nominating and Corporate Governance Committee. We are a controlled company under NASD Rule 4350(c)(5) and are exempt from NASD Rule 4350(c)(4) relating to independent director oversight of director nominations because New Mountain Partners owns more than 50% of the voting power of our stock.
Audit Committee
     The Audit Committee assists the Board of Directors in its oversight of our compliance with all applicable laws and regulations, which includes oversight of the quality and integrity of our financial reporting, internal controls and audit functions, and is directly and solely responsible for the appointment, retention, compensation and monitoring of the performance of our independent registered public accounting firm, including the services and scope of their audit. The Audit Committee is currently composed of Paul J. Konigsberg (Chairman of the committee), Gerald Angowitz and Daniel Hébert. The Board of Directors has determined that Messrs. Konigsberg, Angowitz and Hébert are independent directors, and that each of them will be independent for the purposes of the Nasdaq’s amended governance listing standards (specifically, Rule

4200(a)(15) of the listing standards of the NASD (the “Listing Standards”)), and the requirements of the SEC and the Nasdaq.
     In addition, as required by the rules of the SEC and the Nasdaq, our Board of Directors has determined that Mr. Konigsberg, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934, as amended. Stockholders should understand that this designation is an SEC disclosure requirement relating to Mr. Konigsberg’s experience and understanding of certain accounting and auditing matters, which the SEC has stated does not impose on the director so designated any additional duty, obligation or liability than otherwise is imposed generally by virtue of serving on the Audit Committee and/or the Board of Directors. The Audit Committee met on 18 occasions during the fiscal year ended June 30, 2007.
Section 16(A) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of any of our equity security, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the filings with the SEC, we believe that the reporting requirements of Section 16 applicable to executive officers and directors, and persons who beneficially own more than ten percent of any of our equity securities during the fiscal year ended June 30, 2007 were complied with on a timely basis except for a late Form 3 filing and a late Form 4 filing for Mark Adkison resulting from administrative errors.
Code of Business Conduct and Ethics
     As of October 15, 2004, we adopted a Code of Business Conduct and Ethics (the “Code”) which amends and restates our prior Code of Ethics. The Code promotes the legal and ethical conduct of our business. The Chief Executive Officer, Chief Financial Officer, and other senior officers are required to abide by the Code, which provides the foundation for compliance with all corporate policies and procedures, and best business practices. The policies and procedures address a wide array of professional conduct, including the establishment of sound employment policies, methods for avoiding and resolving conflicts of interest, safeguarding intellectual property, protecting confidential information, and a strict adherence to all laws and regulations applicable to the conduct of our business. We have satisfied its obligations, imposed under the Sarbanes-Oxley Act of 2002, to disclose promptly on our website amendments to, or waivers from, the Code, if any. A copy of our Code is available on our website, www.nmhc.com, by clicking on “Investors”, then “Corporate Governance”.
Item 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Overview of Compensation Process and Role of the Compensation Committee.
     The Compensation Committee of the Board of Directors (the “Compensation Committee”) is responsible for reviewing the performance and establishing the compensation of the Company’s executive officers, including the named executive officers (which term refers to the individuals identified in the Summary Compensation Table beginning on page 17). The Compensation Committee administers the 1999 Stock Option Plan, as amended, and the Amended and Restated 2000 Restricted Stock Plan under which options, restricted shares, restricted share units and other awards may be made to key employees and directors. The Compensation Committee’s charter is available on the Company’s web site, www.nmhc.com, by clicking on “Investors,” then “Corporate Governance”. The Compensation Committee is composed of Gerald Angowitz (Chairman), Paul J. Konigsberg and Steven B. Klinsky. In fiscal 2007, the Compensation Committee met five times.

Goals of the Company’s Compensation Policies.
     A fundamental objective of the Compensation Committee’s executive compensation policies is to ensure that executives are provided incentives and compensated in ways that advance long-term stockholder value. The compensation policies of the Company further this objective by combining a base salary with a combination of short-term and long-term incentives designed to recognize outstanding contributions and provide incentives for the executives to perform at or above established goals. In part due to extensive recent management changes, the Compensation Committee has also focused on ensuring that the Company is able to attract and retain executive management talent in a competitive recruiting environment. The Compensation Committee attempts to maintain an effective balance between cash and equity awards to increase executive loyalty, align the executives’ interests with those of the stockholders, and create incentives for the executives to optimize their contributions to the Company.
Role of Executive Officers in Compensation Decisions.
     The Compensation Committee makes all final compensation decisions with respect to the Company’s executive officers, including the named executive officers. The Chief Executive Officer is reviewed annually by the Compensation Committee, and this review is discussed in detail with the Chief Executive Officer at a Compensation Committee meeting. The Chief Executive Officer is responsible for reviewing the performance of the other executive officers and has conversations with the Compensation Committee and its chairman regarding such reviews and suggested cash incentive awards, equity awards, and base salary changes.
     The Chief Executive Officer generally attends Compensation Committee meetings. The Compensation Committee also solicits the views of other board members with particular insight into relevant matters, who may, upon request, attend committee meetings in an observer capacity.
Establishing Compensation for Executive Officers.
     In furtherance of its objectives, the Compensation Committee has designed a compensation program consisting of three components: (i) base salary, (ii) an annual performance-based cash incentive award and (iii) equity awards. Previously, the Compensation Committee directly engaged Watson Wyatt, a human resources consulting firm, to analyze the Company’s executive compensation programs. Watson Wyatt last reviewed the Company’s executive compensation programs in August 2005 and provided a detailed analysis to the Compensation Committee. This analysis included benchmarking of salary, total cash and total direct compensation for the Company’s executive officers. The analysis also included a review of the then current long-term incentive award program and the award mix granted thereunder. The benchmarking entailed a review of eight companies with similar types of businesses and similar revenues when there was available proxy data for an equivalent position in these companies. The benchmarking also involved a review of the Watson Wyatt Data Services survey for companies in the healthcare and business services industries with gross revenue of approximately $450 million. When benchmarking data was not available for a position because of the unique aspects of the position, internal value was weighed along with internal peer group compensation. No compensation consultant was retained to review fiscal 2007 compensation. Nonetheless, the Company continued to use substantially the same methodology to review executive compensation. The analysis was done by the Company’s human resources department. The initial eight comparison companies used by Watson Wyatt were:
Accredo Health, Incorporated
Curative Health Services Co.
drugstore.com, inc.
HealthExtras, Inc.
LabOne, Inc. (acquired by Quest Diagnostics Incorporated)
BioScrip, Inc.
Nektar Therapeutics
Priority Healthcare Corporation

For fiscal 2007, the following five comparison companies were used:
drugstore.com, inc.
Nektar Therapeutics
The Trizetto Group, Inc.
HealthExtras, Inc.
Bioscrip, Inc.
In fiscal 2007, the Company utilized a more recent version of the Watson Wyatt Data Services survey for companies in the healthcare and business services industries with gross revenue of approximately $450 million.
     The Compensation Committee has attempted to maintain total compensation and each of the three individual elements of compensation at levels competitive with median (50th percentile) compensation levels. While we believe benchmarks are necessary to be competitive in our recruitment and retention efforts, the Compensation Committee will subjectively determine appropriate levels of compensation for executive officers based on various factors consistent with our compensation goals and philosophy.
     In designing and implementing the performance-based cash incentive plan and the equity grants, the Compensation Committee also attempted to put a significant portion of each executive’s compensation at risk, with the degree of risk positively correlating with the level of the executive officer’s responsibility.
Components of Fiscal 2007 Compensation for Executive Officers.
     For the fiscal year ended June 30, 2007 (“fiscal 2007”), there are seven named executive officers for the Company, three of whom terminated service with the Company during the fiscal year. The seven named executive officers are:

Name and Title	Hire/Promotion Date	Termination Date
Thomas Erickson Chairman/Interim President and Chief Executive Officer	February 23, 2007 (assumed interim President and CEO position May 21, 2007)	N/A
Stuart Diamond Chief Financial Officer	January 20, 2006	N/A
Martin Magill Senior Vice President, Sales	April 24, 2006 (promoted May 21, 2007)	N/A
James Smith Chief Executive Officer	August 30, 2004	May 21, 2007
Tery Baskin Chief Marketing Officer	March 1, 1993	May 21, 2007
Bill Masters Chief Information Officer	October 4, 2004	May 21, 2007
Mark Adkison Chief Specialty Officer	October 20, 2003	N/A
For fiscal 2007, the principal components of compensation for executive officers were:
     1. Base Salary. The Company provides all employees with a base salary to compensate the employee for services provided during the year. Generally, base salary adjustments for the executive officers are made when warranted at a Compensation Committee meeting during the first quarter of the fiscal year. The Compensation Committee may also make base salary adjustments throughout the fiscal year as warranted, such as when an executive officer is promoted or takes on additional responsibilities. As discussed above, base salaries generally are targeted to be near the 50th percentile of the survey and proxy data, where applicable, to maintain a market competitive compensation structure. The Compensation Committee may also consider other factors in determining base salary, including an executive’s exceptional performance during the previous fiscal year and recent changes in responsibility. Base salaries for the newly hired named executive officers generally were based upon market competitive compensation and the compensation provided to the executive’s predecessor. The Compensation Committee set the following base salaries for the named executive officers:

	Base Salary
Name	FY 2007		FY 2006
Thomas Erickson	$250,000		N/A
Stuart Diamond	$300,000		$275,000
Martin Magill	$275,000	(1)	$275,000
James Smith	$375,000		$375,000
Tery Baskin	$230,000		$230,000
Mark Adkison	$220,000		$207,000
(1) Martin Magill was promoted to Chief Marketing Officer from Senior Vice President of Sales on May 21, 2007. He did not receive a base salary increase in connection with this promotion.
     2. Annual performance-based cash incentive compensation. In order to align the executive officers’ interests with those of the stockholders, the Compensation Committee has determined that a significant amount of an executive’s compensation should be at-risk, incentive-based compensation. To this end, for fiscal year 2007, the Compensation Committee implemented an annual performance-based cash incentive compensation program. The current Chief Executive Officer did not participate in this annual performance-based cash incentive compensation program. The three components of an executive’s compensation under this program were: (i) achieving individual performance (30%); (ii) the Company achieving a net income target (50%); and (iii) the Company achieving a gross profit target (20%). For fiscal 2007, the following threshold, target and maximum levels were determined):

Measures	Weight	Threshold	Target	Maximum
Individual Performance	30%	0%	100%	150%
Net Income	50%	$9,957,000 (50% payout)	$12,447,000	$14,936,000 (150% payout)
Gross Profit	20%	$77,712,000 (50% payout)	$97,141,000	$116,569,000 (150% payout)
     Award payouts were made as a percentage of base salary. The Compensation Committee determined the target percentage of base salary during the first fiscal quarter, largely based upon the benchmarking discussed above, as well as additional discretionary factors, including a desire to put more of an executive’s compensation at risk due to increased responsibilities. After consideration of these factors, the Compensation Committee set the following target percentages of base salaries for the named executive officers for fiscal 2007:

Name	FY 2007 % of Base Salary
Thomas Erickson	N/A
Stuart Diamond	50%
Martin Magill	20%
James Smith	75%
Tery Baskin	50%
Mark Adkison	50%
     Individual performance measures and the related performance outcome measures for each of the executive officers were initially drafted during annual review sessions between the Chief Executive Officer and the executive officer. Each executive officer had criteria that were specific to that executive officer and the decision to award incentive compensation based upon individual performance is a subjective matter left to the discretion of the Compensation Committee.

     Net income and gross profit performance targets were determined by the Compensation Committee after consulting with the Company’s executives regarding the Company’s expected performance and operating goals for 2007. These targets were chosen as the financial measure components of the program because they were considered by the Compensation Committee as the best measures of the Company’s financial performance and the creation of stockholder value. Net income and gross profit were determined in accordance with generally accepted accounting principles.
     Award payments have been typically determined in the first fiscal quarter following the fiscal year (September 2007 for fiscal 2007) after the Compensation Committee reviews the Chief Executive Officer’s analysis of an executive officer’s performance with respect to individual performance measures and following the determination of net income and gross profit levels. Due to extensive recent management changes, the Compensation Committee did not determine awards for fiscal 2007 until November 13, 2007.
     In fiscal 2007, the Company did not achieve the threshold net income for bonuses to be paid based on that component. The Company achieved the gross profit threshold level for named executive officers to receive a bonus based on that component. Following the end of the fiscal year, the Chief Executive Officer reported to the Compensation Committee regarding individual executive performance. Based on this report, an analysis of the Company’s performance in fiscal 2007, and such other factors as the Compensation Committee deemed relevant in its discretion, the Compensation Committee approved payment of the following performance-based cash incentive compensation to the named executive officers:

		FY 2007 Bonus as % of
Name	FY 2007 Bonus	Base Salary
Thomas Erickson	N/A	N/A
Stuart Diamond	$60,000	20%
Martin Magill	$22,000	8%
James Smith	$0	0%
Tery Baskin	$0	0%
Mark Adkison	$44,120	20%
     3. Equity Incentive Grants. The Compensation Committee believes that equity awards encourage executive officers to focus on long-term Company performance and align the interests of executive officers with stockholders by increasing their ownership of the Company. All equity awards are made pursuant to the provisions of incentive plans approved by the Company’s stockholders. The Company values stock options by calculating their binomial value at the date of grant and values restricted stock awards by calculating their aggregate market value at the date of grant. The Compensation Committee has in the recent past utilized a four-year, cliff-vesting period for restricted stock awards and a vesting schedule of one-quarter annually for stock options. Existing ownership is not a factor in award determination, because we do not want to discourage executive officers from holding significant amounts of Company stock. Currently, the Company does not have ownership guidelines for executive officers.
     For fiscal 2005 and fiscal 2006, the Compensation Committee administered a long-term incentive award program (the “LTIA”). Target awards as a percentage of base salary were established during the first fiscal quarter and grants were made during the first fiscal quarter following the end of the fiscal year based upon the target awards, with the potential for the Compensation Committee to exercise downward discretion based upon an individual executive’s performance. Based upon the analysis done by Watson Wyatt and a consideration of the various attributes of different potential equity components of the LTIA, payments were made 50% in stock options and 30% in restricted stock. Some of the factors considered in making this determination were: the resiliency of restricted stock, the accounting treatment of options and restricted stock, and the greater leverage attained by executives with options. The Compensation Committee also considered other forms of awards, including performance shares and performance-vesting options, before deciding on the option and restricted stock mix. The remaining 20% of the award was intended to be used to match cash incentive award deferrals that could be rolled pre-tax into restricted stock under a Management Stock Purchase Plan, but this plan was never implemented and the remaining 20% was never granted in any form. Pursuant to this long-term incentive program, during September of 2006, the following non-qualified stock options for the purchase of the Company’s common stock and restricted shares of the Company’s common stock were granted to our named executive officers:

	Shares Subject to		Number of
	Time-Based Vesting	Exercise	Time-Based Vesting
Name	Option Grant	Price (1)	Restricted Shares
Stuart Diamond	21,560	$15.20	5,930
James Smith	43,110	$15.20	11,850
Tery Baskin	9,920	$15.20	2,730
(1) The exercise price per share equals the fair market value of the common stock on the date of grant.
     During the first quarter of fiscal 2007, the Compensation Committee established targets for the LTIA for fiscal 2007. The Compensation Committee later decided not to implement the LTIA and instead to grant discretionary equity awards following the end of the fiscal year, based upon the Compensation Committee’s assessment of an individual executive officer’s performance and the Company’s performance as a whole. This decision was based on the Compensation Committee’s consideration of the value intended to be delivered by the LTIA and desire to create a vehicle for retention of the named executive officers. A portion of the awards were also intended to compensate the named executive officers for the fact that the Management Stock Purchase Plan was never implemented. These awards consisted entirely of restricted stock because the Compensation Committee believes that restricted stock awards reduce the dilutive impact of equity grants to management as compared to equity grants consisting of stock options. The following restricted shares of the Company’s common stock were granted to our named executive officers:

Number of Time-Based
Name	Vesting Restricted Shares
Thomas Erickson	0
Stuart Diamond	46,000
Martin Magill	30,000
Mark Adkison	37,000
     New Hire Option Grant to Chairman. In the past, the Compensation Committee has also made one-time grants to executives following an executive’s hire, promotion, or as a reward for exceptional performance. On March 12, 2007, the Compensation Committee made a new-hire grant of an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $14.02 (the closing price of the Company’s common stock on the date of the grant) to Mr. Erickson in connection with his appointment as the Company’s Chairman of the Board of Directors. Mr. Erickson’s option grant vests and becomes exercisable, except as specifically provided for in the stock option agreement, upon the satisfaction of the following two conditions: (i) Mr. Erickson serves as a director of the Company through at least February 23, 2008 (the “First Anniversary”), or Mr. Erickson resigns at the request of the Board of Directors, or is involuntarily terminated on or prior to the First Anniversary; and (ii) a change in control (as defined in the Mr. Erickson’s Chairman Agreement with the Company, dated February 23, 2007 (the “NMHC Chairman Agreement”)) shall have occurred. The option immediately vests upon a change in control prior to the First Anniversary. This option expires on March 12, 2017. As discussed below in the section titled “Employment Agreement with Thomas W. Erickson, Chairman of the Board and Chief Executive Officer”, Mr. Erickson’s arrangement with the Company and the Company’s controlling stockholder is unique for several reasons.
     Retirement Plans. The only retirement plan that the Company has established for its executive officers is the Company’s 401(k) plan. The Company’s executive officers generally participate on the same terms as all other eligible Company employees. The Company matches 100% of the first 2.5% of eligible earnings contributed by employees, including the Company’s executive officers.
     Perquisites and Other Benefits. The Compensation Committee believes that compensation should not take the form of perquisites and has traditionally not provided executives with benefits that are not integral and directly related to the executive’s duties. Due in part to his historical arrangement with Pharmacy Associates Inc., a company that was acquired by the Company, Mr. Baskin received a car allowance, which will not continue during the term of Mr. Baskin’s severance arrangement. Mr. Smith’s employment arrangement with the Company also included a car allowance, which will continue during the term of his severance arrangement.
     Separation, Consulting, & General Release Agreements. Three of the named executive officers departed the Company during fiscal 2007. The Company entered into departure and general release agreements with these executives (and additionally with respect to Mr. Masters, a consulting agreement) in order to clarify the parties’ obligations going forward. The Company’s obligations under these new agreements were in lieu of the severance obligations owed to the executives under their existing employment agreements. Certain of the payments disclosed in the Summary Compensation Table below relate to the new agreements.
     On May 21, 2007, the Company announced that James F. Smith’s employment with the Company as President and Chief Executive Officer had terminated, effective immediately. On August 17, 2007, the Company and Mr. Smith entered into a Departure Agreement and General Release (the “Smith Departure Agreement”). Pursuant to the terms of the Smith Departure Agreement, the Company agreed, subject to certain limitations, to pay Mr. Smith (from the termination date) his prior salary ($375,000 per year) for a period not to exceed two years in an amount not to exceed a total of $750,000, as well as payments of $600 per month in connection with Mr. Smith’s former car allowance. In addition, the Company agreed to pay Mr. Smith’s COBRA premiums for his entire eligibility period but not past the end of the severance period. The Company also agreed to pay Mr. Smith $19,750 in lieu of any remaining benefits for health, dental and pharmaceutical coverage for the portion of the severance period for which benefits under COBRA are not available to Mr. Smith. Mr. Smith also agreed to completely release any and all past, present and future statutory, contract, tort and all other claims against the Company and its affiliates, subject to certain limitations.
     On May 21, 2007, the Company announced that Tery Baskin’s employment with the Company as Chief Marketing Officer/EVP of Business Development had terminated, effective immediately. On August 1, 2007, the Company and Mr. Baskin entered into a Departure Agreement and General Release (the “Baskin Departure Agreement”). Pursuant to the terms of the Baskin Departure Agreement, NMHC agreed to pay Mr. Baskin $8,846.15 per bi-weekly pay period for a twelve month period, subject to certain limitations. The Company will also pay Mr. Baskin a commission equal to three cents per net paid claim for the Arkansas State Employees account and the State of Arkansas Public School account, submitted during the period commencing on the 2007 renewal dates of each such account and ending on the third anniversary of the 2007 renewal dates, provided that Mr. Baskin provides any assistance reasonably requested by the Company in connection with the renewal of such contracts. Such commission payments shall not exceed a total of $83,333 per calendar year, and shall be no greater than $250,000 in the aggregate. Mr. Baskin also agreed to completely release any and all past, present and future statutory, contract, tort and all other claims against the Company and its affiliates, subject to certain limitations.
     On May 21, 2007, the Company announced that Bill Masters’ employment with the Company as Chief Information Officer had terminated, effective immediately. On June 4, 2007, the Company and Mr. Masters entered into a Consulting Agreement and Departure Agreement and General Release (the “Masters Departure Agreement”). Pursuant to the terms of the Masters Departure Agreement, after the termination of his employment as Chief Information Officer as of May 21, 2007, Mr. Masters continued to provide consulting services to the Company through June 28, 2007, consisting of various duties as were reasonably requested by the Company. During this time, the Company continued to pay Mr. Masters his regular base salary in the amount of $8,750 per bi-weekly pay period. For purposes of the Company’s 1999 Stock Option Plan and Amended and Restated 2000 Restricted Stock Grant Plan, Mr. Masters’ credited service continued until June 28, 2007. The Company also agreed to pay Mr. Masters’ present salary for a period not to exceed one year, beginning on June 28, 2007, subject to certain limitations. Mr. Masters also agreed to completely release any and all past, present and future statutory, contract, tort and all other claims against the Company and its affiliates, subject to certain limitations.

Employment Arrangement of Thomas W. Erickson, Chairman of the Board and Chief Executive Officer.
     On May 21, 2007, the Board of Directors of the Company appointed Thomas W. Erickson, the Chairman of the Board, to serve as the interim Chief Executive Officer and President. The Company is currently conducting a search for a new Chief Executive Officer and President. During his tenure as interim Chief Executive Officer, Mr. Erickson will continue to serve as Chairman of the Board and receive the compensation provided for under the NMHC Chairman Agreement.
     The NMHC Chairman Agreement is for a term of one year and provides for a payment by the Company of $250,000 for such year of service. Upon the request of Mr. Erickson at any time during the term of the NMHC Chairman Agreement, the Company will provide or reimburse Mr. Erickson for health, life and disability insurance and other benefits having terms and benefits commensurate with those generally made available to the Company’s most senior employees. Mr. Erickson received a new hire stock option grant to acquire 100,000 shares of the Company’s common stock pursuant to the Company’s 1999 Stock Option Plan (see “New Hire Option Grant to Chairman” on page 12 for the details of the grant).
     Since January 2007, Mr. Erickson has been providing consulting services to New Mountain Capital, through ECG Ventures, Inc. (“ECG”), of which Mr. Erickson is President and Chief Executive Officer and which is controlled by Mr. Erickson. New Mountain Capital is paying ECG $500,000 per year. New Mountain Capital is the Investment Manager of New Mountain Partners. Mr. Erickson and New Mountain Capital are currently negotiating the final terms of a consulting agreement (the “New Mountain Agreement”) pursuant to which it is anticipated that Mr. Erickson will provide, through ECG, strategic management services to New Mountain Capital with respect to its current and prospective investment activities, including with respect to the Company. The New Mountain Agreement is expected to have a term of one year and provide for a payment of $500,000 for such year of service. In addition, the New Mountain Agreement is anticipated to contain two bonus arrangements. Under the first bonus arrangement, New Mountain Capital is anticipated to pay Mr. Erickson a bonus of $1 million at the time that New Mountain Partners has exited its investment in the Company (in whole or in part) and has received a return equal to or greater than its investment. Under the second bonus arrangement, New Mountain Capital is anticipated to pay Mr. Erickson a bonus based on the increase in the Company’s common stock price over $12.41 (which was the closing price of the Company’s common stock shortly after Mr. Erickson and New Mountain Capital first discussed whether Mr. Erickson would consider providing services to New Mountain Capital), to be paid periodically as New Mountain Partners exits from its investment in the Company. These bonuses are anticipated to be prorated if Mr. Erickson’s service to New Mountain Capital ends prior to the expiration of the term by reason of his death or permanent disability. In addition, Mr. Erickson is not anticipated to be entitled to these bonuses if, prior to the expiration of the term, his services are terminated by reason of a termination for cause or a voluntary resignation by Mr. Erickson. Mr. Erickson’s entitlement to any unpaid bonus (or portion thereof) is anticipated to end if Mr. Erickson engages in business activities that compete with the Company’s business activities.
Employment Agreement and Certain Payments to Named Executive Officers upon Termination of Employment.
     Under the terms of various offer letters in effect with the executive officers during fiscal 2007, the executive officers were provided limited severance benefits in connection with termination of their employment without cause and for certain other reasons. The Committee determined in late fiscal 2007 that it was in the best interests of the Company to begin negotiating new employment agreements with all of the executive officers, excluding Mr. Erickson. The Committee’s determination was based, in part, on the desire to have a consistent agreement with each of the Company’s executive officers and, in part, on the desire to clarify the terms of each executive officer’s employment with the Company. The basic terms of these employment agreements were approved by the Compensation Committee on August 8, 2007 and Mr. Erickson was authorized to negotiate the specific terms of the employment agreements with each executive officer. The definitive employment agreements were entered into in November 2007 after the Compensation Committee approved the final terms of the employment agreements and the actions taken by Mr. Erickson in connection with negotiating the employment agreements.

     To enhance the Company’s chance of retaining executive officers, the agreements offer severance compensation to executive officers whose employment is terminated pursuant to one of the following permitted termination events: (i) termination without cause; (ii) termination due to the Company’s refusal to extend the one-year, automatically-renewing term of the agreement; (iii) termination due to incapacity; or (iv) termination due to death. If there is a change in control and an executive officer’s employment is terminated pursuant to one of the permitted termination events within two years of the change in control, then the executive officer is entitled to receive change in control compensation instead of severance compensation.
     Severance compensation and change in control compensation ensure that executive officers, or their estates, will receive adequate consideration if they are terminated through no fault of their own. This assurance encourages executive officers to remain with the Company and refrain from seeking employment elsewhere. Moreover, by providing change in control compensation, the new employment agreements allow executive officers to concentrate on making decisions in the best interests of the Company’s stockholders and offer an incentive for executives to remain employed with the Company for a certain amount of time following a change in control.
     Severance compensation includes 100% of the executive officer’s highest base salary in effect during the six month period immediately prior to the executive officer’s date of termination, as well as certain health and dental benefits for the executive, the executive officer’s spouse, and the executive officer’s children. In the event of termination by reason of death, the executive officer’s estate shall be paid severance compensation minus the product of any payments under any life insurance policy multiplied by the percentage of premiums of such policy that were paid by the Company. In the event of a termination due to incapacity, the executive officer’s estate shall be paid severance compensation minus the product of any payments for 12 months after the termination under any long-term disability policy multiplied by the percentage of premiums of such policy that were paid by the Company.
     Change in control compensation includes a payment of up to 150% of the executive officer’s highest base salary in effect during the period beginning six months immediately prior to the effective date of the change in control through the date of termination, as well as certain health and dental benefits for the executive, the executive’s spouse, and the executive officer’s children. The agreements also provide for payment to the executive officer of an amount necessary to reimburse the executive on an after-tax basis for any excise tax payable under Section 4999 of the Internal Revenue Code in connection with the change in control. This gross-up is provided to ensure that the agreements are market competitive and to allow executive officers to concentrate on making decisions in the best interests of the Company’s stockholders. Executive officers entitled to change in control compensation are required to remain in the employment of the Company for at least six months after the change in control as requested by the Company. Following a change in control, if the executive officer terminates employment for any reason other than death, incapacity, a refusal by the Company to extend the term of the agreement, good reason or a without cause, then the executive officer will be required to make certain payments to the Company that are based on the amount of harm suffered by the Company due to the executive officer’s termination.
     Executive officers are not eligible to collect severance compensation in addition to change in control compensation. Moreover, severance compensation, or change in control compensation if applicable, is the exclusive remedy of an executive in connection with a termination without cause, due to the Company’s refusal to extend the employment term, due to incapacity, or due to death.
     To be eligible for any severance or change in control compensation, the executive officer must execute and deliver to the Company a general release and a written resignation. Moreover, the Company is entitled to discontinue any severance compensation if the executive officer breaches certain restrictive covenants, including those related to non-competition, non-solicitation, confidentiality and preservation.

Tax and Accounting Implications.
     Deductibility of Executive Compensation. Part of the Compensation Committee’s role is to review and consider the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. To date the Compensation Committee has not considered Section 162(m) when making compensation decisions because of the current and historical levels of compensation. The compensation paid to our executive officers in fiscal 2007 did not exceed the limit for deductibility.
     Accounting for Stock-Based Compensation. Beginning on July 1, 2005, the Company began accounting for stock-based payments in accordance with the requirements of FASB Statement 123(R).
Compensation Decisions for Fiscal 2008.
     In October 2007, the Compensation Committee established base salaries for the year ending June 30, 2008 (“fiscal 2008”) for the named executive officers that remain with the Company. The Compensation Committee set the following base salaries for the named executive officers:

	Base Salary
Name	FY 2008	FY 2007
Thomas Erickson	$250,000	$250,000
Stuart Diamond	$300,000	$300,000
Martin Magill	$275,000	$275,000
Mark Adkison	$220,000	$220,000
     The new employment agreements set target bonuses for each of the executive officers at 50% of the executive’s base salary with the actual amount of any such bonus determined in the sole discretion of the Compensation Committee.
     The Compensation Committee also determined that it would continue to award equity grants on an entirely discretionary basis as discussed above. As described above, the Company granted restricted shares of the Company’s common stock to certain of our named executive officers in connection with entering into their employment agreements and in lieu of grants under the previous LTIA upon approval of the Compensation Committee.
Compensation Committee Report
     The following report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this report by reference therein.
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report on Form 10-K/A.
Respectfully submitted,
Gerald Angowitz (Chairman)
Paul J. Konigsberg
Steven B. Klinsky

Executive and Director Compensation Tables
     The following table summarizes the compensation paid to the Company’s named executive officers for fiscal 2007.
Summary Compensation Table

								Change in
								Pension Value
								and
								Nonqualified
							Non-Equity	Deferred
Name and Principal				Stock	Option		Incentive Plan	Compensation	All Other
Position	Year	Salary ($)	Bonus ($)	Awards($)(1)	Awards($)(1)		Compensation	Earnings	Compensation		Total ($)
Erickson, Thomas W. Chief Executive Officer*	2007	83,333	—	—	—		—	—	500,000	(3)	83,333
Smith, James F. Former Chief Executive Officer **	2007	347,596	—	80,677	570,534	(2)	45,000	—	4,077		1,047,885
Diamond, Stuart Chief Financial Officer	2007	295,192	60,000	39,774	429,631		55,000	—	6,250		885,847
Baskin, Tery Former Chief Marketing and Sales Officer **	2007	213,192	—	21,986	215,167		16,675	—	3,817		470,837
Magill, Marty Chief Sales Officer	2007	275,000	22,000	—	162,164		4,563	—	87,434	(4)	551,161
Masters, Bill Former Chief Information Officer ***	2007	226,154	—	21,333	245,655	(2)	34,178	—	881		528,201
Adkison, Mark Chief Specialty Officer	2007	218,561	44,120	17,344	112,881		42,000	—	6,012		440,918

*	Mr. Erickson was elected to our Board of Directors as Chairman on February 23, 2007 and appointed as interim Chief Executive Officer on May 21, 2007.

**	As of May 21, 2007, Mr. Smith’s and Mr. Baskin’s employment with NMHC was terminated.

***	As of May 21, 2007, Mr. Masters’ employment relationship as NMHC’s Chief Information Officer was terminated. However, Mr. Masters provided consulting services to NMHC through June 28, 2007.

(1) The amounts shown represent the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended June 30, 2007 in accordance with FAS 123(R) and include amounts from awards granted during and prior to fiscal 2007. Assumptions used in the calculation of these amounts are described in Note 11 to the Company’s consolidated financial statements for the fiscal year ended June 30, 2007, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 13, 2007. All awards were made under the Company’s 1999 Stock Option Plan and Amended and Restated 2000 Restricted Stock Grant Plan and are subject to individual award agreements, the forms of which were previously filed with the SEC.
(2) These options were forfeited in connection with termination of employment.
(3) The amount shown represents the fees paid by New Mountain Capital to ECG Ventures, Inc., of which Mr. Erickson is President and Chief Executive Officer and which is controlled by Mr. Erickson, for consulting services provided to New Mountain Capital.
(4) Includes $80,030 paid for legal fees incurred by Mr. Magill and $7,404 related to matching 401(k) plan contributions.
Grants of Plan-Based Awards

		Estimated Future Payouts Under			Estimated Future Payouts Under
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards
								All Other	All Other		Grant
								Stock	Option	Exercise	Date Fair
								Awards:	Awards:	or Base	Value of
								Number of	Number of	Price of	Stock
								Shares of	Securities	Option	and
								Stock or	Underlying	Awards	Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	($/sh)	Awards
Erickson, Thomas W. Chief Executive Officer*	3/12/2007	—	—	—	—	—	—	—	100,000	14.02	—
Smith, James Former Chief Executive Officer **	9/7/2006	—	—	—	—	—	—	11,850	43,110	15.20	8.52
Diamond, Stuart Chief Financial Officer	9/7/2006	—	149,999.98	211,499.97	—	—	—	5,930	21,560	15.20	8.52
Baskin, Tery Former Chief Marketing and Sales Officer **	9/7/2006	—	—	—	—	—	—	2,730	9,920	15.20	8.52
Magill, Marty Chief Sales Officer		—	54,999.98	77,549.98	—	—	—	—	—	N/A	N/A
Masters, Bill Former Chief Information Officer ***	9/7/2006	—	—	—	—	—	—	2,690	9,790	15.20	8.52
Adkison, Mark Chief Specialty Officer	9/7/2006	—	110,299.93	155,522.90	—	—	—	2,620	9,510	15.20	8.52

*	Mr. Erickson was elected to our Board of Directors as Chairman on February 23, 2007 and appointed as interim Chief Executive Officer on May 21, 2007.

**	As of May 21, 2007, Mr. Smith’s and Mr. Baskin’s employment with NMHC was terminated.

***	As of May 21, 2007, Mr. Masters’ employment relationship as NMHC’s Chief Information Officer was terminated. However, Mr. Masters provided consulting services to NMHC through June 28, 2007.

     During fiscal 2007, the Company was party to various offer letters with certain of our executive officers which included customary terms such as salary and benefit information, as well as provisions related to severance pay and benefits. The Compensation Committee determined in late fiscal 2007 to begin negotiating new employment agreements with all executive officers, excluding Mr. Erickson. The basic terms of these agreements were approved by the Compensation Committee on August 8, 2007 and Mr. Erickson was authorized to negotiate the specific terms of the employment agreements with each executive officer. The definitive employment agreements were entered into in November 2007 after the Compensation Committee approved the final terms of the employment agreements and the actions taken by Mr. Erickson in connection with negotiating the employment agreements. Please see the section titled “Employment Agreements and Certain Payments to Named Executive Officers Upon Termination of Employment” beginning on page 14 for additional information regarding these employment agreements.
Outstanding Equity Awards at Fiscal Year End

	Option Awards (1)					Stock Awards (2)
									Equity
			Equity						Incentive Plan
			Incentive						Awards:
			Plan Awards:					Equity Incentive	Market or
	Number of	Number of	Number of					Plan Awards:	Payout Value
	Securities	Securities	Securities			Number of		Number of	of Unearned
	Underlying	Underlying	Underlying			Shares or	Market Value of	Unearned Shares,	Shares, Units
	Unexercised	Unexercised	Unexercised	Option	Option	Units of Stock	Shares or Stock	Units or Other	or Other Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	that Have Not	Units of Stock That	Rights That Have	That Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Have Vested ($)	Not Vested (#)	Vested (#)
Erickson, Thomas W. Chief Executive Officer	—	—	100,000	14.02	3/12/2017	—	—	—	—
Smith, James Former Chief Executive Officer *	40,000	—	—	24.51	8/30/2014	—	—	—	—
Smith, James Former Chief Executive Officer *	6,068	—	—	27.50	12/2/2012	—	—	—	—
Diamond, Stuart Chief Financial Officer	18,750	56,250	—	31.00	1/27/2016	2,670	—	—	—
Diamond, Stuart Chief Financial Officer	2,782	8,352	—	30.16	1/20/2016	5,930	—	—	—
Diamond, Stuart Chief Financial Officer	—	21,560	—	15.20	9/7/2013	—	—	—	—
Baskin, Tery Former Chief Marketing and Sales Officer *	7,500	—	—	25.10	9/17/2014	—	—	—	—
Baskin, Tery Former Chief Marketing and Sales Officer *	12,500	—	—	22.22	1/3/2015	—	—	—	—
Baskin, Tery Former Chief Marketing and Sales Officer *	1,863	—	—	27.50	12/2/2012	—	—	—	—

Outstanding Equity Awards at Fiscal Year End

	Option Awards (1)					Stock Awards (2)
									Equity
			Equity						Incentive Plan
			Incentive						Awards:
			Plan Awards:					Equity Incentive	Market or
	Number of	Number of	Number of					Plan Awards:	Payout Value
	Securities	Securities	Securities			Number of		Number of	of Unearned
	Underlying	Underlying	Underlying			Shares or	Market Value of	Unearned Shares,	Shares, Units
	Unexercised	Unexercised	Unexercised	Option	Option	Units of Stock	Shares or Stock	Units or Other	or Other Rights
	Options	Options	Unearned	Exercise	Expiration	that Have Not	Units of Stock That	Rights That Have	That Have Not
Name	(#) Exercisable	(#) Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Have Vested ($)	Not Vested (#)	Vested (#)
Magill, Marty Chief Sales Officer	12,500	37,500	—	22.31	4/28/2013	—	—	—	—
Masters, Bill Former Chief Information Officer **	25,000	—	—	19.90	10/4/2014	—	—	—	—
Masters, Bill Former Chief Information Officer **	1,790	—	—	27.50	12/2/2012	—	—	—	—
Adkison, Mark Chief Specialty Officer	50,000	—	—	13.59	10/27/2008	1,400	—	—	—
Adkison, Mark Chief Specialty Officer	—	8,170	—	22.45	12/20/2014	2,620	—	—	—
Adkison, Mark Chief Specialty Officer	1,275	3,825	—	27.50	12/2/2012	—	—	—	—
Adkison, Mark Chief Specialty Officer	—	9,510	—	15.20	9/7/2013	—	—	—	—

*	As of May 21, 2007, Mr. Smith’s and Mr. Baskin’s employment with NMHC was terminated.
**	As of May 21, 2007, Mr. Masters’ employment relationship as NMHC’s Chief Information Officer was terminated. However, Mr. Masters provided consulting services to NMHC through June 28, 2007.
(1) The options granted to the executive officers vest in equal annual installments over a period of four years except the following: (i) the option to purchase 100,000 shares granted to Mr. Erickson vests upon a change of control; (ii) the option to purchase 40,000 shares granted to Mr. Smith vests in equal annual installments over a period of five years; (iii) the option to purchase 50,000 shares granted to Mr. Adkison vests in equal annual installments over a period of three years; and (iv) the option to purchase 8,170 shares granted to Mr. Adkison is subject to four year-cliff vesting.
(2) Subject to four year cliff-vesting.

Director Compensation Table

					Change in
					Pension Value
	Fees				and
	Earned or				Nonqualified
	Paid in			Non-Equity	Deferred
	Cash	Stock	Option	Incentive Plan	Compensation	All Other
Name	($)(1)	Awards ($)	Awards ($)	Compensation ($)	Earnings	Compensation ($)	Total ($)
Ajouz, Michael B.(4)	—	—	—	—	—	—	—
Angowtiz, Gerald	92,500	2,990	100,205	—	—	—	195,695
Durity, Harry G.	—	—	102,873	—	—	—	102,873
Flaherman, Michael T. (4)	—	—	—	—	—	—	—
Grusky, Robert R. (4)	—	—	—	—	—	—	—
Hébert, Daniel B.	71,250	2,990	21,611	—	—	—	95,851
Klinksy, Steven B. (2)	—	—	—	—	—	—	—
Konigsberg, Paul	88,750	2,990	100,205	—	—	—	191,945
Smith, James F. (2)	347,596	80,677	570,534	45,000	—	4,077	1,047,885
Shaw, David E. (3) (4)	—	—	—	—	—	—	—
(1) Mr. Erickson, our Chairman of the Board of Directors, is also a named executive officer of the Company and his compensation is reflected in the Summary Compensation Table. He is not included in this table.
(2) Mr. Smith resigned as a member of the Board of Directors, effective August 17, 2007. See the Summary Compensation Table for compensation information.
(3) Mr. Shaw resigned from our Board of Directors effective February 23, 2007.
(4) Messrs. Ajouz, Flaherman Grusky and Klinsky (and Shaw until his resignation) are appointed by New Mountain Partners and chose not to receive any compensation for serving as Directors.
Potential Payments Upon Termination or Change in Control
     Mr. Smith, Mr. Baskin and Mr. Masters departed the Company during fiscal 2007. The Company entered into departure and general release agreements with these named executive officers (and additionally with respect to Mr. Masters, a consulting agreement) in order to clarify the parties’ obligations going forward. The Company’s obligations under these new agreements were in lieu of the severance obligations owed to the executives under their existing employment agreements. Please see the section titled “Separation, Consulting, & General Release Agreements” beginning on page 13 for additional information regarding the terms of these agreements.

     On March 12, 2007, Mr. Erickson was granted an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $14.02 in connection with his appointment as the Company’s Chairman of the Board of Directors (see page 12 for the details of the grant). In the event Mr. Erickson (i) resigns at the request of the Board of Directors or is otherwise involuntarily terminated (in either case other than for cause as described in the NMHC Chairman Agreement) and (ii) a change of control has occurred, Mr. Erickson’s option shall vest and become fully exercisable. Mr. Erickson’s option also vests and becomes fully exercisable in the event of a change of control prior to February 23, 2008. Assuming Mr. Erickson’s option vested and became fully exercisable, the intrinsic value of such option award as of the end of Company’s most recent fiscal year based on the closing price of the Company’s common stock on June 29, 2007 was $198,000.
     Mr. Erickson and New Mountain Capital are currently negotiating the final terms the New Mountain Agreement pursuant to which it is anticipated that Mr. Erickson will provide, through ECG, strategic management services to New Mountain Capital with respect to its current and prospective investment activities, including with respect to the Company. Please see the section titled “Employment Arrangement of Thomas W. Erickson, Chairman of the Board and Chief Executive Officer” beginning on page 14 for additional information regarding the anticipated terms of the New Mountain Agreement. In the event of a change of control of the Company as of June 29, 2007, Mr. Erickson would have received a payment of $1 million under the anticipated terms of the New Mountain Agreement had it been in effect as of such date.
     During fiscal 2007, the Company’s employment of each of Mr. Diamond, Mr. Magill and Mr. Adkison was subject to the terms of an offer letter, which provided limited severance benefits for the executive in connection with the termination of his employment without cause and for certain other reasons. The Compensation Committee determined in late fiscal 2007 that it was in the best interests of the Company to begin negotiating new employment agreements with all of the executive officers, excluding Mr. Erickson. The Compensation Committee’s determination was based in part, on the desire to have a consistent agreement with each of the Company’s executive officers and, in part, on the desire to clarify the terms of each executive officer’s employment with the Company. The basic terms of these agreements were approved by the Compensation Committee on August 8, 2007 and Mr. Erickson was authorized to negotiate the specific terms of the employment agreements with each executive officer. The definitive employment agreements were entered into in November 2007 after the Compensation Committee approved the final terms of the employment agreements and the actions taken by Mr. Erickson in connection with negotiating the employment agreements. Please see the section titled “Employment Agreements and Certain Payments to Named Executive Officers Upon Termination of Employment” beginning on page 14 for additional information regarding these employment agreements. Had the new employment agreements been in effect as of the end of fiscal 2007, in the event of a termination of employment without cause as of June 29, 2007, Mr. Diamond would have received a severance payment of $300,000, plus certain benefits (estimated to be worth $10,203); Mr. Magill would have received a severance payment of $275,000, plus certain benefits (estimated to be worth $10,203); and Mr. Adkison would have received a severance payment of $220,000, plus certain benefits (estimated to be worth $10,203). In the event such termination of employment followed a change of control, Mr. Diamond would have received a severance payment of $450,000, plus certain benefits (estimated to be worth $10,203); Mr. Magill would have received a severance payment of $412,500, plus certain benefits (estimated to be worth $10,203); and Mr. Adkison would have received a severance payment of $330,000, plus certain benefits (estimated to be worth $10,203).
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth certain information, as of October 1, 2007, concerning the persons or entities known to us to be the beneficial owner of more than 5% of the shares of our common stock as well as the number of shares of common stock that our directors and certain executive officers beneficially own, and that our directors and executive officers own as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned. Unless otherwise indicated, the business address of each stockholder listed below is c/o National Medical Health Card Systems, Inc., 26 Harbor Park Drive, Port Washington, New York 11050.

		Number of Shares		Percentage
Name and Address of Beneficial Owner	Title of Class	Beneficially Owned		Owned
Principal Stockholders:
New Mountain Partners, L.P.	series A redeemable	6,790,797	(1)	55.1%**
787 Seventh Avenue, 49th Floor	convertible
New York, NY 10019	preferred stock
New Mountain Affiliated Investors, L.P.	series A redeemable	165,725	(1)	2.9%**
787 Seventh Avenue, 49th Floor	convertible
New York, NY 10019	preferred stock
Discovery Group I, LLC(2)	common stock	880,017		15.9%
191 North Wacker Drive, Suite 1685 Chicago, IL 60606
Pequot Capital Management, Inc.(3)	common stock	601,900		10.9%
500 Nyala Farm Road Westport, CT 06880
Millenco, L.L.C.(4)	common stock	492,457		8.9%
666 Fifth Avenue New York, NY 10103
Highbridge International LLC (5)	common stock	285,000		5.2%
27 Hospital Road Grand Cayman, Cayman Islands British West Indes
T. Rowe Price Associates, Inc.(6)	common stock	280,600		5.1%
100 E. Pratt Street Baltimore, MD 21202
S.A.C. Capital Advisors, LLC (7)	common stock	275,500		5.0%
72 Cummings Point Road Stamford, CT 06902

				Aggregate
				Stock Option
				Grants
				Exercisable
				within 60
				days of
				October	Percentage
Name of Beneficial Owner	Title of Class	Shares Owned		1, 2007	Owned
Directors and Executive Officers:
Steven B. Klinsky(8)	series A redeemable	6,956,522	(2)	—	55.7	%**
	convertible
	preferred stock
Michael B. Ajouz(9)	—	—		—	—
Gerald Angowitz	common stock	4,100		27,903	*
G. Harry Durity	common stock	—		20,653	*
Thomas W. Erickson(10)	—			—	—
Michael T. Flaherman(11)	—	—		—	—
Robert R. Grusky(12)	—	—		—	—
Daniel B. Hébert	common stock	—		1,250	—
Paul Konigsberg	common stock	—		27,903	*
David E. Shaw(13)	—	—		—	—
James F. Smith	common stock	—		—	—
Stuart Diamond	common stock	—		26,924	*
Bill Masters	common stock	—		—	—
Mark Adkison	common stock	—		53,653	*
Tery Baskin	common stock	37,850		—	*
Martin Magill	common stock	—		12,500	*
All executive officers and	common stock	6,998,472		170,786	56.7	%**
directors as a group (15 persons)

*	Less than 1%.

**	Assuming the conversion into common stock of (a) in the case of New Mountain Partners, L.P. and New Mountain Affiliated Investors, L.P., only the shares of series A redeemable convertible preferred stock held by such person, and (b) in the case of Mr. Klinsky and all executive officers and directors as a group, the shares of series A redeemable convertible preferred stock held by both New Mountain Partners, L.P. and New Mountain Affiliated Investors, L.P. Common stock issuable upon conversion of the series A redeemable convertible preferred stock is included in the number of outstanding common shares (denominator) calculation only for these persons.
(1)	This information is based upon a Schedule 13D/A filed by New Mountain Partners, L.P., New Mountain Affiliated Investors, L.P., New Mountain GP, LLC, New Mountain Investments, L.P. and Steven B. Klinsky, with the Securities and Exchange Commission on February 28, 2007. Assuming the conversion into common stock of (a) in the case of New Mountain Partners, L.P. and New Mountain Affiliated Investors, L.P., the shares of series A redeemable convertible preferred stock held by such person and (b) in the case of Mr. Klinsky and all executive officers and directors as a group, the shares of series A redeemable convertible preferred stock held by both New Mountain Partners, L.P. and New Mountain Affiliated Investors, L.P. The series A redeemable convertible preferred stock is convertible at $11.50 per share, and it is redeemable by New Mountain partners on March 19, 2014, and by the Company beginning on March 19, 2008, subject to certain conditions.

See footnote 3 of the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for a full description of the series A redeemable convertible preferred stock.
(2)	This information is based upon a Schedule 13G/A filed by Discovery Group I, LLC, Discovery Equity Partners, L.P., Daniel J. Donoghue and Michael R. Murphy, as a group, with the Securities and Exchange Commission on February 12, 2007 and subsequent filings on Form 4. As indicated therein, Discovery Group I, LLC, Daniel J. Donoghue and Michael R. Murphy had the shared voting and investment power of the 880,017 shares reported as beneficially owned. As of such date, Discovery Equity Partners, L.P. was the beneficial owner of 744,963 shares for which Discovery Group I, LLC, Daniel J. Donoghue and Michael R. Murphy had the shared voting and investment power. Discovery Equity Partners, L.P., Mr. Donoghue and Mr. Murphy are located at: Hyatt Center, 24th Floor, 71 South Wacker Drive, Chicago, Illinois 60606.
(3)	This information is based upon a Schedule 13G/A filed by Pequot Capital Management, Inc. (“Pequot”) with the Securities and Exchange Commission on March 12, 2007. Pequot is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940 and, as such, has beneficial ownership of the shares reported pursuant to the Schedule 13G/A through the investment discretion it exercises over its clients’ accounts. Pequot has reported therein that it has sole investment discretion over all 601,900 shares and sole voting authority over 588,800 of such shares.
(4)	This information is based upon a Schedule 13D/A filed by Millenco, L.L.C., Millennium Management, L.L.C. and Israel A. Englander, as a group, with the Securities and Exchange Commission on March 9, 2007. Millenco, L.L.C., a Delaware limited liability company (formerly Millenco, L.P., a Delaware limited partnership) (“Millenco”). Millenco is a broker-dealer and a member of the American Stock Exchange and the NASDAQ. Millennium Management, L.L.C., a Delaware limited liability company (“Millennium Management”), is the manager of Millenco, and consequently may be deemed to have voting control and investment discretion over securities owned by Millenco. Israel A. Englander (“Mr. Englander”) is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management. The foregoing should not be construed in and of itself as an admission by Millennium Management or Mr. Englander as to beneficial ownership of the shares owned by Millenco. The business address for Millennium Management and Mr. Englander is c/o Millennium Management, L.L.C., 666 Fifth Avenue, New York, New York 10103. Mr. Englander is a United States citizen.
(5)	This information is based upon a Schedule 13G filed by Highbridge International LLC, Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca, with the Securities and Exchange Commission on May 30, 2007. As indicated therein, Highbridge Capital Management, LLC, Highbridge International LLC, Glenn Dubin and Henry Swieca had the shared voting and investment power of the 285,000 shares reported as beneficially owned. Highbridge Capital Management, LLC is the trading manager of Highbridge International LLC. Glenn Dubin is a Co-Chief Executive Officer of Highbridge Capital Management, LLC. Henry Swieca is a Co-Chief Executive Officer of Highbridge Capital Management, LLC.
(6)	This information is based upon a Schedule 13G filed by T. Rowe Price Associates, Inc. (“T. Rowe Price”) with the Securities and Exchange Commission on February 14, 2007. T. Rowe Price has reported therein that it has sole investment discretion over all 280,600 shares and sole voting authority over 58,600 of such shares.
(7)	This information is based upon a Schedule 13G filed by S.A.C. Capital Advisors, LLC, S.A.C. Capital Management, LLC, S.A.C. Capital Associates, LLC and Steven A. Cohen, with the Securities and Exchange Commission on May 29, 2007. As indicated therein, S.A.C. Capital Advisors, LLC, S.A.C. Capital Management, LLC, S.A.C. Capital Associates, LLC and Steven A. Cohen had the shared voting and investment power of the 275,500 shares reported as beneficially owned.
(8)	New Mountain Investments, L.P. (“NMI”) is the general partner of New Mountain Partners, L.P. New Mountain GP, LLC (“NM”) is the general partner of each of New Mountain Partners, L.P, and New Mountain Affiliated Investors, L.P. Mr. Klinsky is the sole member of NM; his address is 787 Seventh Avenue, 49th Floor, New York, NY 10019. Each of Mr. Klinsky and NM disclaims beneficial ownership of the shares that may be owned by New Mountain Partners, L.P., New

Mountain Affiliated Investors, L.P. and NMI, except to the extent of his and its pecuniary interest therein.
(9)	Mr. Ajouz is a limited partner in NMI which is the general partner of New Mountain Partners, L.P. Mr. Ajouz disclaims beneficial ownership of the shares owned by New Mountain Partners, L.P., except to his pecuniary interest therein.
(10)	Mr. Erickson was appointed by New Mountain Partners, L.P. and New Mountain Affiliated Investors, L.P. and elected to our Board of Directors as chairman on February 23, 2007 to fill the vacancy created by the resignation of Mr. Shaw. Mr. Erickson was appointed interim chief executive officer and president on May 21, 2007. See page 12 for a description of his compensation including the grant of an option to purchase 100,000 shares of the Company’s common stock.
(11)	Mr. Flaherman is a limited partner in NMI which is the general partner of New Mountain Partners. Mr. Flaherman disclaims beneficial ownership of the shares owned by New Mountain Partners, L.P., except to his pecuniary interest therein.
(12)	Mr. Grusky is a limited partner in NMI which is the general partner of New Mountain Partners, L.P. Mr. Grusky disclaims beneficial ownership of the shares owned by New Mountain Partners, L.P., except to his pecuniary interest therein.
(13)	Mr. Shaw, a director appointed by New Mountain Partners, L.P. and New Mountain Affiliated Investors, L.P., resigned from our Board of Directors, effective February 23, 2007.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2007:

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants,	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))
Equity Compensation Plans approved by security holders (1)	1,144,136	$22.22	1,115,107
Equity Compensation Plans approved by security holders (2)	42,540	—	657,460
Equity Compensation Plans not approved by security holders	—	—	—

(1)	Reflects information about outstanding and issuable options under the 1999 Stock Option Plan, as amended.

(2)	Reflects information about outstanding and issuable restricted stock awards under the Amended and Restated 2000 Restricted Stock Grant Plan.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Director Independence
     The Board of Directors has determined that Messrs. Angowitz, Konigsberg and Hébert are independent directors, and that each of them will be independent for the purposes of Nasdaq’s amended governance listing standards. The remaining members of the Board of Directors do not satisfy the SEC and the Nasdaq “independence” definitions and therefore our board does not have a majority of independent directors. This is permissible under applicable Nasdaq listing standards because New Mountain Partners owns more than 50% of the voting power of our stock. As a “controlled company” within the meaning of relevant Nasdaq listing standards (Rule 4350(c)), we are not required to comply with certain provisions that would require us to have a majority of independent directors serving on our Board of Directors, or our standing Nominating and Corporate Governance and Compensation Committees, all of whose members must be “independent” under Nasdaq standards. In creating this exception, the Nasdaq has recognized that majority shareholders, including parent companies, have the right to select directors and control certain key decisions, such as executive officer compensation, by virtue of their stock ownership rights. To summarize, because we are a controlled company, we are exempt from certain of the requirements of the Nasdaq listing standards, including those relating to having:
     (1) a majority of independent directors on the board; as noted, the Board of Directors has determined that only three of the 9 directors will be “independent” under applicable Nasdaq and SEC requirements because the remaining directors are either our executive officers or are affiliated with our controlling stockholder, New Mountain Partners, LP;
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
Indebtedness of Management
     For fiscal year ended June 30, 2007, our officers, directors and affiliates have no indebtedness to us.
Related Party Transactions
     It is our policy to have the Audit Committee review and approve all related party transactions. For fiscal year ended June 30, 2007, we had two related party transactions (see description of real estate transaction with Living In Style, LLC as described below under “Real Estate” in this Item 13 and the consultant relationship with Mr. James Bigl in Footnote 12 of our Annual Report on Form 10-K for fiscal year ended June 30, 2007). Our Audit Committee reviewed and approved both of the related party transactions.
Real Estate
     We rented two houses from Living In Style, LLC, an entity owned partially by Tery Baskin, a former executive officer, and James Bigl, a former Chairman and Chief Executive Officer, which were used for out-of-town employees when they were visiting our Port Washington, New York headquarters. Pursuant to leases dated May 1, 2002, which expired April 30, 2007, we paid an aggregate of $128,000 in rent for these two facilities during the fiscal year ended June 30, 2007. Upon their expiration, we did not renew the leases for these two houses. We believe the related party transactions described above were negotiated on terms as favorable in the aggregate as could have been obtained from unrelated third parties.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of our annual consolidated financial statements for the fiscal years ended June 30, 2007 and June 30, 2006, as well as fees billed for other services rendered by Ernst & Young LLP during those periods:

	Fiscal 2007	Fiscal 2006
Audit Fees(1)	$1,706,939	$863,000
Audit-Related Fees(2)	$—	$50,000
Tax Fees (3)	$—	$—
All Other Fees(4)	$22,629	$—
Total Fees	$1,729,568	$913,000

(1)	Audit fees are fees paid for professional services rendered for the audit of our annual consolidated financial statements, the audit of management’s assessment of our internal control over financial reporting and Ernst & Young’s own audit of our internal control over financial reporting, and for reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q. Audit fees also include fees for work generally only the independent auditor can be expected to provide such as services associated with documents filed with the SEC and with assistance in responding to SEC comment letters, as well as reports on internal control reviews required by regulators.

(2)	Audit-related fees are fees paid for assurance and related services performed by our independent auditors including due diligence services related to contemplated mergers and acquisitions, and consulting on various accounting matters. Fees for these services have been approved by our Audit Committee.

(3)	Tax fees are fees paid for tax compliance, tax planning and tax advice.

(4)	All other fees include any fees earned for services rendered by Ernst & Young LLP during 2007 and 2006 which are not included in any of the above categories. Fees for these services have been approved by our Audit Committee.
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
     All fiscal year 2007 audit and non-audit services provided by the independent registered public accounting firm were pre-approved.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     The following documents are being filed as part of this report on Form 10-K/A:
     (b) Exhibits

Exhibit
Number	Description of Exhibit
2.1+	Stock Purchase Agreement dated as of July 31, 2003 by and among NMHC and Portland Professional Pharmacy, Portland Professional Pharmacy Associates and the individuals listed on Schedule I thereto (4)

2.2+	Amended and Restated Preferred Stock Purchase Agreement dated November 26, 2003 by and between NMHC and New Mountain Partners, L.P. (6)

2.3+	Asset Purchase Agreement dated as of April 1, 2004 among NMHC, Inteq PBM, LP, Inteq-RX Group, LLP, and the other persons named therein (9)

2.4+	Stock Purchase Agreement dated March 7, 2005 by and among NMHC, PCN Acquisition Corp., Pharmaceutical Care Network, and California Pharmacists Association (15)

3.1	Certificate of Incorporation of NMHC (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of NMHC (8)

3.3	Amended and Restated By-Laws of NMHC (16)

4.1	Specimen of Common Stock Certificate (25)

4.2	Specimen of Series A Redeemable 7% Convertible Preferred Stock Certificate (25)

4.3	Form of Representatives’ Warrant Agreement by and among NMHC, Ryan, Beck & Co., Inc. and Pennsylvania Merchant Group, including form of Warrant Certificate (1)

4.4	Certificate of Designations, Preferences and Rights of Series A Redeemable 7% Convertible Preferred Stock of NMHC (8)

4.5	Registration Rights Agreement dated March 19, 2004 by and among NMHC, New Mountain Partners, L.P. , and New Mountain Affiliated Investors, L.P. (25)

10.1+	Credit Agreement dated as of January 28, 2005 among NMHC, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger (14)

10.2	Amendment No. 1 to Credit Agreement, dated as of March 7, 2005 to the Credit Agreement dated as of January 28, 2005 by and among NMHC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (25)

10.3	Amendment No. 2 to Credit Agreement, dated as of September 28, 2005 to the Credit Agreement dated as of January 28, 2005 by and among NMHC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (25)

10.4	Amendment No. 3 and Waiver to Credit Agreement, dated as of December 8, 2006 to the Credit Agreement dated as of January 28, 2005 by and among NMHC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (22)

Exhibit
Number	Description of Exhibit
10.5	Waiver to Credit Agreement, dated as of February 16, 2007 to the Credit Agreement dated as of January 28, 2005 by and among NMHC, JPMorgan Chase Bank, N.A., as Administrative Agent and the Lenders party thereto (23)

10.6	Lease Agreement dated November 18, 2002 between Sunbeam Development Corporation and NMHCRx Mail Order, Inc. (4)

10.7	Lease Expansion and Modification Agreement dated July 31, 2003 between Sunbeam Development Corporation and NMHCRx Mail Order, Inc. (4)

10.8*	Prime Vendor Agreement dated May 1, 2006, by AmerisourceBergen Drug Corporation, and NMHCRx Mail Order, Inc. d/b/a NMHC Mail (20)*

10.9	Health Card Sublease Agreement dated as of December 1, 2004, between BFS Realty, LLC, as Sublessor and NMHC, as Sublessee (25)

10.10#	NMHC Amended and Restated 2000 Restricted Stock Grant Plan (12)

10.11#	NMHC 1999 Stock Option Plan, as amended on March 18, 2004 (8)

10.12#	Form of Restricted Stock Grant Agreement (19)

10.13#	Form of Stock Option Agreement between NMHC and Non-Employee Directors dated May 4, 2004 for a grant of 15,000 shares of common stock (10)

10.14#	Form of Stock Option Agreement between NMHC and Non-Employee Directors dated May 4, 2004 for a grant of 20,000 shares of common stock (10)

10.15#	Form of Stock Option Agreement between NMHC and Senior Management dated December 20, 2004 (13)

10.16#	Form of Stock Option Agreement between NMHC and Non-Employee Directors dated December 21, 2004 (13)

10.17#	Form of Stock Option Agreement between NMHC and Non-Employee Directors (17)

10.18#	Form of Stock Option Agreement between NMHC and Senior Executive Officers (17)

10.19#	Form of Severance Agreement and General Release for Senior Executive Officers (17)

10.20#	Form of Excise Tax Gross-Up Agreement between NMHC and Executive Officers(21)

10.21#	Form of Indemnification Agreement (19)

10.22#	Employment Agreement by and between NMHC and Mr. Stuart Diamond, dated December 16, 2005 (18)

10.23#	Agreement by and between NMHC and Mr. Thomas W. Erickson, dated February 23, 2007 (24)

10.24#	Stock Option Agreement by and between NMHC and Mr. Thomas W. Erickson, dated March 12, 2007 (25)

10.25#	Consulting Agreement and Departure Agreement and General Release Agreement between NMHC and Mr. Bill Masters, dated June 4, 2007 (25)

10.26#	Departure Agreement and General Release between NMHC and Mr. Tery Baskin, dated August 1, 2007 (25)

Exhibit
Number	Description of Exhibit
10.27#	Stock Option Agreement dated August 30, 2004 between NMHC and Mr. James F. Smith (11)

10.28#	Employment Agreement dated August 30, 2004 by and between NMHC and Mr. James F. Smith (11)

10.29#	Departure Agreement and General Release between NMHC and Mr. James F. Smith, dated August 17, 2007 (25)

10.30#	National Medical Health Card Fiscal Year 2007 Corporate Incentive Plan (25)

10.31#	Form of Severance Agreement with executive officers (25)

10.32	Support Agreement dated October 30, 2003, by and among NMHC, the Persons listed as stockholders on Schedule A attached thereto, and New Mountain Partners L.P. (7)

10.33	Management Rights Letter dated March 19, 2004, by and between New Mountain Partners, L.P., a Delaware limited partnership and NMHC (25)

10.34#	Employment Agreement dated June 4, 2001, between NMHC and Mr. Tery Baskin (3)

10.35#	General Release dated June 28, 2007, between NMHC and Mr. Bill Masters (25)

10.36#	Stock Option Agreement dated October 27, 2003 between NMHC and Mr. Mark Adkison (25)

10.37#	Stock Option Agreement dated May 6, 2005 between NMHC and Mr. Robert Kordella (25)

10.38#	Stock Option Agreement dated October 4, 2004 between NMHC and Mr. Bill Masters (11)

10.39#	Stock Option Agreement dated September 17, 2004 between NMHC and Mr. Tery Baskin (25)

21.1	List of Subsidiaries (25)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (25)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act (25)

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act (25)

31.3	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.4	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act (25)

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act (25)

*	Certain information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portion.

#	Management contract or compensatory plan or arrangement.

+	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
(1)	Denotes document filed as an Exhibit to NMHC’s Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.
(2)	Denotes document filed as Exhibit C to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.
(3)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference.
(4)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.
(5)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K/A Amendment Number 2 for the fiscal year ended June 30, 2003 and incorporated herein by reference.
(6)	Denotes document filed as Annex B to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on February 19, 2004 and incorporated herein by reference.
(7)	Denotes document filed as Annex E to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on February 19, 2004 and incorporated herein by reference.
(8)	Denotes document filed as an Exhibit to NMHC’s Form 10-Q for the fiscal quarter ended March 31, 2004 and incorporated herein by reference.
(9)	Denotes document filed as an Exhibit to NMHC’s Form 8-K filed on April 14, 2004 and incorporated herein by reference.
(10)	Denotes document filed as an exhibit to NMHC’s Form 10-K for the fiscal year ended June 30, 2004 and incorporated herein by reference.
(11)	Denotes document filed as an exhibit to NMHC’s Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference.
(12)	Denotes document filed as Appendix D to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on October 28, 2004 and incorporated herein by reference.
(13)	Denotes document filed as an exhibit to NMHC’s Form 10-Q for the fiscal quarter ended December 31, 2004 and incorporated herein by reference.
(14)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on February 3, 2005 and incorporated herein by reference.
(15)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on March 11, 2005 and incorporated herein by reference.

(16)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on November 14, 2005 and incorporated herein by reference.
(17)	Denotes document filed as an exhibit to NMHC’s Form 10-Q for the fiscal quarter ended December 31, 2005 and incorporated herein by reference.
(18)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on January 26, 2006 and incorporated herein by reference.
(19)	Denotes document filed as an exhibit to NMHC’s Form S-8 filed on February 3, 2006 and incorporated herein by reference.
(20)	Denotes document filed as an exhibit to NMHC’s Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference.
(21)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on September 22, 2006 and incorporated herein by reference.
(22)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on December 13, 2006 and incorporated herein by reference.
(23)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on February 20, 2007 and incorporated herein by reference.
(24)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on February 28, 2007 and incorporated herein by reference.
(25)	Denotes document filed as an exhibit to NMHC’s Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
By /s/ Thomas W. Erickson
Thomas W. Erickson
Chairman of the Board, Chief Executive Officer and President

Date: December 4, 2007