Form 10-Q
period 2007-12-31
NATIONAL MEDICAL HEALTH CARD SYSTEMS INC
filed 2008-02-08
CIK 813562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________ to _______________
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One): Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐ Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     As of the close of business on February 6, 2008, the registrant had 5,558,871 shares of common stock, $.001 par value, issued and outstanding.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
PART I — FINANCIAL INFORMATION

Forward Looking Statements
This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about us, our business and future financial results of the pharmacy benefit management (“PBM”) and specialty pharmacy industries and other legal, regulatory and economic developments. We use words such as “may,” “could,” “estimate,” “believe,” “anticipate,” “intend,” “expect” and similar expressions to identify these forward-looking statements. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors. These factors include risks relating to pricing, competition in the bidding and proposal process, our ability to consummate contract negotiations with prospective customers, dependence on key members of management, government regulation, acquisitions and affiliations, the market for PBM services and other factors.
The foregoing factors are not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in our Annual Report on Form 10-K and other documents filed from time to time with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31,	June 30,
	2007	2007
	(unaudited)
Assets
Current Assets:

Cash and cash equivalents	$7,620	$1,925
Restricted cash	16,509	19,276
Accounts receivable, net	62,458	62,465
Rebates receivable	30,165	42,417
Inventory	6,224	6,250
Prepaid expenses and other current assets	2,109	2,758
Deferred tax assets	1,952	1,913

Total current assets	127,037	137,004

Property and equipment, net	12,387	14,541
Intangible assets, net	2,312	2,551
Goodwill	99,414	99,414
Other non-current assets	637	799

Total Assets	$241,787	$254,309

Liabilities, Redeemable Preferred Equity and Common Stockholders’ Equity
Current Liabilities:

Claims payable to pharmacies	$60,272	$58,872
Rebates payable to customers	34,591	44,326
Trade and other payables and accrued expenses	17,626	22,528
Current portion of capital lease obligations	939	989
Customer deposits payable	13,140	12,244
Other current liabilities	214	954

Total current liabilities	126,782	139,913

Capital lease obligations, less current portion	1,245	1,486
Other non-current liabilities	1,518	1,803
Deferred tax liabilities	8,947	8,781

Total liabilities	138,492	151,983

Commitments and Contingencies
Redeemable Preferred Equity:

Series A redeemable convertible preferred stock $.10 par value; 15,000,000 shares authorized, 6,956,522 issued and outstanding, Aggregate liquidation preference of $82,823,017	77,052	76,813

Common Stockholders’ Equity:

Common Stock, $.001 par value; 35,000,000 shares authorized, 10,198,647 and 10,158,221 shares issued, 5,558,747 and 5,518,321 outstanding, respectively	10	10
Additional paid-in capital	134,599	133,120
Accumulated deficit	(56,487)	(55,738)
Treasury stock at cost, 4,639,900 shares	(51,879)	(51,879)

Total common stockholders’ equity	26,243	25,513

Total Liabilities, Redeemable Preferred Equity and Common Stockholders’ Equity	$241,787	$254,309

The accompanying condensed notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share data)
(UNAUDITED)

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenue (excludes participant co-payments retained by the pharmacies of $54,411, $70,656, $106,799 and $145,290, respectively)	$168,943	$199,304	$333,850	$388,017
Cost of claims (excludes participant co-payments retained by the pharmacies of $54,411, $70,656, $106,799 and $145,290, respectively)	148,393	176,607	293,636	343,118

Gross profit	20,550	22,697	40,214	44,899

Selling, general and administrative expenses	20,227	20,208	41,790	40,044

Operating income (loss)	323	2,489	(1,576)	4,855

Other income (expense):
Interest expense	(75)	(101)	(176)	(250)
Interest income	579	380	1,151	811
Other income, net	—	8	2	21

	504	287	977	582

Income (loss) before provision (benefit) for income taxes	827	2,776	(599)	5,437
Provision (benefit) for income taxes	68	1,262	(89)	2,511

Net income (loss)	759	1,514	(510)	2,926
Redeemable convertible preferred stock cash dividends	—	1,411	—	2,823
Accretion of transaction expenses	119	119	239	239

Net income (loss) available to common stockholders	$640	$(16)	$(749)	$(136)

Earnings (loss) per common share:
Basic	$0.12	$0.00	$(0.14)	$(0.03)

Diluted	$0.12	$0.00	$(0.14)	$(0.03)

Weighted average number of common shares outstanding:
Basic	5,535	5,469	5,528	5,430

Diluted	5,535	5,469	5,528	5,430

The accompanying condensed notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balances at June 30, 2007	10,158	$10	$133,120	$(55,738)	4,640	$(51,879)	$25,513

Accretion of transaction expenses related to preferred stock offering	—	—	—	(239)	—	—	(239)
Exercise of stock options	36	—	266	—	—	—	266
Issuance of common stock for consulting services	4	—	63	—	—	—	63
Stock option income tax benefit	—	—	47	—	—	—	47
Issuance of common stock in connection with restricted stock activity	1	—	—	—	—	—	—
Stock-based compensation	—	—	1,103	—	—	—	1,103
Net loss	—	—	—	(510)	—	—	(510)

Balances at December 31, 2007	10,199	$10	$134,599	$(56,487)	4,640	$(51,879)	$26,243

The accompanying condensed notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six Months Ended
	December 31,	December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(510)	$2,926
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,977	4,578
Issuance of common stock for consulting services	63	—
Stock-based compensation expense	1,103	2,068
Amortization of deferred gain	—	(21)
Amortization of deferred financing costs	182	56
Loss on impairment of capital assets	95	—
Provision for doubtful accounts	136	911
Deferred income tax provision	127	1,022
Excess tax benefit from exercise of stock options	(7)	—
Net changes in assets and liabilities:
Restricted cash	2,767	381
Accounts receivable, net	(129)	(4,771)
Rebates receivable	12,252	1,863
Inventory	26	(613)
Prepaid expenses and other current assets	649	(2,972)
Other non-current assets	(20)	(175)
Claims payable to pharmacies	1,400	(5,539)
Rebates payable to customers	(9,735)	4,792
Trade and other payables and accrued expenses	(4,924)	(4,005)
Customer deposits payable	896	2,205
Other current liabilities	(693)	5,371
Other non-current liabilities	(285)	(70)

Net cash provided by operating activities	7,370	8,007

Cash flows from investing activities:
Capital expenditures	(1,419)	(2,439)
Acquisition of PPP	—	(901)
Acquisition of MPP	—	(100)
Proceeds from sale of capital assets	—	5

Net cash used in investing activities	(1,419)	(3,435)

Cash flows from financing activities:
Proceeds from exercise of stock options	266	1,852
Payment of redeemable convertible preferred stock cash dividends	—	(1,412)
Excess tax benefit from exercise of stock options	7	—
Repayments of capital lease obligations	(529)	(1,662)

Net cash used in financing activities	(256)	(1,222)

Net increase in cash and cash equivalents	5,695	3,350
Cash and cash equivalents at beginning of period	1,925	8,410

Cash and cash equivalents at end of period	$7,620	$11,760

The accompanying condensed notes are an integral part of these consolidated financial statements.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

1. BUSINESS AND BASIS OF PRESENTATION
National Medical Health Card Systems, Inc. (the “Company” or “NMHC”) provides comprehensive pharmacy benefit management (“PBM”) services to plan customers, which include managed care organizations, local governments, unions, corporations, health maintenance organizations (“HMO”), employers, workers’ compensation plans, third party health care plan administrators and federal and state government programs through its network of licensed pharmacies throughout the United States. The Company’s PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy claims management, specialty pharmacy claims management, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access and reporting and information analysis. The Company owns a mail service pharmacy (“Mail Service”) and a specialty pharmacy (“Specialty Service”). In addition, the Company is a national provider of drug benefits to its customers under the federal government’s Medicare Part D program.
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
Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current period presentation for comparative purposes.
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
The adoption of the provisions of FIN 48 did not have an impact on the Company’s consolidated financial position. The Company does not have any unrecognized tax benefits and has not recognized any interest or penalties in the consolidated statements of income for the periods presented. The Company’s continuing

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

practice is to record any interest or penalties related to tax positions in selling, general and administrative expenses in its consolidated statements of income. The Company files income tax returns in the U.S. federal jurisdiction and various states. There is currently an Internal Revenue Service (“IRS”) examination in process for the fiscal years ended June 30, 2006 and 2005. The examination is in the beginning stages and no projections as to the outcome can be made at this time. The Company is no longer subject to U.S. federal income tax examinations by the IRS and most state and local authorities for fiscal tax years ended prior to July 1, 2003. Certain state authorities may subject the Company to examination for fiscal tax years ended June 30, 2003.
3. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (ii) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 is effective for fiscal years that begin after November 15, 2007, which for the Company is July 1, 2008, and will be applied prospectively. The Company is currently evaluating the impact SFAS No. 157 will have on its consolidated financial statements and is not yet in a position to determine what, if any, effects SFAS No. 157 will have on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007, which for the Company is July 1, 2008, and will be applied prospectively. The Company is currently evaluating the impact SFAS No. 159 will have on its consolidated financial statements and is not yet in a position to determine what, if any, effects SFAS No. 159 will have on the consolidated financial statements.
4. MEDICARE PRESCRIPTION DRUG PLAN SPONSOR
In July 2006, the Company received approval from the Centers for Medicare & Medicaid Services (“CMS”) to operate as a national prescription drug plan (“PDP”) sponsor under Part D of the Medicare program through its wholly-owned subsidiary, NMHC Group Solutions Insurance, Inc. (“NMHC Group Solutions”), which commenced on January 1, 2007. As an approved PDP sponsor, NMHC Group Solutions is able to provide PDP Medicare benefits to employer groups wishing to contract indirectly with CMS to offer a PDP to eligible members. In addition, as an approved PDP sponsor, NMHC Group Solutions is able to operate as a risk-bearing entity for employer groups.
Effective January 1, 2008, NMHC Group Solutions entered into a contract with CMS to provide “800 Series Only” Medicare Part D benefits solely to employer groups and discontinued offering its PDP to individual enrollees. In addition, effective January 1, 2008, NMHC Group Solutions only provides non-risk bearing Medicare benefits to employer groups that will directly reimburse it for any prescription drug costs. NMHC Group Solutions does not intend to offer its PDP to employer groups in instances where it could be subject to risk. This change in PDP offerings may allow NMHC Group Solutions to decrease the statutory capital and surplus amounts maintained in its restricted cash accounts and to no longer be subject to state licensure requirements in the majority of the 50

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

states and territories, other than in its domicile state of Delaware.
In order for NMHC Group Solutions to maintain its risk-bearing licensures, it must fulfill statutory capital and surplus requirements. NMHC Group Solutions currently maintains $5,285 in a restricted cash account to fulfill such requirements. Currently, NMHC Group Solutions holds licensure in its domicile state, Delaware, and in four additional states to operate as a risk-bearing entity under Part D of the Medicare program. As of December 31, 2007, NMHC Group Solutions had $102 in escrow for the protection of Delaware policyholders and an additional $616 in Delaware accounts set aside to fulfill other state deposit requirements. CMS also requires that NMHC Group Solutions maintain $100 in a restricted escrow account for the benefit of policyholders to comply with insolvency requirements.
5. RESTRICTED CASH
Restricted cash balances were $16,509 and $19,276 as of December 31, 2007 and June 30, 2007, respectively. These cash balances are primarily restricted in order (i) for the Company to maintain its risk-bearing licensures and continue to apply for additional licensures in the various states relating to its PDP, (ii) for the Company to comply with contractual terms with customers, and (iii) to satisfy liabilities incurred by the Company on the customer’s behalf for the adjudication of pharmacy claims. Once the Company adjudicates pharmacy claims on behalf of a customer in which it’s maintaining restricted cash, the Company reclassifies such restricted cash into cash and cash equivalents.
6. NEW MOUNTAIN TRANSACTION
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
The Series A Preferred Stock provides for an initial annual cash dividend equal to 7% of the investment amount,

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

which decreases to 3.5% after the fifth anniversary of issuance. Initially, the Series A Preferred Stock was convertible into common stock at a price of $11.50 per share of common stock, or an aggregate of 6,956,522 shares of the Company’s common stock. Subject to certain conditions, the aggregate liquidation value of the Series A Preferred Stock is the greater of $11.50 per share plus all unpaid dividends, whether or not declared, or the amount that would be payable to a holder of the Series A Preferred Stock if the Series A Preferred Stock was converted into common stock immediately prior to the liquidation. The Company’s Board of Directors did not declare a dividend on the Series A Preferred Stock for the fiscal quarters ended September 30, 2007 and December 31, 2007. Accordingly, the aggregate liquidation value of the Series A Preferred Stock increased by $2,823 and the number of shares of common stock into which the preferred stock may convert increased by 245,479.
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
7. BUSINESS ACQUISITIONS
Maintenance Prescriptions Programs, Inc. In July 2006, the Company entered into an Asset Purchase Agreement with Maintenance Prescriptions Programs, Inc., a New York corporation, and certain other owners named therein (collectively “MPP”), pursuant to which the Company agreed to acquire a customer contract from MPP relating to their mail service business. The aggregate purchase price of the acquired asset was $355. The Company has paid the former owners of MPP $266 from the Company’s working capital with the remainder of the purchase price due by July 31, 2008. The purchase price for this contract was allocated to intangible assets and is being amortized over three years.
Pharmaceutical Care Network. On March 7, 2005, the Company acquired all of the outstanding stock of Pharmaceutical Care Network (“PCN”), a California corporation, from the California Pharmacists Association (“CPhA”). PCN provided customary PBM services to corporations, HMO’s, insurance companies, third party administrators and union trusts. The aggregate purchase price of PCN was $13,000. In addition, the Company agreed to pay earnouts to CPhA, as additional purchase price, up to $30,000 over a three-year period if certain financial and performance targets are achieved. As of December 31, 2007, the financial and performance targets had not been achieved. The funds for the payment of the purchase price in connection with the PCN acquisition were obtained from the Company’s working capital and the JPMorgan Credit Facility. See Note 9, “Line of Credit” for more information.
In addition to the $13,000 purchase price for the acquisition of PCN, there were $561 of acquisition related expenses incurred by the Company. Of the $13,000, $10,500 was paid to CPhA and certain of PCN’s current and former employees who participated in its Long Term Incentive Plan, and $2,500 was deposited into escrow

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

to secure CPhA’s obligations under the purchase agreement. All escrow amounts securing CPhA’s obligations under the purchase agreement were released in accordance with the terms of the purchase agreement. At the time of the acquisition, PCN had approximately $30,942 of assets which included $16,711 of cash, $2,734 of restricted cash, $3,204 of accounts receivable, $6,090 of rebates receivable, $1,139 of other assets and $1,064 of property and equipment. They also had approximately $27,040 of liabilities which included $26,848 of claims and accounts payable, $97 of other current liabilities and $95 of other long-term liabilities. As a result of the PCN acquisition, $2,842 of severance and exit costs were accrued with $1,213 recorded as a deferred tax asset and $1,629 recorded as additional goodwill. Of this amount, $1,349 was paid as of December 31, 2007 and $332 was offset against goodwill as various employees did not satisfy conditions to receive their originally designated severance package. The acquisition was accounted for under the purchase method of accounting and the results of PCN’s operations were included in the consolidated financial statements commencing as of the closing date of the PCN acquisition. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $12,053, and consisted of the following components: (i) “know how” and computer software valued at $870 which are being amortized over ten years; (ii) customer relationships valued at $380 which are being amortized over ten years; and (iii) goodwill of $10,803. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) the goodwill is not being amortized.
Ascend. On July 31, 2003, the Company entered into a Stock Purchase Agreement with Portland Professional Pharmacy (“PPRX”), Portland Professional Pharmacy Associates (“PRXA”, and together with PPRX, “Specialty”, “Specialty Service”, “PPP” or “Ascend”) and the individual shareholders (the “PPP Shareholders”) to purchase all of the shares of PPP for $3,150. PPP provides a broad range of specialty-pharmacy services, including women’s health, pediatric care, men’s health and transplant. Funds for the PPP acquisition were obtained from the JPMorgan Credit Facility. See Note 9, “Line of Credit” for more information. The Company has positioned PPP as a preferred provider with PPP’s target markets while focusing on the extension of their specialty services to the Company’s PBM segment. In addition, the Company agreed to pay earnouts to the PPP Shareholders, as additional purchase price, up to $7,000 over a three-year period if the PPP business achieved certain financial targets. At the Company’s sole discretion, as much as 50% of the $7,000 could be settled in the form of the Company’s common stock. For the first year ended July 31, 2004, $716 was earned and was settled on September 15, 2004. Of this amount, $358 was paid in cash and $358 was settled in the form of the Company’s common stock (12,650 shares at $28.30 per share). For the second year ended July 31, 2005, $850 was earned and was settled on September 15, 2005. Of this amount, $425 was paid in cash and $425 was settled in the form of the Company’s common stock (17,127 shares at $24.84 per share). For the third year ended July 31, 2006, $931 was earned and was settled on September 30, 2006. Of this amount, $901 was paid in cash and $30 offset various legal fees paid by the Company on behalf of the former PPP Shareholders.
In addition to the $3,150 purchase price for PPP, there were $77 of acquisition related expenses incurred by the Company. At the time of the acquisition, PPP had approximately $1,664 of assets which included $177 of cash, $889 of accounts receivable, $539 of inventory, and $59 of property and equipment. PPP also had approximately $1,423 of liabilities, which included $609 of bank debt, which was paid at closing and $814 of miscellaneous payables. The acquisition was accounted for under the purchase method of accounting and the results of PPP’s operations were included in the consolidated financial statements commencing with the acquisition date. The excess of the acquisition costs over the fair value of identifiable net assets acquired was $2,986, and consisted of the following components: (i) customer relationships valued at $295 which are being amortized over seven years; (ii) employment and non-compete agreements valued at $100 each which are being amortized over four years; (iii) the Portland Professional Pharmacy trade name valued at $100 which is being amortized over four years; and (iv) goodwill of $2,391. From the date of acquisition through December 31, 2007, goodwill has increased by $2,497, which represents the cumulative amount of earnouts earned by PPP. In accordance with SFAS No. 142, the goodwill is not being amortized. For tax purposes the Company has made an election which will allow it to amortize the goodwill and other intangibles over fifteen years.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

8. GOODWILL AND INTANGIBLE ASSETS, NET
As of December 31, 2007 and June 30, 2007, the carrying amount of goodwill for the PBM and Specialty segments was $94,526 and $4,888, respectively. Goodwill is primarily comprised of the excess acquisition costs over the fair value of the net tangible and identifiable assets acquired by the Company, which has been allocated to goodwill. Goodwill also includes any earnouts earned in conjunction with the various business acquisitions. There has been no impairment of goodwill during the six months ended December 31, 2007. As of December 31, 2007, $82,021 of the Company’s goodwill is deductible for income tax purposes on a straight-line basis over 15 years.
The following is a summary of the Company’s intangible assets:

	December 31, 2007			June 30, 2007
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Intangible assets:
PBM (1)	$7,034	$4,831	$2,203	$7,034	$4,619	$2,415
Specialty (2)	595	486	109	595	459	136

Total	$7,629	$5,317	$2,312	$7,629	$5,078	$2,551

(1) Primarily comprised of the excess acquisition costs over the fair value of the net tangible and identifiable assets acquired by the Company, which has been allocated to intangible assets. The intangible assets consist primarily of customer relationships. See Note 7, “Business Acquisitions” for more information.
(2) Represents the Specialty Service segment primarily reflecting the excess of the Ascend purchase price over the net tangible and identifiable assets acquired, which has been allocated to intangible assets. The intangible assets consist primarily of customer relationships and employment agreements. See Note 7, “Business Acquisitions” for more information.
9. LINE OF CREDIT
On January 28, 2005, the Company and certain of its subsidiaries entered into a five-year $65,000 line of credit (the “Credit Facility”) with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A. (“JPMorgan”).
The Credit Facility is secured by the Company’s consolidated assets. The Credit Facility requires the Company to be in compliance with financial and other covenants. The three defined financial covenants include: (i) consolidated net worth; (ii) consolidated fixed charge ratio; and (iii) consolidated debt to EBITDA ratio. The Company was in compliance with all covenants as set forth in the Credit Facility, as amended, as of December 31, 2007. On September 30, 2007, the Company received an amendment and waiver to its Credit Facility with JPMorgan, to temporarily amend and waive certain provisions of the Credit Facility. As a result of the amendment and waiver, among other things, (i) the Company is entitled to borrow up to $25,000 pursuant to the Credit Facility, (ii) the maturity date of the Credit Facility was accelerated to March 31, 2008, (iii) through the maturity date of the Credit Facility, the spread at which the Company can borrow is 2.25% above LIBOR and the Federal funds rate and 1.25% above JPMorgan’s prime rate, and the fee incurred by the Company on the unutilized portion of its Credit Facility is 0.50%.
As of December 31, 2007, the Company had no outstanding borrowings under its Credit Facility.
The Company has a $250 irrevocable letter of credit which the Company has granted in favor of one of its customers to secure any indemnity obligations that may arise during the term of the customer agreement.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

The irrevocable letter of credit is cancellable upon the termination of the customer agreement. As of December 31, 2007, no amounts were drawn under this letter of credit.
10. SEGMENT REPORTING
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
The following tables present selected financial information about the Company’s reportable segments.

		Specialty	Intersegment
Six Months Ended December 31, 2007	PBM	Service	Elimination	Corporate	Total

Revenue	$319,735	$34,414	$(20,299)	$—	$333,850
Cost of claims	281,530	29,702	(17,596)	—	293,636

Gross profit	38,205	4,712	(2,703)	—	40,214
Selling, general and administrative expenses	—	—	—	41,790	41,790
Interest and other income	—	—	—	1,153	1,153
Interest expense	—	—	—	(176)	(176)

Loss before benefit from income taxes	—	—	—	—	(599)
Benefit from income taxes	—	—	—	—	(89)

Net loss	—	—	—	—	$(510)

Total identifiable assets	$231,402	$137,708	$(127,323)	—	$241,787

		Specialty	Intersegment
Six Months Ended December 31, 2006	PBM	Service	Elimination	Corporate	Total

Revenue	$377,142	$24,023	$(13,148)	$—	$388,017
Cost of claims	333,615	20,957	(11,454)	—	343,118

Gross profit	43,527	3,066	(1,694)	—	44,899
Selling, general and administrative expenses	—	—	—	40,044	40,044
Interest and other income	—	—	—	832	832
Interest expense	—	—	—	(250)	(250)

Income before provision for income taxes	—	—	—	—	5,437
Provision for income taxes					2,511

Net income	—	—	—	—	$2,926

Total identifiable assets	$273,175	$64,805	$(54,289)	—	$283,691

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

		Specialty	Intersegment
Three Months Ended December 31, 2007	PBM	Service	Elimination	Corporate	Total

Revenue	$160,833	$19,874	$(11,764)	$—	$168,943
Cost of claims	141,445	17,225	(10,277)	—	148,393

Gross profit	19,388	2,649	(1,487)	—	20,550
Selling, general and administrative expenses	—	—	—	20,227	20,227
Interest and other income	—	—	—	579	579
Interest expense	—	—	—	(75)	(75)

Income before provision for income taxes	—	—	—	—	827
Provision for income taxes	—	—	—	—	68

Net income	—	—	—	—	$759

Total identifiable assets	$231,402	$137,708	$(127,323)	—	$241,787

		Specialty	Intersegment
Three Months Ended December 31, 2006	PBM	Service	Elimination	Corporate	Total

Revenue	$192,919	$13,860	$(7,475)	$—	$199,304
Cost of claims	171,026	12,073	(6,492)	—	176,607

Gross profit	21,893	1,787	(983)	—	22,697
Selling, general and administrative expenses	—	—	—	20,208	20,208
Interest and other income	—	—	—	388	388
Interest expense	—	—	—	(101)	(101)

Income before provision for income taxes	—	—	—	—	2,776
Provision for income taxes					1,262

Net income	—	—	—	—	$1,514

Total identifiable assets	$273,175	$64,805	$(54,289)	—	$283,691
11. EARNINGS PER SHARE
For the fiscal quarters ended December 31, 2007 and 2006, the number of weighted average shares used in the basic and diluted earnings per share (“EPS”) calculation is 5,534,635 and 5,468,552, respectively.
The Company reports EPS in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS are computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted EPS are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. During the fiscal quarters and six months ended December 31, 2007 and 2006, all of the Company’s redeemable convertible preferred stock issued to New Mountain Partners, L.P. was excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. If the Company were to include the assumed conversion of redeemable convertible preferred stock and the outstanding options to purchase shares of common stock during the fiscal quarters ended December 31, 2007 and 2006, 6,956,522 equivalent shares of redeemable convertible preferred stock would have been added to the basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.
12. STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFIT PLAN
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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

The maximum number of shares of common stock issuable over the term of the Plan is limited to 4,850,000 shares plus an indeterminable number of shares of common stock issuable upon the exercise of “reload options.” There are no options outstanding that contain the “reload” provision. The Plan permits the granting of stock options, stock grants, stock units and stock appreciation rights to employees (including employee directors and officers) and consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Options granted under the Plan have an exercise price of at least 100% of the fair market value of the underlying stock, or 110% in the case of an individual who owns more than 10% of the combined voting power of all classes of stock of the Company on the grant date. Options granted under the Plan generally vest over a three or four-year period. As of December 31, 2007, there are 1,330,226 shares of stock that are reserved for future issuances under the Plan.
The Company did not grant any options during the six months ended December 31, 2007. The weighted-average grant date fair value of employee stock options granted during the six months ended December 31, 2006 was $8.07 using the lattice-binomial model with the following weighted-average assumptions:

Expected volatility	58.2%
Risk-free interest rate	4.73%
Expected dividend yield	0.0%
Expected life (years)	5.5 years
Post-vesting terminations	1.0%
Sub-optimal exercise factor	3.82
Summarized information related to stock option activity for the six months ended December 31, 2007 is as follows:

			Weighted-
			Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic
	Options	Exercise Price	Term (in years)	Value

Outstanding at June 30, 2007	1,144,136	$22.22	6.22	$1,204
Granted	—	—	—	—
Exercised	(35,047)	7.60	—	—
Cancelled/forfeited	(222,119)	22.38	—	—

Outstanding at December 31, 2007	886,970	$22.81	5.32	$19

Exercisable at December 31, 2007	395,564	$24.35	4.08	$19

The total intrinsic value of options exercised during the six months ended December 31, 2007 and 2006 was $76 and $250, respectively. The total fair value of shares vested during the six months ended December 31, 2007 and 2006 was $1,180 and $2,558, respectively. The Company expects the majority of outstanding nonvested options to vest.
Nonvested stock option activity for the six months ended December 31, 2007 is as follows:

		Weighted-Average
	Number of	Grant Date Fair
	Options	Value

Nonvested at June 30, 2007	659,659	$13.04
Granted	—	—
Vested	(88,445)	13.34
Cancelled/forfeited	(79,808)	11.96

Nonvested at December 31, 2007	491,406	$13.16

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

As of December 31, 2007, there was $3,482 of total unrecognized compensation related to outstanding nonvested stock options. That cost is expected to be recognized over a weighted-average period of 26 months.
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
All restricted stock awards issued under the Stock Grant Plan are valued at the closing market value of the Company’s common stock on the date of grant. The fair value of the restricted stock award is expensed on a straight-line basis over the vesting period. During the six months ended December 31, 2007 and 2006, stock-based compensation expense related to restricted stock awards was $167 and $105, respectively.
Summarized information related to restricted stock awards for the six months ended December 31, 2007 is as follows:

		Weighted Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value

Outstanding at June 30, 2007	42,540	$19.75	$840
Granted	269,000	8.88	—
Converted to common stock	(1,036)	14.98	—
Cancelled/forfeited	(4,538)	14.07	—

Outstanding at December 31, 2007	305,966	$14.24	$4,357

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All in thousands, except share amounts)
(UNAUDITED)

As of December 31, 2007, there was $2,734 of total unrecognized compensation related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 38 months. The Company expects the majority of the nonvested restricted stock awards to vest.
13. SUPPLEMENTAL CASH FLOW INFORMATION

Six months ended December 31,	2007	2006

Cash paid:
Interest	$229	$148
Income taxes	$11	$367

During the six months ended December 31, 2007, the Company financed $238 of capital expenditures through capital lease obligations. The Company’s Board of Directors did not declare a dividend on the Series A Preferred Stock for the fiscal quarters ended September 30, 2007 and December 31, 2007.
14. MAJOR CUSTOMERS AND PHARMACIES
For the three and six months ended December 31, 2007, 21.0% and 19.5%, respectively, of the Company’s revenue was from Boston Medical Center Health Plan, Inc. (“BMC”) a current customer, which is reported within the PBM segment. Amounts due from BMC approximated $5,699 as of December 31, 2007. In addition, for the three and six months ended December 31, 2007, 20.1% and 19.4%, respectively, of the Company’s revenue was from State of Hawaii (“SOH”), a current customer, which is reported within the PBM segment. Amounts due from SOH approximated $4,151 as of December 31, 2007.
For the three and six months ended December 31, 2007, no pharmacy chain accounted for more than 10% of the Company’s total cost of claims. For the three and six months ended December 31, 2006, approximately 12% of the Company’s cost of claims was from one pharmacy chain.
15. COMMITMENTS AND CONTINGENCIES
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
The Company has an agreement with an unrelated third party that may be risk-bearing in nature. As of December 31, 2007, the Company has not done any business in relation to this agreement.
16. MANAGEMENT CHANGES
In May 2007, the Company took steps to execute a series of management changes which included the termination of various members of the Company’s management. As a result of these management changes, $1,938 of one-time termination benefits were incurred in connection with these and other management changes and accrued as of June 30, 2007. The one-time termination benefits were included in selling, general and administrative expenses in the consolidated statement of income. Of this amount, $977 was paid as of December 31, 2007.

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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

OPERATING INCOME
Fiscal Quarter Ended December 31,

		Increase/
	2007	(Decrease)	2006
Revenue	$168,943	(15.2%)	$199,304
Cost of claims	148,393	(16.0%)	176,607

Gross profit	20,550	(9.5%)	22,697
Selling, general and administrative expenses	20,227	0.1%	20,208

Operating income	$323	(87.0%)	$2,489

OPERATING (LOSS) INCOME
Six Months Ended December 31,

		Increase/
	2007	(Decrease)	2006
Revenue	$333,850	(14.0%)	$388,017
Cost of claims	293,636	(14.4%)	343,118

Gross profit	40,214	(10.4%)	44,899
Selling, general and administrative expenses	41,790	4.4%	40,044

Operating (loss) income	$(1,576)	(132.5%)	$4,855

Results of Operations
Fiscal Quarter Ended December 31, 2007 Compared to Fiscal Quarter Ended December 31, 2006
Revenue decreased $30,361, or 15.2%, from $199,304 for the fiscal quarter ended December 31, 2006 to $168,943 for the fiscal quarter ended December 31, 2007. This decrease was a result of a 20.1% decrease in our prescription count and a 25.7% decrease in the amount of covered lives, partially offset by an 8.1% increase in the gross revenue per prescription and a 7.4% increase in drug utilization. We define drug utilization as the ratio of prescriptions over the amount of covered lives. The increase in gross revenue per prescription is the result of a change in the customer mix.
For the fiscal quarter ended December 31, 2007, there was $4,370 of co-payments included in revenue from Mail Service as compared to $4,061 for the fiscal quarter ended December 31, 2006. Co-payments retained by pharmacies on prescriptions filled for our participants and not included in our revenue were $54,411 and $70,656, for the fiscal quarters ended December 31, 2007 and 2006, respectively. Under our customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. Under customer contracts, we do not assume liability for participant co-payments in pharmacy transactions. As such, we do not include participant co-payments to pharmacies in our revenue or our cost of claims.
Cost of claims decreased $28,214, or 16.0%, from $176,607 for the fiscal quarter ended December 31, 2006 to $148,393 for the fiscal quarter ended December 31, 2007. This decrease is commensurate with the decrease in revenue as noted above. As a percentage of revenue, cost of claims decreased from 88.6% to 87.8% for the fiscal quarters ended December 31, 2006 and December 31, 2007, respectively.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

Gross profit decreased $2,147, or 9.5%, from $22,697 for the fiscal quarter ended December 31, 2006 to $20,550 for the fiscal quarter ended December 31, 2007. This decrease is primarily comprised of a $3,009 reduction in gross profit from our PBM segment which primarily resulted from a 20.1% reduction in prescription count, offset by an $862 increase in gross profit from our Specialty segment. Gross profit, as a percentage of revenue, increased from 11.4% to 12.2% for the fiscal quarters ended December 31, 2006 and December 31, 2007, respectively.
Selling, general and administrative expenses increased $19, or 0.1%, from $20,208 for the fiscal quarter ended December 31, 2006 to $20,227 for the fiscal quarter ended December 31, 2007. Included in selling, general and administrative expenses for the fiscal quarter ended December 31, 2007 are (i) $395 relating to fees incurred from an unrelated consulting firm who was assisting us with our strategic review and (ii) $460 of severance related expenses.
Selling, general and administrative expenses as a percentage of revenue increased from 10.1% for the fiscal quarter ended December 31, 2006 to 12.0% for the fiscal quarter ended December 31, 2007.
Other income, net increased $217, or 75.6%, from $287 for the fiscal quarter ended December 31, 2006 to $504 for the fiscal quarter ended December 31, 2007. The increase primarily relates to $148 of late fees charged to various terminated customers for untimely payments of their invoices.
Income before provision for income taxes decreased $1,949, or 70.2%, from $2,776 for the fiscal quarter ended December 31, 2006 to $827 for the fiscal quarter ended December 31, 2007. The decrease relates to (i) the $2,147 decrease in our gross profit, and (ii) the $19 increase in our selling, general and administrative expenses, offset by the $217 increase in other income, net as noted above.
Our effective tax rate was 8.2% for the fiscal quarter ended December 31, 2007 as compared to 45.5% for the fiscal quarter ended December 31, 2006. The decrease in the effective tax rate primarily resulted from lower pre-tax income combined with the effects of expensing stock options in accordance with SFAS 123R and from annualizing our effective tax rate in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB No. 28”).
Net income decreased $755, or 49.9%, from $1,514 for the fiscal quarter ended December 31, 2006 to $759 for the fiscal quarter ended December 31, 2007. The decrease is the result of (i) the decrease in gross profit, and (ii) the increase in selling, general and administrative expenses, offset by (i) the decrease in our effective tax and (ii) the increase in other income, net.
In addition, for the fiscal quarter ended December 31, 2007, there was a charge against net income available to common stockholders related to the New Mountain Transaction (see “Liquidity and Capital Resources”). This charge is for the accretion of transaction expenses which was $119 for the fiscal quarter ended December 31, 2007. For the fiscal quarter ended December 31, 2006, there were two charges against net loss available to common stockholders related to the New Mountain Transaction. The first of these charges relates to our series A redeemable convertible preferred stock (the “Series A Preferred Stock”) cash dividends, which amounted to $1,411 for the fiscal quarter ended December 31, 2006. The Series A Preferred Stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80,000), which decreases to 3.5% after the fifth anniversary of issuance, March 19, 2009. The dividend of $1,411 represents the amount accrued for the fiscal quarter ended December 31, 2006. Our Board of Directors did not declare a dividend on the Series A Preferred Stock for the fiscal quarter ended December 31, 2007. The second charge is for the accretion of transaction expenses which was $119 for the fiscal quarter ended December 31, 2006.
After deducting these charges from net income, there remained net income (loss) available to common stockholders of $640 and $(16) for the fiscal quarters ended December 31, 2007 and 2006, respectively.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

Six Months ended December 31, 2007 Compared to Six Months ended December 31, 2006
Revenue decreased $54,167, or 14.0%, from $388,017 for the six months ended December 31, 2006 to $333,850 for the six months ended December 31, 2007. This decrease was a result of a 19.6% decrease in our prescription count and a 25.9% decrease in the amount of covered lives, partially offset by a 6.9% increase in the gross revenue per prescription and an 8.4% increase in drug utilization. The increase in gross revenue per prescription is the result of a change in the customer mix.
Cost of claims decreased $49,482, or 14.4%, from $343,118 for the six months ended December 31, 2006 to $293,636 for the six months ended December 31, 2007. This decrease is commensurate with the decrease in revenue as noted above. As a percentage of revenue, cost of claims decreased from 88.4% to 88.0% for the six months ended December 31, 2006 and December 31, 2007, respectively.
Gross profit decreased $4,685, or 10.4%, from $44,899 for the six months ended December 31, 2006 to $40,214 for the six months ended December 31, 2007. This decrease is primarily comprised of i) a $5,826 reduction in gross profit from our PBM segment which primarily resulted from a 19.6% reduction in prescription count, and (ii) a $492 decrease in gross profit during the six months ended December 31, 2007 as compared to the six months ended December 31, 2006 primarily consisting of the $1,017 Rebate Error and the $1,523 Claims Payable Error as noted above, offset by a $1,646 increase in gross profit from our Specialty segment. Gross profit, as a percentage of revenue, increased from 11.6% to 12.0% for the six months ended December 31, 2006 and December 31, 2007, respectively.
Selling, general and administrative expenses increased $1,746, or 4.4%, from $40,044 for the six months ended December 31, 2006 to $41,790 for the six months ended December 31, 2007. This increase is primarily the result of (i) a $579 net increase in compensation and related items, inclusive of a $477 increase in one-time termination benefits, and a $1,040 increase in fees incurred from an unrelated consulting firm who was assisting us with our strategic review, offset by a $1,027 decrease in stock compensation expense primarily related to senior management changes during the fourth quarter of fiscal 2007, and (ii) a $1,529 increase in information-technology costs, which includes a $584 benefit from the prior year relating to the Lease Error as noted above. Offsetting these increases is the $831 Claims Payable Error.
Selling, general and administrative expenses as a percent of revenue increased from 10.3% for the six months ended December 31, 2006 to 12.5% for the six months ended December 31, 2007.
Other income, net increased $395, or 67.9%, from $582 for the six months ended December 31, 2006 to $977 for the six months ended December 31, 2007. The increase primarily relates to $329 of late fees charged to various terminated customers for untimely payments of their invoices for the six months ended December 31, 2007.
Income (loss) before the provision (benefit) for income taxes decreased $6,036, or 111.0%, from $5,437 for the six months ended December 31, 2006 to $(599) for the six months ended December 31, 2007. The decrease relates to (i) the $4,685 decrease in our gross profit, and (ii) the $1,746 increase in our selling, general and administrative expenses, offset by the $395 net increase in other income as noted above.
Our effective tax rate was 14.9% for the six months ended December 31, 2007 as compared to 46.2% for the six months ended December 31, 2006. The decrease in the effective tax rate primarily resulted from lower pre-tax income combined with the effects of expensing stock options in accordance with SFAS 123R and from annualizing our effective tax rate in accordance with APB No. 28.
Net income (loss) decreased $3,436, or 117.4%, from $2,926 for the six months ended December 31, 2006 to $(510) for the six months ended December 31, 2007. The decrease is the result of i) the decrease in gross

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

profit, and ii) the increase in selling, general and administrative expenses, offset by (i) the decrease in our effective tax and (ii) the increase in other income, net.
In addition, for the six months ended December 31, 2007, there was a charge against net loss available to common stockholders related to the New Mountain Transaction. This charge is for the accretion of transaction expenses which was $239 for the six months ended December 31, 2007. For the six months ended December 31, 2006, there were two charges against net loss available to common stockholders related to the New Mountain Transaction. The first of these charges relates to our Series A Preferred Stock cash dividends, which amounted to $2,823 for the six months ended December 31, 2006. The Series A Preferred Stock provides for an initial cash dividend equal to 7% of the investment amount (currently $80,000), which decreases to 3.5% after the fifth anniversary of issuance, March 19, 2009. Our Board of Directors did not declare a dividend on the Series A Preferred Stock for the fiscal quarters ended September 30, 2007 and December 31, 2007. The second charge is for the accretion of transaction expenses which was $239 for the six months ended December 31, 2006.
After deducting these two charges from net income (loss), there remained net loss available to common stockholders of $(136) for the six months ended December 31, 2006 as compared to $(749) for the six months ended December 31, 2007.
Liquidity and Capital Resources
Our primary cash requirements are for capital expenditures and operating expenses, including cost of pharmaceuticals, software and hardware upgrades, funding of accounts receivable and inventory in our Mail Service and Specialty Service pharmacies. We have acquired eight companies since July 2000 utilizing primarily cash. This has had the effect of increasing our working capital deficits until sufficient profitability is earned to offset these deficits. As of December 31, 2007 and June 30, 2007, we had working capital/(deficit) of $255 and $(2,909), respectively.
In July 2006, we received approval from the Centers for Medicare & Medicaid Services (“CMS”) to operate as a national prescription drug plan (“PDP”) sponsor under Medicare Part D through our wholly-owned subsidiary, NMHC Group Solutions which commenced on January 1, 2007. In order for us to maintain our risk-bearing licensures, we must fulfill statutory capital and surplus requirements. We currently maintain $5,285 in a restricted cash account to fulfill such requirements. Effective January 1, 2008, we entered into a contract with CMS to provide “800 Series Only” Medicare Part D benefits solely to employer groups and discontinued offering our PDP to individual enrollees. In addition, effective January 1, 2008, we only provide non-risk bearing Medicare benefits to employer groups that will reimburse us directly for any prescription drug costs. We do not intend to offer our PDP to employer groups in instances where we could be subject to risk. This change in PDP offerings may allow us to decrease the statutory capital and surplus amounts maintained in our restricted cash accounts and to no longer be subject to state licensure requirements in the majority of the 50 states and territories, other than in our domicile state of Delaware.
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

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

Net cash provided by operating activities was $7,370 for the six months ended December 31, 2007 as compared to $8,007 for the six months ended December 31, 2006. This decrease of $637 is primarily the result of a (i) a $14,527 decrease in rebates payable to customers, and (ii) a $919 decrease in trade and other payables and accrued expenses. These decreases were partially offset by a $10,389 increase in rebates receivable and a $6,939 increase in claims payable to pharmacies. This decrease was further caused by $1,245 of net decreases in other operating activities.
Historically, the timing of our collections of accounts receivable and payments of accounts payable has generally been a net source of cash from operating activities. This is the result of the terms of trade in place with plan customers on the one hand, and our pharmacy networks on the other hand. These terms generally lead to our payments to participating pharmacies being slower than our corresponding collections from plan customers. We believe that this situation is not unusual in the PBM industry and expect to operate on similar terms for the foreseeable future. However, there can be no assurance that such terms of trade will continue in the future and, if they were to change materially, we could require additional working capital financing. If such terms of trade were to change materially, and/or if we were unable to obtain additional working capital financing, there could be a material adverse effect on our business, financial condition, or results of operations. We were in compliance with all covenants as set forth in the Credit Facility, as amended, as of December 31, 2007. On September 30, 2007, we received an amendment and waiver to our Credit Facility with JPMorgan, to temporarily amend and waive certain provisions of the Credit Facility. As a result of the amendment and waiver, among other things, (i) we are entitled to borrow up to $25,000 pursuant to the Credit Facility, (ii) the maturity date of the Credit Facility was accelerated to March 31, 2008, (iii) through the maturity date of the Credit Facility, the spread at which we can borrow is 2.25% above LIBOR and the Federal funds rate and 1.25% above JPMorgan’s prime rate, and the fee incurred by us on the unutilized portion of our Credit Facility is 0.50%. We are currently in the process of exploring alternative financing arrangements subsequent to March 31, 2008 so we can access any funds as needed. We currently expect to enter into a new Credit Facility on or before March 31, 2008.
Net cash used in investing activities was $1,419 for the six months ended December 31, 2007 as compared to $3,435 for the six months ended December 31, 2006. The $1,419 net cash used in investing activities for the six months ended December 31, 2007 was used for capital expenditures.
Net cash used in financing activities was $256 for the six months ended December 31, 2007 as compared to $1,222 for the six months ended December 31, 2006. This decrease of $966 is primarily the result of a $1,586 decrease in proceeds from the exercise of stock options, offset by (i) a $1,133 decrease in payments towards our capital lease obligations and (ii) the non-payment of dividends during the six months ended December 31, 2007. Our Board of Directors did not declare a dividend on the Series A Preferred Stock for the fiscal quarters ended September 30, 2007 and December 31, 2007.
Line of Credit
On January 28, 2005, we entered into a five-year $65,000 line of credit (the “Credit Facility”) with a syndicate of commercial banks led by JPMorgan Chase Bank, N.A (“JPMorgan”). The Credit Facility contains various covenants that, among other things, require us to maintain certain financial ratios, which are consolidated net worth, consolidated fixed charge ratio and consolidated debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. The consolidated fixed charge ratio and the consolidated debt to EBITDA ratio are evaluated by JPMorgan as a measure of our liquidity and our ability to meet all of our obligations under the Credit Facility. As of December 31, 2007, there was no principal balance outstanding under the Credit Facility. We were in compliance with all covenants as set forth in the Credit Facility, as amended, as of December 31, 2007. On September 30, 2007, we received an amendment and waiver to our Credit Facility with JPMorgan, to temporarily amend and waive certain provisions of the Credit Facility. As a result of the amendment and waiver, among other things, (i) we are entitled to borrow up to $25,000 pursuant to the Credit Facility, (ii) the maturity date of the Credit Facility was accelerated to

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

March 31, 2008, (iii) through the maturity date of the Credit Facility, the spread at which we can borrow is 2.25% above LIBOR and the Federal funds rate and 1.25% above JPMorgan’s prime rate, and the fee incurred by us on the unutilized portion of our Credit Facility is 0.50%. We are currently in the process of exploring alternative financing arrangements subsequent to March 31, 2008 so we can access any funds as needed. We currently expect to enter into a new Credit Facility on or before March 31, 2008.
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
Net cash provided by operating activities can be reconciled to EBITDA, which we believe to be the most directly comparable financial measure to net cash provided by operating activities, as follows:

	Six Months Ended December 31,
	2007	2006

Net cash provided by operating activities	$7,370	$8,007
(Benefit) provision for income taxes	(89)	2,511
Interest (income) expense, net	(975)	(561)
Net change in assets and liabilities	(2,204)	3,533
Non-cash items to reconcile net cash from operations to net (loss) income	(1,699)	(4,036)

EBITDA	$2,403	$9,454

Adjusted prescriptions (1)	11,173	13,895
EBITDA per adjusted prescription	$0.22	$0.68
(1)	Estimated adjusted prescription volume equals the Mail Service prescriptions multiplied by 3, plus retail and Specialty prescriptions. These Mail Service prescriptions are multiplied by 3 to adjust for the fact that they include approximately 3 times the amount of product days supplied compared with retail prescriptions.

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
The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of December 31, 2007:
Payments Due by Period

	Total	2008	2009-2010	2011-2012	Thereafter

Capital lease obligations	$2,184	$939	$1,091	$154	$—

Operating leases	11,391	3,954	5,092	1,385	960

Total contractual cash obligations	$13,575	$4,893	$6,183	$1,539	$960

Off-Balance Sheet Arrangements
Other than lease obligations noted above, we do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.
Commitments and Contingencies
As an approved PDP sponsor, in order for us to maintain our risk-bearing licensures, we must fulfill statutory capital and surplus requirements. We currently maintain $5,285 in a restricted cash account to fulfill such requirements. Effective January 1, 2008, we entered into a contract with CMS to provide “800 Series Only” Medicare Part D benefits solely to employer groups and discontinued offering its PDP to individual enrollees. In addition, effective January 1, 2008, we only provide non-risk bearing Medicare benefits to employer groups that will reimburse us directly for any prescription drug costs. We do not intend to offer our PDP to employer groups in instances where we could be subject to risk. This change in PDP offerings may allow us to decrease the statutory capital and surplus amounts maintained in our restricted cash accounts and to no longer be subject to state licensure requirements in the majority of the 50 states and territories, other than in our domicile state of Delaware.
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
We used the remaining proceeds from the issuance and sale of the Series A Preferred Stock of approximately $24,000, excluding expenses related to the closing of the New Mountain Transaction, for the Inteq acquisition and working capital purposes. See Note 7, “Business Acquisitions” for descriptions of the various acquisitions that have been consummated in the last 4 years.
The Series A Preferred Stock provides for an initial annual cash dividend equal to 7% of the investment amount, which decreases to 3.5% after the fifth anniversary of issuance. Initially, the Series A Preferred Stock was convertible into common stock at a price of $11.50 per share of common stock, or an aggregate of 6,956,522 shares of the Company’s common stock. Subject to certain conditions, the aggregate liquidation value of the Series A Preferred Stock is the greater of $11.50 per share plus all unpaid dividends, whether or not declared, or the amount that would be payable to a holder of the Series A Preferred Stock if the Series A Preferred Stock was converted into common stock immediately prior to the liquidation. Our Board of Directors did not declare a dividend on the Series A Preferred Stock for the fiscal quarters ended September 30, 2007 and December 31, 2007. Accordingly, the aggregate liquidation value of the Series A Preferred Stock increased by $2,823 and the number of shares of common stock into which the preferred stock may convert increased by 245,479.
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
On September 30, 2007, we received an amendment and waiver to our Credit Facility with JPMorgan, to temporarily amend and waive certain provisions of the Credit Facility. As a result of the amendment and waiver, among other things, (i) we are entitled to borrow up to $25,000 pursuant to the Credit Facility, (ii) the maturity date of the Credit Facility was accelerated to March 31, 2008, (iii) through the maturity date of the Credit Facility, the spread at which we can borrow is 2.25% above LIBOR and the Federal funds rate and 1.25% above JPMorgan’s prime rate, and the fee incurred by us on the unutilized portion of our Credit Facility is 0.50%.
We anticipate that current cash positions, together with anticipated cash flow from operations and our borrowing capabilities, will be sufficient to satisfy our contemplated cash requirements for at least 24 months. This is based upon current levels of capital expenditures and anticipated operating results for the next 24 months. In addition, we will require cash to acquire inventory for our Mail Service and Specialty Service operations, and fulfill statutory capital and surplus requirements in connection with our PDP. In the event that our plans change or our assumptions prove to be inaccurate, or our cash on hand together with the proceeds from our revolving Credit Facility prove to be insufficient or unavailable to fund operations, we could be required to seek additional financing sooner than anticipated. There can be no assurance that such financing could be obtained at rates or on terms acceptable to us, if at all. We are currently in the process of exploring alternative financing arrangements subsequent to March 31, 2008 so we can access any funds as needed. We currently expect to enter into a new credit facility on or before March 31, 2008.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

For the three and six months ended December 31, 2007, 21.0% and 19.5%, respectively, of our revenue was from Boston Medical Center Health Plan, Inc. (“BMC”) a current customer, which is reported within the PBM segment. Amounts due from BMC approximated $5,699 as of December 31, 2007. In addition, for the three and six months ended December 31, 2007, 20.1% and 19.4%, respectively, of our revenue was from State of Hawaii (“SOH”), a current customer, which is reported within the PBM segment. Amounts due from SOH approximated $4,151 as of December 31, 2007.
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
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (ii) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 is effective for fiscal years that begin after November 15, 2007, which for the Company is July 1, 2008, and will be applied prospectively. The Company is currently evaluating the impact SFAS No. 157 will have on its consolidated financial statements and is not yet in a position to determine what, if any, effects SFAS No. 157 will have on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007, which for the Company is July 1, 2008, and will be applied prospectively. The Company is currently evaluating the impact SFAS No. 159 will have on its consolidated financial statements and is not yet in a position to determine what, if any, effects SFAS No. 159 will have on the consolidated financial statements.

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
Although the management of our Company, including the Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Number	Description of Exhibit
2.1+	Stock Purchase Agreement dated as of July 31, 2003 by and among NMHC and Portland Professional Pharmacy, Portland Professional Pharmacy Associates and the individuals listed on Schedule I thereto (3)
2.2+	Amended and Restated Preferred Stock Purchase Agreement dated November 26, 2003 by and between NMHC and New Mountain Partners, L.P. (4)
2.3+	Asset Purchase Agreement dated as of April 1, 2004 among NMHC, Inteq PBM, LP, Inteq-RX Group, LLP, and the other persons named therein (6)
2.4+	Stock Purchase Agreement dated March 7, 2005 by and among NMHC, PCN Acquisition Corp., Pharmaceutical Care Network, and California Pharmacists Association (7)
3.1	Certificate of Incorporation of NMHC (2)
3.2	Certificate of Amendment of the Certificate of Incorporation of NMHC (5)

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

3.3	Amended and Restated By-Laws of NMHC (8)
4.1	Specimen of Common Stock Certificate (9)
4.2	Specimen of Series A 7% Convertible Preferred Stock Certificate (9)
4.3	Form of Representatives’ Warrant Agreement by and among NMHC, Ryan, Beck & Co., Inc. and Pennsylvania Merchant Group, including form of Warrant Certificate (1)
4.4	Certificate of Designations, Preferences and Rights of Series A 7% Convertible Preferred Stock of NMHC (5)
10.1	Lease Extension to Lease dated January 28, 2008 between Sunbeam Development Corporation and NMHCRx Mail Order, Inc.
10.2	Employment Agreement between NMHC and Stuart Diamond dated as of November 13, 2007
10.3	(9)Employment Agreement between NMHC and George P. McGinn, Jr. dated as of November 13, 2007 (9)
10.4	Employment Agreement between NMHC and Mark Adkison dated as of November 13, 2007 (9)
10.5	Employment Agreement between NMHC and Marty Magill dated as of November 13, 2007 (9) Form of Restricted Stock Agreement (9)
10.6	First Amendment to Chairman Agreement dated as of January 28, 2008 (10)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act

+	As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
(1)	Denotes document filed as an Exhibit to NMHC’s Registration Statement on Form S-1 (Registration Number: 333-72209) and incorporated herein by reference.

(2)	Denotes document filed as Exhibit C to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on December 21, 2001 and incorporated herein by reference.

(3)	Denotes document filed as an Exhibit to NMHC’s Report on Form 10-K for the fiscal year ended June 30, 2003 and incorporated herein by reference.

(4)	Denotes document filed as Annex B to NMHC’s Definitive Proxy Statement on Schedule 14-A filed on February 19, 2004 and incorporated herein by reference.

(5)	Denotes document filed as an Exhibit to NMHC’s Form 10-Q for the fiscal quarter ended March 31, 2004 and incorporated herein by reference.

(6)	Denotes document filed as an Exhibit to NMHC’s Form 8-K filed on April 14, 2004 and incorporated herein by reference.

(7)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on March 11, 2005 and incorporated herein by reference.

(8)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on November 14, 2005 and incorporated herein by reference.

NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC. AND SUBSIDIARIES
(All in thousands, except share amounts)

(9)	Denotes document filed as an exhibit to NMHC’s Form 10-K for the fiscal year ended June 30, 2007 and incorporated herein by reference.

(10)	Denotes document filed as an exhibit to NMHC’s Form 8-K filed on February 1, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NATIONAL MEDICAL HEALTH CARD SYSTEMS, INC.
(Registrant)

Date: February 8, 2008	By:	/s/ Thomas W. Erickson
Thomas W. Erickson
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Stuart Diamond
Stuart Diamond
Chief Financial Officer (Principal Financial Officer)